Form 10-K/A
period 1994-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1995-04-28
CIK 818074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                      ANNUAL REPORT PURSUANT TO SECTION 13
                                  OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                        Commission File Number:  0-16207

                        ALL AMERICAN SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              59-2814714
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 N.W. 52ND AVENUE
MIAMI, FLORIDA                                                             33014
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (305) 621-8282

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities Registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ---

As of March 27, 1995, 12,416,791 shares of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $19,400,000.

                      Documents incorporated by reference:
                                      None

================================================================================

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

         NAME                                        CLASS      AGE           POSITION
         ----                                        -----      ---           --------
         Paul Goldberg(1) . . . . . . . . . . . .     III       66    Chairman of the Board of
                                                                      Directors and Chief Executive
                                                                      Officer
         Bruce M. Goldberg(1) . . . . . . . . . .      II       39    President and Chief Operating
                                                                      Officer and Director
         Howard L. Flanders . . . . . . . . . . .      II       37    Vice President, Secretary and
                                                                      Chief Financial Officer and
                                                                      Director
         Rick Gordon  . . . . . . . . . . . . . .     III       41    Senior Vice President of Sales
                                                                      and Marketing and Director
         S. Cye Mandel(2)(3)  . . . . . . . . . .       I       66    Director
         Sheldon Lieberbaum(2)(3) . . . . . . . .       I       60    Director

- ---------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee

         The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 1995, 1996 and 1997, respectively. The Company's executive officers serve at the discretion of the Board; however, all executive officers have or are contemplated to have employment agreements with the Company. See "Item 11. Executive Compensation -- Employment Agreements." The following is a brief resume of the Company's executive officers and directors.

         PAUL GOLDBERG, one of the co-founders of the Company and the father of Bruce M. Goldberg, has been employed by the Company in various executive capacities since its predecessor's formation in 1964, and has served as Chairman of the Board and Chief Executive Officer since 1978. Mr. Goldberg was also President of the Company until July 1994.

         BRUCE M. GOLDBERG, the son of Paul Goldberg, joined the Company in October 1988 as Vice President, in 1990 became Executive Vice President and in July 1994 became President and Chief Operating Officer. Bruce M. Goldberg has served as a Director of the

Company since 1987. From 1984 until joining the Company, Bruce M. Goldberg practiced law in his own firm. Prior thereto, he practiced law while associated with two Miami law firms, Shutts & Bowen and Shapiro, Hoffman, Lester and Abramson.

         HOWARD L. FLANDERS joined the Company in February 1991 as its Vice President and Chief Financial Officer, and in 1992 became a Director of the Company and Secretary. Prior to joining the Company, Mr. Flanders, who is a CPA, was Controller of Reliance Capital Group, Inc., a subsidiary of Reliance Group Holdings, Inc., where he held various positions since 1982. Prior thereto, Mr. Flanders was an accountant with the public accounting firm of Coopers & Lybrand.

         RICK GORDON has been employed by the Company since January 1986. He was originally the General Manager of the Company's Northern California office and Northwest Regional Manager. In March 1990, Mr. Gordon became the Western Regional Vice President and in 1992 Vice President of North American Sales and a Director of the Company. In 1994, Mr. Gordon was appointed Senior Vice President of Sales and Marketing for the Company. Before working for the Company, Mr. Gordon was Western Regional Vice President for Diplomat Electronics, another electronic components distributor, from 1975 until 1986.

         S. CYE MANDEL is a prominent South Florida businessman who has been an executive in the food service industry for the past 20 years. Mr. Mandel has been a principal in the entity which acted from 1989 to 1993 as the manager of the Miccosukee Indian bingo enterprise located in Miami, Florida. Mr. Mandel has served as Director of the Company since 1987.

         SHELDON LIEBERBAUM is director of corporate finance and a director and shareholder of Lew Lieberbaum & Co., Inc. (the "Underwriter"), an investment banking firm which was one of the underwriters of the Company's 1992 public offering (the "1992 Public Offering") and is contemplated to be the underwriter for an offering (the "Offering") by the Company of 4,550,000 shares of Common Stock (exclusive of the over-allotment option (the "Over-Allotment Option") of 682,500 additional shares) covered by a registration statement filed by the Company with the SEC on April 17, 1995. He was also an officer of the underwriter which took the Company public in 1987. Mr. Lieberbaum has been in the brokerage business for over 35 years and serves as a director for Unapix Enterprises, Eastco Industrial Safety Corporation and In-Home Health, Inc. Mr. Lieberbaum became a Director of the Company in 1992 in connection with an agreement of the Company with the underwriters of the 1992 Public Offering that until June 18, 1995, the Company would use its best efforts to cause one individual designated by such underwriters to be elected to the Board or to be an advisor to the Board. It is contemplated that, in the event that the Offering is successfully completed, a similar agreement regarding the designation of a director of the Company will be entered into between the Company and the Underwriter.

BOARD COMMITTEES

  Executive Committee

         The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 1994, the Executive Committee did not meet formally, however, its members met on nearly a daily basis in connection with the operations of the Company. The Executive

Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

  Audit Committee

         The Audit Committee is comprised of S. Cye Mandel and Sheldon Lieberbaum. The Audit Committee is responsible for recommending the selection of the independent auditors (which was done during the last year by the Board as a whole), reviewing the arrangements and scope of the independent audit, reviewing internal accounting procedures and controls and reviewing the reports and recommendations of the independent auditors with respect to internal controls.

  Compensation Committee

         Prior to March 27, 1993, the Compensation Committee was comprised of Paul Goldberg and Bruce M. Goldberg. Effective March 27, 1993, the Compensation Committee consists of S. Cye Mandel and Sheldon Lieberbaum, two independent non-employee directors of the Company. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for a discussion of the Compensation Committee's responsibilities.

  Nominating Committee

         The Board does not have a Nominating Committee, such function being performed by the Board as a whole.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock, and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are also required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, during the fiscal year ended December 31, 1994, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied, except that a Form 4 was not filed (i) by Paul Goldberg in connection with his gift (the "Gift") of 8,500 shares of Common Stock in trust for one of his grandchildren,
(ii) by Bruce M. Goldberg in connection with his acting as the trustee of the Gift and (iii) by Bruce M. Goldberg in connection with his exercise of stock options covering 3,125 shares of Common Stock. Such Forms 4 are in the process of being filed.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation earned during each of the fiscal years ended December 31, 1994, 1993 and 1992 by the Chief

Executive Officer and each of the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                    ------
                                                           ANNUAL COMPENSATION    SECURITIES       ALL OTHER
                                                          --------------------    UNDERLYING     COMPENSATION
         NAME AND PRINCIPAL POSITION              YEAR    SALARY($)   BONUS($)    OPTIONS(#)        ($)(1)
         ---------------------------              ----    ---------   --------    ----------        ------
         Paul Goldberg  . . . . . . . . . . .     1994     184,000         --           --          10,000
           Chairman and Chief Executive           1993     178,000   113,000       100,000           8,000
           Officer                                1992     167,000    15,000            --           5,000

         Bruce M. Goldberg  . . . . . . . . .     1994     150,000        --            --          26,000
           President and Chief                    1993     135,000    98,000       100,000          14,000
           Operating Officer                      1992     114,000    15,000            --           2,000

         Rick Gordon  . . . . . . . . . . . .     1994     155,000    20,000            --          16,000
           Senior Vice President of Sales         1993     135,000    11,000         3,000          12,000
           and Marketing                          1992     123,000        --            --           2,000

         Howard L. Flanders . . . . . . . . .     1994     130,000        --            --          17,000
           Vice President and Chief               1993     105,000    11,000       103,000          14,000
           Financial Officer                      1992      93,000        --            --              --

- ---------------

(1) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plan and to the 401(k) Plan of the Company and the cost to the Company of the nonbusiness use of Company automobiles used by executive officers. See hereinbelow and "Deferred Compensation Plan for Executive Officers and Key Employees" and "401(k) Plan."

         The Company has a $1,000,000 key man term life insurance policy on the life of Paul Goldberg with benefits payable to the Company. In addition, the Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife. The current annual premiums on the foregoing policies insuring the life of Paul Goldberg are approximately $9,300 and $7,700 for the key man and universal life insurance policies, respectively. The Company owns and is the beneficiary of a $1,000,000 term policy on the life of Bruce M. Goldberg. The current annual premium on this policy is $1,580. Moreover, during 1994 the Company transferred ownership of a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg to Bruce M. Goldberg to fulfill an obligation under his existing employment arrangement. The Company intends to make annual advances to Bruce M. Goldberg to cover the annual premium of the Whole Life Policy currently in the amount of $22,995. Such annual advances are secured by the cash surrender value of the Whole Life Policy. Since more than two and one-half years had passed since the date of Bruce M. Goldberg's existing employment agreement, fifty percent (50%) of the advances through December 31, 1994, were cancelled and the related security released on January 1, 1995. The remainder of the existing advances and any future advances made to pay premiums on the Whole Life Policy through May 31, 1997, will be cancelled and any remaining security will be released in accordance with a vesting schedule by May 31, 1997, provided Bruce
M. Goldberg continues employment with the Company through the end of such period. Thereafter the Company will continue, for the duration of Bruce M. Goldberg's employment, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. If Bruce M. Goldberg is terminated by the Company for cause prior to May 31, 1997, he will be entitled to pay off the nonvested advances owed to the Company and obtain a release of any collateral assignment. If Bruce
M. Goldberg is terminated without cause, any nonvested advances owed to the Company will become immediately vested and any remaining security will be released. In addition, beginning in 1993 the Company has funded, and intends to continue to fund, the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. The Company's advances will be secured by a collateral assignment of the cash value and death benefit of each of the policies. The current annual premium on each of these policies is $11,500. The Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies are expected to last for a maximum of ten years. After Howard L. Flanders and Rick Gordon have been with the Company for a period of five years from the year in which the policy was acquired (1993) and provided they each remain in the employ of the Company, the advances will be deemed cancelled and the security released thereafter ratably over a five year vesting period until such time as all advances are deemed cancelled.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant any stock options during its fiscal year ended December 31, 1994, to any executive officer of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-ENDED OPTION VALUES

         The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 1994, and the value of unexercised stock options as of December 31, 1994 for the individual executive officers named in the Summary Compensation Table:

                                                                             NUMBER OF
                                                                             SECURITIES          VALUE OF
                                                                             UNDERLYING        UNEXERCISED
                                                                            UNEXERCISED        IN-THE-MONEY
                                                                             OPTIONS AT         OPTIONS AT
                                                SHARES                       FY-END(#)          FY-END ($)
                                              ACQUIRED ON      VALUE        EXERCISABLE/       EXERCISABLE/
                                              EXERCISE(#)   REALIZED($)    UNEXERCISABLE     UNEXERCISABLE(1)
                                              -----------   -----------    -------------     ----------------
         Paul Goldberg  . . . . . . . . . .       --              --          120,000(E)          84,500(E)
                                                                               80,000(U)             -- (U)
         Bruce M. Goldberg  . . . . . . . .     3,125(2)        6,700(2)       95,000(E)          63,375(E)
                                                                               80,000(U)             -- (U)
         Rick Gordon  . . . . . . . . . . .       --              --           85,600(E)          79,688(E)
                                                                               37,400(U)          32,813(U)
         Howard L. Flanders . . . . . . . .       --              --           55,600(E)          44,375(E)
                                                                               77,400(U)          37,500(U)

- ---------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on December 31, 1994.
(2) Stock options covering 3,125 shares of Common Stock at an exercise price of $1.60 per share were exercised by Bruce M. Goldberg during the fiscal year ended December 31, 1994. The value realized per share is based upon the difference between the closing sale price of the Company's Common Stock on The Nasdaq Stock Market on the date of exercise and the exercise price.

EMPLOYEES', OFFICERS', DIRECTORS' STOCK OPTION PLAN

         In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (the "Option Plan"). Unless earlier terminated, the Option Plan will continue in effect through May 28, 2004, after which it will expire and no further options could thereafter be granted under the Option Plan. The Option Plan provides for awards of options to purchase shares of Common Stock to officers, directors and employees of and independent contractors associated with the Company. A maximum of 2,250,000 shares of the Company's Common Stock has previously been reserved for issuance upon the exercise of options granted under the Option Plan. In order to have a sufficient number of authorized and unissued shares of Common Stock to undertake the Offering (assuming the Over-Allotment Option will be exercised in full), the number of shares of the Company's Common Stock reserved for issuance under the Option Plan is contemplated to be reduced by the Board to no more than 1,575,250 shares; provided, however, that, in the event that the Offering is not consummated or the Over-Allotment Option is not exercised, there will be no reduction in the number of reserved shares or, if the Over-Allotment Option is not exercised in full, a lesser reduction will be made. Notwithstanding the foregoing reduction, it is contemplated that the Board will authorize an increase in the number of shares of the Company's Common Stock reserved for issuance under the Option Plan to 3,250,000 shares, subject to obtaining the approval of the shareholders of the Company to such increase and to an increase in the number of shares of Common Stock authorized to be issued by the Company. The increases are necessary in order to authorize the aggregate of 1,000,000 stock options (the "New Options") contemplated to be granted to the four executive officers of the Company in connection with their entering into new employment agreements with the Company. See "Employment Agreements." If approved, this would also eliminate any reduction in the reserved shares under the Option Plan necessitated by the Offering.

         The Option Plan is administered by the Compensation Committee. The Compensation Committee's functions include recommending persons to whom options should be granted, the date of each option grant, the number of shares of Common Stock to be included in each option, any vesting schedule and the option price and term (which in no event will be for a period more than ten years from the date of grant). The Compensation Committee's proposals are based upon and in recognition of the judgment, initiative, leadership and continued efforts of eligible participants. Unless the Compensation Committee is comprised of at least three disinterested persons, meaning that none of such persons are eligible or have within the previous year been eligible to participate in the Option Plan, any option granted to a director must satisfy all of the following requirements: (i) the total number of options granted to directors under the Option Plan may not exceed 35% of the shares reserved under the Option Plan (the "35% Limitation"); (ii) no director may be granted options in excess of 30% of the shares issued under the Option Plan in any one particular issuance; (iii) options granted to directors may not be exercisable for at least one year after the date of grant; (iv) the exercise price of options granted to directors may not be less than the fair market value of the Common Stock on the date of grant, except that if a director beneficially owns 10% or more of the combined voting power of the Company, the option price may not be less than 110% of the fair market value of the Common Stock on the date of grant. In addition, options granted to directors are subject to all other restrictions set forth in the Option Plan. Since currently there are only two disinterested directors on the Compensation Committee, the above limitations relating to grants of options to directors are currently in effect. As a result of the number of shares of the Company's Common Stock reserved for issuance under the Option Plan being required to be reduced by the Board to permit the Company to undertake the Offering, Paul Goldberg and Bruce
M. Goldberg will agree not to exercise stock options held by them for an aggregate of up to 50,000 shares each of Common Stock to enable the Option Plan to remain in compliance with the 35% Limitation. This agreement would terminate upon the number of shares reserved for issuance being subsequently increased to an amount sufficient to permit the Option Plan to be in compliance with the 35% Limitation or the 35% Limitation being otherwise eliminated. As a result of the New Options contemplated to be granted to the four executive officers of the Company in connection with their entering into new employment agreements, the Company will be seeking the approval of the Company's shareholders to certain eliminations or modifications of the above limitations, as well as certain other amendments to the Option Plan. See "Employment Agreements."

         The exercise price for all options granted under the Option Plan shall not be less than the fair market value of the Common Stock on the date of grant (or 110% of the fair market value if the beneficiary of the grant beneficially owns 10% or more of the outstanding shares of Common Stock). In addition, the aggregate fair market value of the Common Stock (determined at the date of the option grant) for which a person may be granted incentive stock options which first become exercisable in any calendar year under the Option Plan may not exceed $100,000. Options granted pursuant to the Option Plan are not transferrable during an optionee's lifetime.

         To the extent incentive stock options are granted under the Option Plan, this generally entitles an optionee who is an employee to defer recognition of income or loss for federal tax purposes until the shares underlying the options are sold. Under the Option Plan the Company does not obtain any federal tax deductions except in unusual circumstances.

         On February 11, 1994, the Company filed a registration statement on Form S-8 with the Commission in order to register 1,687,914 shares of Common Stock then issuable under the Option Plan and 98,160 issuable to an employee of the Company upon the exercise of a stock option granted outside of the Option Plan in connection with an acquisition by the Company. So long as such registration statement remains effective under the Act, shares of Common Stock issued upon the exercise of outstanding options under the Option Plan will be immediately and freely tradable without restriction under the Act, subject to applicable volume limitations, if any, under Rule 144 and, in the case of executive officers and directors of the Company, Section 16 of the Securities Exchange Act of 1934, as amended. It is contemplated that the Company will at the appropriate time file an amendment to its registration statement on Form S-8 in order to register any additional shares of Common Stock reserved for issuance under the Option Plan.

         As of March 31, 1995, a total of 1,316,690 options were granted and had not expired or been forfeited, of which 146,127 were exercised and 1,170,563 options were outstanding (of which 631,000 options were held by executive officers and directors of the Company as a group, see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values" and 549,412 options are presently exercisable). These options, which are held by 68 persons, are exercisable at prices ranging from $.75 per share to $2.63 per share and are exercisable through various expiration dates from 1995 to 2000. In addition, certain options were issued to the selling stockholders in connection with the Company's acquisitions in 1994. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions."

DEFERRED COMPENSATION PLAN FOR EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Effective January 1, 1988, the Company established a deferred compensation plan (the "Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. Pursuant to the Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $52,000 during 1994, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the Deferred Compensation Plan is presently $22,500 per annum.

401(K) PLAN

         The Company maintains a 401(k) Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $9,240 in 1994. The Company makes matching contributions and in 1994 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary.

EMPLOYMENT AGREEMENTS

  The Goldberg Agreements

         Effective June 1, 1992, the Company entered into employment agreements with Paul Goldberg, its Chief Executive Officer and Bruce M. Goldberg, its current President and Chief Operating Officer (collectively, the "1992 Agreements"). The 1992 Agreements are for three-year terms expiring on May 31, 1995. Pursuant to their 1992 Agreements, Paul Goldberg and Bruce M. Goldberg currently receive a base salary of $186,000 and $150,000 per annum, respectively. Under the 1992 Agreements, Paul Goldberg and Bruce M. Goldberg are also each entitled to receive a bonus equal to 5% of the Company's pre-tax income in excess of $1,000,000 in any calendar year. Such bonus compensation payable under the 1992 Agreements to Paul Goldberg and Bruce
M. Goldberg is limited to $150,000 and $100,000 per annum, respectively. For the calendar year 1994, Paul Goldberg and Bruce M. Goldberg did not earn a bonus, although they were each paid $100,000 relating to bonuses earned for the Company's 1993 fiscal year.

         In addition, the 1992 Agreements provide for certain additional benefits, including participation in Company benefit plans, including the Deferred Compensation Plan, payments to the employee upon his disability, certain life insurance benefits and the continued use of a Company automobile. See "Summary Compensation Table." The agreements prohibit Paul Goldberg and Bruce M. Goldberg from competing with the Company for two years after any voluntary termination of employment or termination for cause. The agreements further provide that, if there is a change in control (as defined) of the Company, the Company shall have the option to either extend the agreements for two additional years or terminate the agreements upon making a lump sum severance payment equal to two years compensation. Further, if Paul Goldberg or Bruce M. Goldberg were to be terminated without cause, each of them would be entitled to receive severance benefits equal to the greater of two years compensation or the remainder of the compensation due them under their respective employment agreements.

         The Company contemplates entering into new employment agreements with each of Paul Goldberg and Bruce M. Goldberg to take effect as of the expiration of the 1992 Agreements (collectively the "1995 Agreements"). The 1995 Agreement for Paul Goldberg will extend the term of his employment until December 31, 2000, subject to earlier termination as a result of his retirement as hereinafter described, and will provide for a base salary effective as of June 1, 1995, of $250,000 per annum, subject to an annual increase commencing as of January 1, 1996 (which increase shall be prorated for the period between June 1, 1995 and December 31, 1995) equal to the greater of 4% per annum or the increase in the cost of living. The 1995 Agreement for Bruce M. Goldberg will extend the term of his employment until December 31, 2000, and will provide for a base salary effective as of June 1, 1995, of $275,000 per annum, subject to the same annual increase formula as for Paul Goldberg under his 1995 Agreement. Under the 1995 Agreements, Paul Goldberg and Bruce M. Goldberg will each be entitled to receive an annual cash bonus equal to 3% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg will be limited in any year to an amount no greater than two times his respective base salary for the applicable year. In addition, Bruce M. Goldberg will also receive an additional one time bonus in the amount of $30,000 on January 15, 1996, in the event that the Company's net sales for calendar year 1995 exceed $135,000,000.

         The 1995 Employment Agreements, together with the new employment agreements between the Company and each of Howard L. Flanders and Rick Gordon described below, will provide for the granting of an aggregate of 1,000,000 stock options pursuant to the Option Plan as additional incentive compensation for such four executive officers

(collectively, the "New Options"). Paul Goldberg and Bruce M. Goldberg will be granted New Options covering 250,000 and 450,000 shares of Common Stock, respectively, out of the aggregate of 1,000,000 New Options. All of the New Options are to be granted on the earlier to occur of the date that the registration statement for the Offering becomes effective, or June 1, 1995. The New Options will be exercisable over a 10 year period from the date of grant, subject to the vesting schedule set forth below and, in the case of Messrs. Flanders and Gordon, generally maintaining as many of the New Options as possible as incentive stock options. Each of the New Options will have an exercise price equal to 100% of the fair market value of a share of Common Stock on the date of grant. It is contemplated that, if the date of grant is the effective date of the registration statement, the exercise price will be the public offering price per share of the Common Stock offered pursuant to the Offering. The New Options granted to each of the executive officers will vest in no event later than 9 years from the date of grant, subject to earlier vesting in the following percentage increments based upon the Company attaining net earnings per share on a primary basis in any year from 1995 through 2000, inclusive, in at least the following amounts:

          PERCENTAGE OF                                            NET EARNINGS
        OPTIONS VESTED (%)                                         PER SHARE ($)
        ------------------                                         -------------
               25%  . . . . . . . . . . . . . . . . . . . . . . .      $.18
               50 . . . . . . . . . . . . . . . . . . . . . . . .       .22
               75 . . . . . . . . . . . . . . . . . . . . . . . .       .28
              100 . . . . . . . . . . . . . . . . . . . . . . . .       .38

         The granting of the New Options will be void and a nullity in the event that the Company does not obtain the approval of the Company's shareholders to (i) the amendments to the Option Plan which are necessary to permit the granting of the New Options, including the increase in the number of shares reserved for issuance under the Option Plan to 3,250,000 shares (the "Plan Amendments"), and (ii) an increase in the number of shares of Common Stock authorized to be issued by the Company to enable the Company to have sufficient shares of Common Stock available for, among other things, issuance upon the exercise of the New Options. In the event that the shareholders of the Company do not approve the Plan Amendments within the required period of 12 months from the Board's authorization thereof or do not approve the increase in the number of authorized shares of Common Stock resulting in the New Options automatically terminating, the annual cash bonus of each of Paul Goldberg and Bruce M. Goldberg described above would be increased from 3% to 5% of the Company's pre-tax income before nonrecurring and extraordinary charges.

         Under Paul Goldberg's 1995 Agreement, he will be able to elect, in his sole discretion, to retire at any time on or after January 1, 1999 (the "Retirement Election"). Upon the earlier to occur of the Retirement Election or at the expiration of the term of the 1995 Agreement, the Company will be obligated to pay Paul Goldberg, and his spouse upon his death, a retirement benefit of $100,000 per annum until the later of the death of Paul Goldberg or his spouse, provide him and his spouse, without cost, until the later of their respective deaths, at least the same level of medical and health insurance benefits as was provided prior to his retirement and continue to pay the premiums on the life insurance policies covering his and his spouse's lives as described hereinbelow and under "Summary Compensation Table" above.

         The 1995 Agreements will also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans, including the Deferred Compensation Plan and the 401(k) Plan, and the continued use of a Company automobile. In addition, in the event of the disability of Paul Goldberg, the Company will be obligated to continue all compensation and other benefits due under his 1995 Agreement for the shorter of two years or until January 1, 1999, and to thereafter provide the retirement benefits described above. In the event of the disability of Bruce M. Goldberg, the Company will be obligated to continue all compensation and other benefits due under his 1995 Agreement for two years thereafter. Furthermore, in addition to the life insurance policies covering the life of Paul Goldberg and Bruce M. Goldberg described under "Summary Compensation Table" being funded by the Company, the Company will agree to advance the Paul Goldberg Family Insurance Trust or such other person designated by Paul Goldberg (i) each year until the insured's death the amount of the annual premium for a new $1,000,000 face value insurance policy on Paul Goldberg's or his spouse's life and (ii) each year until the later to die of Paul Goldberg or his spouse the amount of the annual premium for a $1,000,000 face value second to die insurance policy on the lives of Paul Goldberg and his spouse. Such annual advances (together with interest to accrue thereon at the rate of 5% per annum) for each policy will be secured by the respective insurance policy and the higher of the advances (together with the interest accrued thereon) for and the cash surrender value of the respective policy will be repaid to the Company upon the death of Paul Goldberg, the death of his spouse or the death of Paul Goldberg and his spouse (as applicable) out of the proceeds thereof.

         The 1995 Agreements will also provide that, in the event of change in control (as defined) of the Company, each of Paul Goldberg and Bruce M. Goldberg shall have the option in his sole discretion to terminate his 1995 Agreement. In such event, Paul Goldberg would be entitled to elect (in lieu of electing to continue to receive some or all of the compensation, payments and benefits as and when due under the 1995 Agreement) to receive a lump sum payment equal to the sum of (i) Paul Goldberg's compensation due through the greater of the end of the term of the 1995 Agreement or three years after the change in control, (ii) the present value (assuming a certain discount rate and life expectancy) of the retirement payments payable to Paul Goldberg commencing from the later of the end of the term or three years after the change in control until his death, (iii) an amount sufficient to pay, until the later of his or his spouse's death, the premium for at least the same level of health insurance benefits as was provided before the change in control and (iv) an amount sufficient to pay, until the later of his or his spouse's death (as applicable), the premiums on the life insurance policies insuring his or his spouse's lives as described in the previous paragraph. Similarly, under Bruce
M. Goldberg's 1995 Agreement, in the event of a change in control and Bruce M. Goldberg's election to terminate his 1995 Employment Agreement, Bruce M. Goldberg at his option will be entitled to elect to receive a lump sum payment equal to his compensation due through the later of the end of the term of his 1995 Agreement or three years after the change in control or for such period to continue to receive such compensation as and when due under the 1995 Agreement. In addition, in the event of a change in control, all unvested options held by Paul Goldberg or Bruce M. Goldberg, as well as any other executive officer, would vest and become immediately exercisable. These change in control provisions will replace the change in control provisions of the 1992 Agreements as of June 1, 1995.

  The Flanders Agreement

         The Company contemplates entering into an employment agreement with Howard L. Flanders, its Vice President, Secretary and Chief Financial Officer (the "Flanders Agreement"). The Flanders Agreement will continue through December 31, 1998, and will provide for a base salary, effective as of March 1, 1995, of $157,500 per annum, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living. Under the Flanders Agreement, Mr. Flanders will be entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation will be limited in any year to an amount no greater than Mr. Flanders' base salary for the applicable year. Mr. Flanders will also be granted 150,000 New Options; provided, that, if the shareholders' approvals necessary in connection with the granting of the New Options as described above is not obtained, then Mr. Flanders' annual cash bonus percentage will be increased from 2% to 2.5%. In addition, the Flanders Agreement will provide for certain additional benefits, including participation in the Company benefit plans, including the Deferred Compensation Plan and the 401(k) Plan, payment to Mr. Flanders upon his disability of his compensation and other benefits for two years thereafter and the continued use of a Company automobile. The Flanders Agreement will prohibit Mr. Flanders from competing with the Company for two years after any voluntary termination of employment or termination for cause. Further, if Mr. Flanders were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Flanders Agreement. Additionally, under the Flanders Agreement, the Company will pay premiums under a life insurance policy with the beneficiary to be as designated by Mr. Flanders as described under "Summary Compensation Table" above. The Flanders Agreement will also provide that, in the event of a change in control (as defined) of the Company, Mr. Flanders will have the option in his sole discretion to terminate the Flanders Agreement. In such event, Mr. Flanders at his option would be entitled to elect to receive a lump-sum payment equal to Mr. Flanders' compensation due through the later of the end of the term of the Flanders Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Flanders Agreement.

  The Gordon Agreement

         The Company contemplates entering into an employment agreement with Rick Gordon, its Senior Vice President of Sales and Marketing (the "Gordon Agreement"). The Gordon Agreement will continue through December 31, 1998, and will provide for a base salary, effective as of March 1, 1995, of $163,000 per annum, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living. Under the Gordon Agreement, Rick Gordon will be entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation will be limited in any year to an amount no greater than Mr. Gordon's base salary for the applicable year. Mr. Gordon will also be granted 150,000 New Options; provided, that, if the shareholders' approvals necessary in connection with the granting of the New Options as described above is not obtained, then Mr. Gordon's annual cash bonus percentage will be increased from 2% to 2.5%. In addition, the Gordon Agreement will provide for certain additional benefits, including participation in the Company benefit plans, including the Deferred Compensation Plan and the 401(k) Plan, payment to Mr. Gordon upon his disability of his compensation and other benefits for two years thereafter and the continued use of a Company automobile. The Gordon Agreement will prohibit Mr. Gordon from competing with the Company for two years after any voluntary termination of employment or termination for cause. Further, if Mr. Gordon were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Gordon Agreement. Additionally, under the Gordon Agreement, the Company will pay premiums under a life insurance policy with the beneficiary to be as designated by Mr. Gordon as described under "Summary Compensation Table" above. The Gordon Agreement will also provide that, in the event of a change in control (as defined) of the Company, Mr. Gordon will have the option in his sole discretion to terminate the Gordon Agreement. In such event, Mr. Gordon at his option would be entitled to elect to receive a lump-sum payment equal to Mr. Gordon's compensation due through the later of the end of the term of the Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Gordon Agreement.

BOARD COMPENSATION

         The members of the Board do not currently receive compensation from the Company for acting in their capacity as directors of the Company nor has the Company adopted any standard arrangement for compensating non-employee directors of the Company. The Company may decide in the future to compensate directors and/or to establish a standard compensation arrangement for non-employee directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Prior to March 1993, the Compensation Committee of the Board consisted of Paul Goldberg, Chairman and Chief Executive Officer, and Bruce M. Goldberg, Director and then Executive Vice President. At a meeting of the Board held on March 27, 1993, Paul Goldberg and Bruce M. Goldberg resigned from the Compensation Committee and the Board reconstituted the Compensation Committee to consist of S. Cye Mandel and Sheldon Lieberbaum, both being independent, non-employee Directors of the Company. Prior to the changes effective in March of 1993, the Compensation Committee reviewed, designed and approved the compensation of all employees of the Company, except for the members of the Compensation Committee whose compensation was determined by the Board as a whole. Effective with the reconstitution of the Compensation Committee in March 1993, the Board decided that management of the Company should make decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1995, by:
(i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the

Company who was serving as an executive officer at the end of fiscal year 1994 and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated in the notes to the table, officers and directors can be reached at the principal office of the Company.

                                                                                          PERCENT OF
                                                          AMOUNT AND NATURE OF            OUTSTANDING
NAME OF BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP             SHARES(1)
- ------------------------                                  --------------------            -----------
Paul Goldberg(2)  . . . . . . . . . . . . . . . . . .           939,976                       7.6%
Bruce M. Goldberg(3)  . . . . . . . . . . . . . . . .           918,841                       7.4%
S. Cye Mandel(4)  . . . . . . . . . . . . . . . . . .             5,625                         *
Howard L. Flanders  . . . . . . . . . . . . . . . . .             1,000                         *
Rick Gordon . . . . . . . . . . . . . . . . . . . . .             1,000                         *
Sheldon Lieberbaum(4) . . . . . . . . . . . . . . . .               --                        --
All executive officers and directors as a
  group (6 persons) . . . . . . . . . . . . . . . . .         1,866,442                      15.0%

- ---------------

  *      Less than 1%
(1) Excludes outstanding stock options to purchase 1,386,274 shares, of which 1,170,563 options to purchase shares were issued pursuant to the Option Plan. Of these outstanding options, 631,000 options are held by the executive officers and directors of the Company as a group, including 200,000 options held by Paul Goldberg, 175,000 options held by Bruce M. Goldberg, 133,000 options held by Howard L. Flanders and 123,000 options held by Rick Gordon. Further excludes currently outstanding warrants to purchase 674,875 shares, obligations of the Company upon the happening of certain events and conditions to issue 1,000 shares of Common Stock and incentive stock options covering an additional 130,000 shares and the New Options. If all currently outstanding options and warrants were exercised, Paul Goldberg, Bruce
         M. Goldberg, Howard L. Flanders, Rick Gordon and all executive officers and directors of the Company as a group would own 7.9%, 7.5%, .9%, .9% and 17.2%, respectively, of the Company's outstanding Common Stock.
(2) Includes 319,218 shares owned of record by Paul Goldberg's wife, Lola Goldberg, and 1,250 and 1,250 shares, respectively, held of record by Paul Goldberg as custodian for Kimberly Phelan and Tiffany Phelan. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 175,398 shares held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.
(3)      Includes 35,880, 8,500, 51,996, 51,996 and 51,996 shares held of record by Bruce M. Goldberg as trustee for Matthew Goldberg, Alec Goldberg, Kimberly Phelan, Tiffany Phelan and Patrick Phelan, respectively. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 7,500 shares of Common Stock owned by Jayne Goldberg, the wife of Bruce M. Goldberg, and 9,725 shares held of record by Jayne Goldberg, as trustee for Matthew Goldberg. Bruce M. Goldberg disclaims beneficial ownership over all of the above securities.
(4) Mr. Mandel's address is 1800 Northeast 114th Street, North Miami, Florida 33181. Mr. Lieberbaum's address is 600 Old County Road, Suite 518, Garden City, New York 11530.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Paul Goldberg, a director and executive officer of the Company, owns a one-third interest in GBG of Maryland, Inc., a corporation that leased office space to a wholly-owned subsidiary of the Company until December 1994. At such time, the lease was terminated in connection with the sale to an unrelated third party of the building in which the office space was located. The Company's wholly-owned subsidiary currently leases the office space from such unrelated third party. During fiscal year 1994, such wholly-owned subsidiary paid approximately $31,000 in rent to lease such office space.

         Sheldon Lieberbaum, a director of the Company, is director of corporate finance and a director and shareholder of the Underwriter. In the event that the Offering is successfully completed, the Underwriter will receive compensation, including, without limitation, a selling commission and discount equal to 9% of the gross proceeds of the Offering, a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering, reimbursement of certain accountable expenses and warrants to purchase the number of shares of Common Stock of the Company equal to 10% of the Common Stock sold in the Offering at an exercise price per share of 140% of the public offering price of the Common Stock sold in the Offering.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ALL AMERICAN SEMICONDUCTOR, INC.
                           (Registrant)


                           By:      /s/ Bruce M. Goldberg
                                    -----------------------------------------
                                    Bruce M. Goldberg, President, Chief
                                    Operating Officer and Director
                                    (Duly Authorized Officer)

                           By:      /s/ Howard L. Flanders
                                    -----------------------------------------
                                    Howard L. Flanders, Vice President
                                    Chief Financial Officer and Director
                                    (Principal Financial and Accounting Officer)

Dated:  April 28, 1995