Form 10-Q
period 1995-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1995-05-02
CIK 818074

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

                                    --OR--

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1995

                       Commission File Number:  0-16207



                       ALL AMERICAN SEMICONDUCTOR, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                              59-2814714
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

16115 NORTHWEST 52ND AVENUE, MIAMI, FLORIDA                              33014
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (305) 621-8282


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    x  Yes      No
                                            ---      ---

As of April 28, 1995, 12,446,791 shares of common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX





Part     Item                                                                                            Page
No.      No.                                        Description                                           No.
- --------------------------------------------------------------------------------------------------------------

I                FINANCIAL INFORMATION:

         1.      Financial Statements

                 Consolidated Condensed Balance Sheets at March 31, 1995
                   (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                 Consolidated Condensed Statements of Income for the Quarters
                   Ended March 31, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . 2

                 Consolidated Condensed Statements of Cash Flows for the
                   Quarters Ended March 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . . . . 3

                 Notes to Consolidated Condensed Financial Statements (Unaudited) . . . . . . . . . . . . 4

         2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 6


II               OTHER INFORMATION:

         6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              MARCH 31            December 31
ASSETS                                                                            1995                   1994
- -------------------------------------------------------------------------------------------------------------
Current assets:                                                            (UNAUDITED)
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   172,000            $   200,000
   Accounts receivable, less allowances for
       doubtful accounts of $523,000 and $425,000 . . . . . . . .           22,730,000             16,615,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           38,452,000             34,971,000
   Other current assets   . . . . . . . . . . . . . . . . . . . .            1,143,000              1,543,000
                                                                           -----------            -----------
       Total current assets . . . . . . . . . . . . . . . . . . .           62,497,000             53,329,000
Property, plant and equipment - net . . . . . . . . . . . . . . .            2,895,000              2,832,000
Deposits and other assets . . . . . . . . . . . . . . . . . . . .            1,276,000              1,178,000
Excess of cost over fair value of net assets
   acquired - net   . . . . . . . . . . . . . . . . . . . . . . .              551,000                519,000
                                                                           -----------            -----------
                                                                           $67,219,000            $57,858,000
                                                                           ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt  . . . . . . . . . . . . . .          $   691,000            $   396,000
   Accounts payable and accrued expenses  . . . . . . . . . . . .           19,794,000             13,007,000
   Other current liabilities  . . . . . . . . . . . . . . . . . .              145,000                126,000
                                                                           -----------            -----------
       Total current liabilities  . . . . . . . . . . . . . . . .           20,630,000             13,529,000
Long-term debt:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . .           22,585,000             20,507,000
   Subordinated debt  . . . . . . . . . . . . . . . . . . . . . .            6,486,000              6,872,000
                                                                           -----------            -----------
                                                                            49,701,000             40,908,000
                                                                           -----------            -----------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued  . . . . . . . . . . . . . . . . .                    -                      -
   Common stock, $.01 par value, 20,000,000 shares
       authorized, 12,446,791 and 12,416,791 shares
       issued and outstanding . . . . . . . . . . . . . . . . . .              124,000                124,000
   Capital in excess of par value   . . . . . . . . . . . . . . .           11,794,000             11,764,000
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .            5,660,000              5,122,000
   Less treasury stock, at cost, 19,592 shares  . . . . . . . . .              (60,000)               (60,000)
                                                                           -----------            -----------
                                                                            17,518,000             16,950,000
                                                                           -----------            -----------
                                                                           $67,219,000            $57,858,000
                                                                           ===========            ===========

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

QUARTERS ENDED MARCH 31                                                             1995                 1994
- -------------------------------------------------------------------------------------------------------------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 38,286,000         $ 23,413,000
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (29,418,000)         (17,152,000)
                                                                            ------------         ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,868,000            6,261,000
Selling, general and administrative expenses  . . . . . . . . . . . .         (7,259,000)          (5,136,000)
                                                                            ------------         ------------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . .          1,609,000            1,125,000

Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           (665,000)            (275,000)
Other expense - net . . . . . . . . . . . . . . . . . . . . . . . . .                  -              (48,000)
                                                                            ------------         ------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . .            944,000              802,000
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .           (406,000)            (321,000)
                                                                            ------------         ------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    538,000         $    481,000
                                                                            ============         ============

Earnings per share:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $        .04         $        .04
                                                                            ============         ============
    Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . .       $        .04         $        .04
                                                                            ============         ============

Average number of common shares outstanding:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,683,546           12,763,797
                                                                            ============         ============
    Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . .         12,693,881           12,836,308
                                                                            ============         ============





See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

QUARTERS ENDED MARCH 31                                                           1995                   1994
- -------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities . . . . . . . . . . . . .          $(1,704,000)           $(1,043,000)
                                                                           -----------            -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment . . . . . . . . . . . . . .             (173,000)               (67,000)
Increase in other assets  . . . . . . . . . . . . . . . . . . . .             (150,000)              (145,000)
Purchase of net assets of acquired company  . . . . . . . . . . .                    -               (552,000)
                                                                           -----------            -----------

    Cash flows used for investing activities  . . . . . . . . . .             (323,000)              (764,000)
                                                                           -----------            -----------

Cash Flows From Financing Activities:
Net proceeds from issuance of equity securities . . . . . . . . .               30,000                532,000
Repayments of notes payable . . . . . . . . . . . . . . . . . . .             (169,000)              (546,000)
Net borrowings under line of credit agreement . . . . . . . . . .            2,138,000              1,795,000
                                                                           -----------            -----------

    Cash flows provided by financing activities   . . . . . . . .            1,999,000              1,781,000
                                                                           -----------            -----------

Decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . .              (28,000)               (26,000)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . .              200,000                180,000
                                                                           -----------            -----------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .          $   172,000            $   154,000
                                                                           ===========            ===========

Supplemental Cash Flow Information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .          $   492,000            $   275,000
                                                                           ===========            ===========

Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .          $    10,000            $    53,000
                                                                           ===========            ===========

Supplemental Schedule of Noncash Investing and Financing Activities:

During the first quarter of 1994, the Company acquired substantially all of the assets of Components Incorporated. The Company paid $599,000 in cash, with the balance in a promissory note. The Company also assumed substantially all of the seller's disclosed liabilities.




See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 1995, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.       LONG-TERM DEBT

At March 31, 1995, outstanding borrowings under the Company's existing line of credit aggregated $22,129,000. Borrowings under the Company's line of credit agreement are collateralized by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries. The line of credit agreement was amended in March 1995, whereby the facility was increased to $30 million; provided, however, that the Company may borrow in excess of $27 million only after (i) the senior lender has reviewed and been satisfied, in its sole discretion, with the Company's audited consolidated financial statements for the year ended December 31, 1994, and (ii) the Company has received additional capitalization of not less than $4 million (after all expenses of issuance and sale) from the issuance of its equity securities.

3.       ACQUISITIONS

On September 9, 1994, the Company completed the acquisition of substantially all of the assets of GCI Corp., a Philadelphia-area distributor of electronic components. On January 24, 1994, the Company completed the acquisition of substantially all of the assets of Components Incorporated, a Chicago-based distributor of electronic components. The operating results of these acquired companies are included in the consolidated results of operations from the date of acquisition.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company for the quarter ended March 31, 1994 as if the acquisitions of the Philadelphia-area and Chicago-based distributors had occurred at the beginning of the period presented:

Quarter Ended March 31                                                                             1994
- -------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $26,055,000
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         582,000
Earnings per share:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       .05
    Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       .05

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

4.       WARRANT EXERCISE

On March 23, 1995, a warrant to purchase 30,000 shares of Common Stock at $1.00 per share was exercised. The Company received aggregate proceeds of $30,000.

5.       SUBSEQUENT EVENT

On April 17, 1995, subsequent to the balance sheet date, the Company filed a registration statement with the Securities and Exchange Commission offering for sale 4,550,000 of its shares of Common Stock (excluding the over-allotment option covering an additional 682,500 shares) on a firm commitment basis. The Company currently anticipates that such offering will come to market in May 1995. There is no assurance, however, that such underwriting will be successfully completed.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

All American Semiconductor, Inc. and subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. These components are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of consumer goods, satellite and communications products, computers and computer-related products, robotics and industrial equipment, radar and air traffic control systems, defense and aerospace equipment and medical instrumentation. The Company and its predecessors have been in operation since 1964 and the Company was recently recognized as the 21st largest distributor of electronic components in the United States. The Company has 21 offices nationwide, including its headquarters and warehouse facility in Miami, Florida.

Results of Operations

Net sales for the first quarter of 1995 increased significantly to $38.3 million, a 63.5% increase over net sales of $23.4 million for the first quarter of last year. This was a new quarterly sales record, exceeding the previous record by more than $10 million. The dramatic sales increase was attributable to a strong increase in demand for electronic products, an increase in sales in substantially all territories, revenues generated by new sales offices and revenues generated by acquired companies. In addition, the Company continues to benefit from consolidations within the industry.

Gross profit was $8.9 million in the first quarter of 1995, a $2.6 million or 41.6% increase over gross profit of $6.3 million for the same period of 1994. The increase was due to the significant growth in sales. Gross profit margins as a percentage of net sales were 23.2% for the first quarter of 1995 compared to 26.7% for the first quarter of 1994. The downward trend reflects a decline associated with a greater number of large volume transactions at reduced margins, the competitive environment in the electronic distribution marketplace, as well as a change in the Company's overall sales mix. This downward trend may continue if the Company maintains its rapid growth in sales. The Company believes, however, that the effect of declining gross profit margins should be more than offset by increases in sales and improved operating efficiencies in the future.

Selling, general and administrative expenses ("SG&A") increased $2.1 million to $7.3 million for the first quarter of 1995 compared to $5.1 million for the first quarter of 1994. The

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

increase was primarily the result of the Company's rapid growth and aggressive expansion. As sales grew by $14.9 million for the quarter ended March 31, 1995, over the same period of 1994, selling expenses increased including sales commissions and telephone expenses. As a result of the relocation of the Company's corporate headquarters and distribution facility in May 1994, the expansion of the computer and communications systems, the opening of new sales offices and the relocating of existing sales offices occurring during 1994, rent (both for realty and personalty), occupancy expenses and depreciation and amortization costs increased for the first quarter of 1995 as compared to the first quarter of 1994. In addition, the Company expanded its sales personnel, created and staffed a corporate operations department and a west coast credit department and increased staffing in almost all corporate departments during 1994. As a result, SG&A for the first quarter of 1995 reflects increased salaries, payroll taxes and employee benefit costs. SG&A as a percentage of net sales improved to 19.0% for the first quarter ended March 31, 1995, from 21.9% for the same period of 1994. The improvement in SG&A as a percentage of sales reflects increased operating efficiencies and benefits from economies of scale.

Income from operations increased 43.0% to $1.6 million for the first quarter of 1995 compared to $1.1 million for the same period of last year. This increase was attributable to the significant increase in sales and improved operating efficiencies which more than offset the decline in gross profit margins and the additional expenses associated with the Company's rapid growth and aggressive expansion discussed above.

Interest expense increased to $665,000 for the first quarter of 1995, as compared to $275,000 for the same period of 1994. The increase resulted from additional borrowings required to fund the Company's continued growth, including the issuance of subordinated debentures in the amount of $5,150,000 in a private placement completed in the second quarter of 1994, additional debt incurred in connection with two acquisitions during 1994 and the financing of tenant improvements and personal property in connection with the Company's new corporate headquarters and distribution center. Additionally, an increase in interest rates more than offset savings associated with the decrease in the rate charged the Company by its senior lender.

Net income increased to $538,000 ($.04 per share) for the quarter ended March 31, 1995 from net income of $481,000 ($.04 per share) for the first quarter of 1994. The increase in net income for the 1995 period resulted primarily from the significant increase in sales as well as from the increased operating efficiencies and benefits from economies of scale discussed above.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Liquidity and Capital Resources

Working capital at March 31, 1995 increased to approximately $41.9 million from working capital of $39.8 million at December 31, 1994. The current ratio was 3.03:1 at March 31, 1995, as compared to 3.94:1 at December 31, 1994. Accounts receivable levels at March 31, 1995 were $22.7 million, up from accounts receivable of $16.6 million at December 31, 1994 reflecting the record level of sales for the first quarter of 1995. Inventory increased to $38.5 million at March 31, 1995 from $35.0 million at December 31, 1994. The increase in inventory was primarily to support the increases in both semiconductor and passive product sales as well as to support budgeted future growth. Accounts payable and accrued expenses increased to $19.8 million at March 31, 1995, from $13.0 million at December 31, 1994, primarily as a result of the increase in inventory during the first quarter of 1995.

On March 28, 1995, the Company's credit facility was increased to $30 million; provided, however, that the Company may borrow in excess of $27 million only after (i) the senior lender has reviewed and been satisfied, in its sole discretion, with the Company's audited consolidated financial statements for the year ended December 31, 1994, and (ii) the Company has received additional capitalization of not less than $4 million (after all expenses of issuance and sale) from the issuance of its equity securities. Outstanding borrowings under this facility, which are collateralized by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries, amounted to $22.1 million at March 31, 1995. The increase in outstanding borrowings of approximately $2 million over December 31, 1994, reflects the increase in working capital to support the significant growth of the Company.

The Company expects that its cash flows from operations and additional borrowings available under the line of credit agreement will be sufficient to meet its current financial requirements over the next twelve months. However, the Company continues to explore available financing alternatives to fund the Company's long-term growth. In that regard, the Company has filed a registration statement with the Securities and Exchange Commission relating to a public offering of 4,550,000 shares of its common stock (excluding the over-allotment option covering an additional 682,500 shares) on a firm commitment basis. The Company currently anticipates that such offering will come to market in May 1995. See Note 5 to Notes to Consolidated Condensed Financial Statements. There is no assurance, however, that such underwriting will be successfully completed.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits
                 --------

         27.1    Financial Data Schedule (for SEC purposes only)

         (b)     Reports on Form 8-K
                 -------------------

                 The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  All American Semiconductor, Inc.
                                  ---------------------------------------------
                                  (Registrant)



Date:  April 28, 1995             /s/ Bruce M. Goldberg
                                  ---------------------------------------------
                                  Bruce M. Goldberg, President and
                                  Chief Operating Officer
                                  (Duly Authorized Officer)



Date:  April 28, 1995             /s/ Howard L. Flanders
                                  ---------------------------------------------
                                  Howard L. Flanders, Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


                                                                        PAGE
                     DOCUMENTS                                         NUMBER
                     ----------                                        ------
27.1              Financial Data Schedule (for SEC purposes only)
