Form 10-Q
period 1995-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1995-08-14
CIK 818074

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934
                                    --OR--
 ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1995

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

As of August 9, 1995, 17,679,291 shares of common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX





Part    Item                                                                                              Page
No.     No.                                  Description                                                   No.
---------------------------------------------------------------------------------------------------------------

I                FINANCIAL INFORMATION:

        1.       Financial Statements

                 Consolidated Condensed Balance Sheets at June 30, 1995
                  (Unaudited) and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                 Consolidated Condensed Statements of Income for the Quarters
                  and Six Months Ended June 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . .   2

                 Consolidated Condensed Statements of Cash Flows for the
                  Six Months Ended June 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . . . .   3

                 Notes to Consolidated Condensed Financial Statements (Unaudited) . . . . . . . . . . . .   4

        2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8




II               OTHER INFORMATION:

        6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13



ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  JUNE 30         December 31
ASSETS                                                                               1995                1994
-------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Current assets:
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        205,000     $       200,000
   Accounts receivable, less allowances for doubtful
       accounts of $641,000 and $425,000  . . . . . . . . . . . . . .          24,582,000          16,615,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,801,000          34,971,000
   Other current assets   . . . . . . . . . . . . . . . . . . . . . .           1,008,000           1,543,000
                                                                         -----------------    ---------------
       Total current assets . . . . . . . . . . . . . . . . . . . . .          70,596,000          53,329,000
Property, plant and equipment - net . . . . . . . . . . . . . . . . .           3,291,000           2,832,000
Deposits and other assets . . . . . . . . . . . . . . . . . . . . . .           1,180,000           1,178,000
Excess of cost over fair value of net assets
       acquired - net . . . . . . . . . . . . . . . . . . . . . . . .             547,000             519,000
                                                                         -----------------    ---------------
                                                                         $     75,614,000     $    57,858,000
                                                                         =================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt  . . . . . . . . . . . . . . . .    $        751,000     $       396,000
   Accounts payable and accrued expenses  . . . . . . . . . . . . . .          24,195,000          13,007,000
   Income taxes payable   . . . . . . . . . . . . . . . . . . . . . .             272,000                   -
   Other current liabilities  . . . . . . . . . . . . . . . . . . . .              81,000             126,000
                                                                         -----------------    ---------------
       Total current liabilities  . . . . . . . . . . . . . . . . . .          25,299,000          13,529,000
Long-term debt:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          18,085,000          20,507,000
   Subordinated debt  . . . . . . . . . . . . . . . . . . . . . . . .           6,530,000           6,872,000
                                                                         -----------------    ---------------
                                                                               49,914,000          40,908,000
                                                                         -----------------    ---------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued  . . . . . . . . . . . . . . . . . . .                   -                   -
   Common stock, $.01 par value, 20,000,000 shares
       authorized, 16,996,791 and 12,416,791 shares
       issued and outstanding . . . . . . . . . . . . . . . . . . . .             170,000             124,000
   Capital in excess of par value   . . . . . . . . . . . . . . . . .          19,122,000          11,764,000
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .           6,468,000           5,122,000
   Treasury stock, at cost, 19,592 shares   . . . . . . . . . . . . .             (60,000)            (60,000)
                                                                         -----------------    ---------------
                                                                               25,700,000          16,950,000
                                                                         -----------------    ---------------
                                                                         $     75,614,000     $    57,858,000
                                                                         =================    ===============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                QUARTERS                            SIX MONTHS
PERIODS ENDED JUNE 30                                    1995               1994               1995              1994
---------------------------------------------------------------------------------------------------------------------
NET SALES . . . . . . . . . . . . . . .      $     45,489,000   $     24,261,000   $     83,775,000  $     47,674,000
Cost of sales . . . . . . . . . . . . .           (35,685,000)       (17,825,000)       (65,103,000)      (34,977,000)
                                             ----------------   -----------------  ----------------  -----------------
Gross profit  . . . . . . . . . . . . .             9,804,000          6,436,000         18,672,000        12,697,000
Selling, general and
   administrative expenses  . . . . . .            (7,666,000)        (5,297,000)       (14,925,000)      (10,433,000)
                                             ----------------   ----------------   ----------------  -----------------

INCOME FROM OPERATIONS  . . . . . . . .             2,138,000          1,139,000          3,747,000         2,264,000

Interest expense  . . . . . . . . . . .              (721,000)          (357,000)        (1,386,000)         (632,000)
Other expense - net . . . . . . . . . .                     -             (9,000)                 -           (57,000)
                                             ----------------   ----------------   ----------------  ----------------
Income before income taxes  . . . . . .             1,417,000            773,000          2,361,000         1,575,000
Provision for income taxes  . . . . . .              (609,000)          (309,000)        (1,015,000)         (630,000)
                                             ----------------   ----------------   ----------------  ----------------

NET INCOME  . . . . . . . . . . . . . .      $        808,000   $        464,000   $      1,346,000  $        945,000
                                             ================   ================   ================  ================

Earnings per share:
       Primary and fully diluted  . . .      $            .06   $            .04   $            .10  $            .07
                                             ================   ================   ================  ================

Average number of common
   shares outstanding:
      Primary   . . . . . . . . . . . .            14,043,283         13,085,938         13,348,802        12,941,527
                                             ================   ================   ================  ================
      Fully diluted   . . . . . . . . .            14,170,464         13,085,938         13,585,049        12,941,527
                                             ================   ================   ================  ================




See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                        1995                     1994
---------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities . . . . . . . . . . .       $     (4,199,000)         $    (4,830,000)
                                                                    ----------------          ----------------

Cash Flows From Investing Activities:
Acquisition of property and equipment . . . . . . . . . . . .               (689,000)              (1,070,000)
Increase in other assets  . . . . . . . . . . . . . . . . . .                (72,000)                (539,000)
Purchase of net assets of acquired company  . . . . . . . . .                      -                 (599,000)
                                                                    ----------------          ----------------

    Cash flows used for investing activities  . . . . . . . .               (761,000)              (2,208,000)
                                                                    ----------------          ----------------

Cash Flows From Financing Activities:
Net proceeds from issuance of equity securities . . . . . . .              7,404,000                  548,000
Increase in notes payable . . . . . . . . . . . . . . . . . .                 90,000                6,015,000
Repayments of notes payable . . . . . . . . . . . . . . . . .               (223,000)                (610,000)
Net borrowings (repayments) under line of
   credit agreement . . . . . . . . . . . . . . . . . . . . .             (2,306,000)               1,055,000
                                                                    ----------------          ---------------

    Cash flows provided by financing activities   . . . . . .              4,965,000                7,008,000
                                                                    ----------------          ---------------

Increase (decrease) in cash . . . . . . . . . . . . . . . . .                  5,000                  (30,000)
Cash, beginning of period . . . . . . . . . . . . . . . . . .                200,000                  180,000
                                                                    ----------------          ---------------

Cash, end of period . . . . . . . . . . . . . . . . . . . . .       $        205,000          $       150,000
                                                                    ================          ===============

Supplemental Cash Flow Information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . .       $      1,255,000          $       632,000
                                                                    ================          ===============

Income taxes paid . . . . . . . . . . . . . . . . . . . . . .       $        156,000          $       708,000
                                                                    ================          ===============


Supplemental Schedule of Noncash Investing and Financing Activities:

During the six months ended June 30, 1994, the Company acquired substantially all of the assets of Components Incorporated. The Company paid $599,000 in cash, with the balance in a promissory note. The Company also assumed substantially all of the seller's disclosed liabilities.


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


================================================================================

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1995, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.


2.  PUBLIC OFFERING

On June 15, 1995, the Company completed a public offering of 4,550,000 shares (exclusive of the over-allotment option) of its common stock at $1.875 per share. The net proceeds from this offering, after deducting all associated costs, aggregated $7,374,000. As a result, the Company's common stock and capital in excess of par value increased by $46,000 and $7,328,000, respectively. The net proceeds initially have been used to reduce the amount outstanding under the Company's line of credit pending the use of the line of credit for continued expansion, including opening new sales offices, inventory diversification such as the recent addition of a microprocessor supplier, and general working capital purposes.


3.  LONG-TERM DEBT

At June 30, 1995, outstanding borrowings under the Company's existing line of credit agreement aggregated $17,685,000. Borrowings under the Company's line of credit agreement are collateralized by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries. The line of credit agreement was amended in March 1995, whereby the facility was increased to $30 million; provided, however, that such amendment provided that the Company could borrow in excess of $27 million only after (i) the senior lender had reviewed and been satisfied, in its sole discretion, with the Company's audited consolidated financial statements for the year ended December 31, 1994, and (ii) the Company had received additional capitalization of not less

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


================================================================================


than $4 million (after all expenses of issuance and sale) from the issuance of its equity securities. Since the date of such amendment, the Company's senior lender has reviewed and become satisfied with the consolidated financial statements for the year ended December 31, 1994 and, as a result of the public offering (see Note 2 to Notes to Consolidated Condensed Financial Statements), the Company has satisfied the additional capitalization requirement. Accordingly, the Company may borrow up to $30 million.


4.  ACQUISITIONS

On June 28,1995, the Company entered into a non-binding letter of intent with two privately-held affiliated electronic component distribution companies and their principal owners which provides for the purchase of all of the issued and outstanding capital stock of the two companies. Pursuant to such non-binding letter of intent, the purchase price would be approximately $8,700,000, payable approximately $3,700,000 in cash at closing and $5,000,000 in the Company's common stock. The common stock to be issued would be valued at the higher of its per share fair market value at closing and $2.25 per share. The Company could become obligated to pay up to $3,000,000 (in common stock or a combination of cash and common stock) on or about the second anniversary of closing if the public trading value of the common stock has not appreciated to an agreed-upon price per share by such date. The consummation of the acquisitions is subject to a standard due diligence period, the parties being able to agree upon, and execute and deliver, a definitive acquisition contract and related agreements, the consent of the Company's senior lender, approval of the Company's shareholders and the normal closing conditions to be included in any definitive acquisition contract. There can be no assurance that the parties will enter into a definitive acquisition contract or such acquisitions will be consummated on the same or substantially same terms set forth in the non-binding letter of intent, or at all.

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

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company for the quarter and six months ended June 30, 1994 as if the acquisitions of the Philadelphia-area and Chicago-based distributors had occurred at the beginning of the periods presented:

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


=========================================================================================================================



Periods Ended June 30, 1994                                                   Quarter                          Six Months
-------------------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .           $      26,397,000                       $  52,452,000
Net income  . . . . . . . . . . . . . . . . . . . . . . .                     552,000                           1,134,000
Primary and fully diluted earnings per share  . . . . . .           $             .04                       $         .09

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.


5.  OPTIONS AND WARRANTS

In connection with new employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 1,000,000 stock options were granted on June 8, 1995, to such four executive officers pursuant to the Employees', Officers', Directors' Stock Option Plan, as amended (the "Option Plan"). These options have an exercise price of $1.875 per share and are exercisable through June 7, 2005, subject to a vesting schedule. The granting of these options will be void if the Company does not obtain the approval of the Company's shareholders to (i) an increase in the number of shares of common stock reserved for issuance under and other proposed material amendments to the Option Plan and (ii) an increase in the number of shares of common stock authorized to be issued by the Company. These proposals will be voted upon at the Company's annual meeting of shareholders to be held on August 15, 1995.

In connection with the public offering (see Notes 2 and 6 to Notes to Consolidated Condensed Financial Statements), the Company issued to the underwriter common stock purchase warrants covering an aggregate of 523,250 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants are exercisable at a price of $2.625 per share for a period of four years commencing one year from June 8, 1995; provided, however, that the underwriter has agreed that only in the event and when (if at all) the number of authorized shares of the Company's common stock is increased to at least 35,000,000 shares will the holders of such warrants have the right to exercise such warrants.

On March 23, 1995, a warrant to purchase 30,000 shares of common stock at $1.00 per share was exercised. The Company received aggregate proceeds of $30,000.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


================================================================================


6.  SUBSEQUENT EVENT

On July 13, 1995, the Company issued an additional 682,500 shares of its common stock as a result of the exercise of an over-allotment option associated with the public offering described in Note 2 herein. As a result, the Company received net proceeds of $1,126,000 which increased the Company's common stock and capital in excess of par value by $7,000 and $1,119,000, respectively. Accordingly, total shareholders' equity at June 30, 1995 after giving effect to the over-allotment option exercise would aggregate approximately $26,826,000. In connection with the exercise of the over-allotment option, the Company issued to the underwriter additional common stock purchase warrants covering 68,250 shares of common stock.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


================================================================================


All American Semiconductor, Inc. and subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. These components are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of consumer goods, satellite and communications products, computers and computer-related products, robotics and industrial equipment, radar and air traffic control systems, defense and aerospace equipment and medical instrumentation. Prior to the end of the second quarter the Company had not derived significant revenues from the sale of microprocessors. Recently, however, the Company added to its product offering high-performance processor products for the personal computer industry, including Nx586 microprocessors and complete motherboards.

The Company and its predecessors have been in operation since 1964 and the Company was recently recognized as the 21st largest distributor of electronic components in the United States. The Company has 21 offices nationwide, including its headquarters and distribution center in Miami, Florida.

Results of Operations

The Company achieved another record-breaking sales quarter by reaching $45.5 million in net sales for the second quarter of 1995. This represented an 87.5% increase over net sales of $24.3 million for the second quarter of 1994. For the six months ended June 30, 1995, net sales were $83.8 million, a 75.7% increase over net sales of $47.7 million for the same period of 1994. These dramatic increases in sales reflect the general increase in demand for electronic products, an increase in sales in substantially all territories, revenues generated by new sales offices and revenues generated by an acquired company.

Gross profit was $9.8 million in the second quarter of 1995, a 52.3% increase over gross profit of $6.4 million for the same period of 1994. For the first six months of 1995, gross profit was $18.7 million compared to $12.7 million for the same period of 1994 representing a 47.1% increase. The increases were due to the significant growth in sales. Gross profit margins as a percentage of net sales were 21.6% and 22.3% for the second quarter and first six months of 1995, compared to 26.5% and 26.6% for the second quarter and first six months of 1994. The downward trend reflects a decline associated with a greater number of large volume transactions at reduced margins, the competitive environment in the electronic distribution marketplace, as well as a change in the Company's overall sales mix. This downward trend may continue if the Company maintains its rapid growth in sales. The

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


================================================================================



Company believes, however, that the effect of declining gross profit margins should be more than offset by increases in sales and improved operating efficiencies in the future.

Selling, general and administrative expenses ("SG&A") increased $2.4 million to $7.7 million for the second quarter of 1995 compared to $5.3 million for the second quarter of 1994. SG&A for the first half of 1995 was $14.9 million compared to $10.4 million for the same period of 1994. The increases were primarily the result of the Company's rapid growth and aggressive expansion. As sales grew dramatically, selling expenses, including sales commissions and telephone expenses, also increased. In addition, as a result of the relocation of the Company's corporate headquarters and distribution facility in May 1994, the expansion of the computer and communications systems, the opening of new sales offices and the relocating of existing sales offices occurring during 1994 and 1995, rent (both for realty and personalty), occupancy expenses and depreciation and amortization costs increased. Furthermore, the Company expanded its sales personnel, created and staffed an east coast credit department and increased staffing in almost all corporate departments. As a result, SG&A for the second quarter and first half of 1995 reflect increased salaries, payroll taxes and employee benefit costs.

SG&A as a percentage of net sales improved to 16.9% and 17.8% for the second quarter and six months ended June 30, 1995, respectively, from 21.8% and 21.9% for the same periods of 1994. The significant improvement in SG&A as a percentage of sales reflects the anticipated improvement in operating efficiencies and benefits from economies of scale.

The Company expects to further expand its service capabilities and increase staffing to support its recently opened programming center as well as its newly created division to distribute the microprocessor line awarded to the Company at the end of the second quarter of 1995. Additionally, during the second half of 1995 the Company expects to open two new sales offices as well as to complete the evaluation and integration of the potential acquisitions in connection with the non-binding letter of intent described in Note 4 to Notes to Consolidated Condensed Financial Statements. As a result of the foregoing, SG&A, in absolute dollars and as a percentage of sales, may increase in the near term. While these expansions and increases will have a negative impact on profitability in the short term, the Company believes that these investments will enable the Company to obtain a greater competitive advantage which will improve our performance in the future.

Income from operations increased 87.7% to $2.1 million for the quarter ended June 30, 1995, up from $1.1 million for the same period of 1994. For the first six months of 1995, income from operations was $3.7 million, up 65.5% from $2.3 million for the first six months of 1994. These increases were attributable to the significant increases in sales and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


================================================================================


the improved operating efficiencies and benefits from economies of scale which more than offset the decline in gross profit margins and the additional expenses associated with the Company's growth and expansion.

Interest expense increased to $721,000 and $1.4 million for the second quarter and first half of 1995, respectively, as compared to $357,000 and $632,000 for the same periods of 1994. The increases reflect an increase in both the prime rate as well as the average borrowings outstanding under the Company's line of credit required to fund the Company's continued growth. Additionally, interest expense also increased as a result of the subordinated debt issued during 1994, debt issued in connection with tenant improvements relating to the Company's relocation in May 1994 and debt associated with capital leases.

Net income increased 74.1% to $808,000 for the second quarter of 1995 compared to $464,000 for the second quarter of 1994. This represents a record level of quarterly earnings for the Company, exceeding its previous record by 50%. For the six months ended June 30, 1995, net income increased 42.4% to $1.3 million compared to $945,000 for the same period of 1994. Earnings per share for the quarter ended June 30, 1995 increased 50% to $.06 compared to $.04 for the second quarter of 1994. For the first six months, earnings per share were $.10 in 1995 compared to $.07 in 1994. The increases in net income for the 1995 periods resulted primarily from the significant increase in sales as well as from the increased operating efficiencies and benefits from economies of scale discussed above.

Liquidity and Capital Resources

Working capital at June 30, 1995 increased to approximately $45.3 million, from working capital of $39.8 million at December 31, 1994. The current ratio was 2.79:1 at June 30, 1995, as compared to 3.94:1 at December 31, 1994. Accounts receivable levels at June 30, 1995 were $24.6 million, up from accounts receivable of $16.6 million at December 31, 1994, reflecting the record level of sales for the second quarter of 1995. Inventory increased to $44.8 million at June 30, 1995, from $35.0 million at December 31, 1994. The increase in inventory was primarily to support recent increases in sales, budgeted future growth as well as an initial stocking package relating to the recent addition of microprocessor and motherboard products. Accounts payable and accrued expenses increased to $24.2 million at June 30, 1995, from $13.0 million at December 31, 1994, primarily as a result of the increase in inventory during the second quarter of 1995.

In June 1995, the Company completed a public offering of 4,550,000 shares of its common stock. The net proceeds from this offering, after deducting all associated costs, aggregated approximately $7.4 million. In addition, in July 1995, subsequent to the balance sheet

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


================================================================================


date, the Company sold an additional 682,500 shares of its common stock as a result of the exercise by the underwriter of its over-allotment option. This resulted in additional net proceeds of approximately $1.1 million to the Company. The aggregate net proceeds initially have been used to reduce the amount outstanding under the Company's line of credit, pending the use of the line of credit for continued growth and expansion, including opening new sales offices, inventory diversification such as the recent addition of microprocessor and motherboard products, and general working capital purposes. See Notes 2 and 6 to Notes to Consolidated Condensed Financial Statements.

In March 1995, the Company's line of credit agreement was amended and, as a result of the completion of the public offering described above and in Note 2 to Notes to Consolidated Condensed Financial Statements, the Company may borrow up to $30 million under such credit facility. See Note 3 to Notes to Consolidated Condensed Financial Statements. At June 30, 1995, outstanding borrowings under this facility, which are collateralized by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries, amounted to $17.7 million. The decrease in outstanding borrowings over December 31, 1994 reflects the temporary utilization of the proceeds from the public offering, which more than offset an increase in borrowings associated with the increase in working capital to support the significant growth of the Company.

The Company expects that its cash flows from operations and additional borrowings available under the line of credit agreement will be sufficient to meet its current financial requirements over the next twelve months, however, the Company continues to explore available financing alternatives to fund its long-term growth.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          27.1   Financial Data Schedule (for SEC use only)

                 (b)      Reports on Form 8-K

                          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

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


                                   All American Semiconductor, Inc.
                                   ---------------------------------------------
                                   (Registrant)



Date:  August 11, 1995             /s/ Bruce M. Goldberg
                                   ---------------------------------------------
                                   Bruce M. Goldberg, President and
                                   Chief Operating Officer
                                   (Duly Authorized Officer)



Date:  August 11, 1995             /s/ Howard L. Flanders
                                   ------------------------------------------
                                   Howard L. Flanders, Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



               27.1    Financial Data Schedule (for SEC use only)