Form 10-Q
period 1995-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1995-11-14
CIK 818074

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                    --OR--

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 9, 1995, 17,689,791 shares of common stock of All American Semiconductor, Inc. were outstanding.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX

PART     ITEM                                                                                               PAGE
NO.      NO.                                    DESCRIPTION                                                   NO.
----     ----                                   -----------                                                 -----
I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 1995
                   (Unaudited) and December 31, 1994..........................................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                   and Nine Months Ended September 30, 1995 and 1994 (Unaudited)..............................   2

                  Consolidated Condensed Statements of Cash Flows for the
                   Nine Months Ended September 30, 1995 and 1994 (Unaudited)..................................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)............................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................................................   7


II                OTHER INFORMATION:

         4.       Submission of Matters to a Vote of Security Holders.........................................  11

         6.       Exhibits and Reports on Form 8-K............................................................  12

                  SIGNATURES..................................................................................  13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                SEPTEMBER 30           DECEMBER 31
ASSETS                                                                                  1995                  1994
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
    Cash...............................................................    $         215,000     $         200,000
    Accounts receivable, less allowances for doubtful
        accounts of $723,000 and $425,000..............................           27,439,000            16,615,000
    Inventories........................................................           51,986,000            34,971,000
    Other current assets...............................................            1,135,000             1,543,000
                                                                           -----------------     -----------------
        Total current assets...........................................           80,775,000            53,329,000
Property, plant and equipment - net....................................            3,552,000             2,832,000
Deposits and other assets..............................................            1,249,000             1,178,000
Excess of cost over fair value of net assets
        acquired - net.................................................              544,000               519,000
                                                                           -----------------     -----------------
                                                                           $      86,120,000     $      57,858,000
                                                                           =================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt..................................    $         797,000     $         396,000
    Accounts payable and accrued expenses..............................           27,680,000            13,007,000
    Income taxes payable...............................................              450,000                     -
    Other current liabilities..........................................              112,000               126,000
                                                                           -----------------     -----------------
        Total current liabilities......................................           29,039,000            13,529,000
Long-term debt:
    Notes payable......................................................           22,655,000            20,507,000
    Subordinated debt..................................................            6,540,000             6,872,000
    Other long-term debt...............................................              211,000                     -
                                                                           -----------------     -----------------
                                                                                  58,445,000            40,908,000
                                                                           -----------------     -----------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued........................................                    -                     -
    Common stock, $.01 par value, 40,000,000 shares
        and 20,000,000 shares authorized, 17,689,791
        and 12,416,791 shares issued and outstanding...................              177,000               124,000
    Capital in excess of par value.....................................           20,249,000            11,764,000
    Retained earnings..................................................            7,309,000             5,122,000
    Treasury stock, at cost, 19,592 shares.............................              (60,000)              (60,000)
                                                                           -----------------     -----------------
                                                                                  27,675,000            16,950,000
                                                                           -----------------     -----------------
                                                                           $      86,120,000     $      57,858,000
                                                                           =================     =================

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                   QUARTERS                             NINE MONTHS
PERIODS ENDED SEPTEMBER 30                                 1995                1994                1995              1994
-------------------------------------------------------------------------------------------------------------------------
NET SALES.................................     $     46,948,000   $      25,165,000  $      130,723,000  $     72,839,000
Cost of sales.............................          (36,723,000)        (18,374,000)       (101,826,000)      (53,351,000)
                                               ----------------   -----------------  ------------------  ----------------
Gross profit..............................           10,225,000           6,791,000          28,897,000        19,488,000
Selling, general and
    administrative expenses...............           (8,253,000)         (5,665,000)        (23,178,000)      (16,098,000)
                                               ----------------   -----------------  ------------------      ------------

INCOME FROM OPERATIONS....................            1,972,000           1,126,000           5,719,000         3,390,000

Interest expense..........................             (627,000)           (492,000)         (2,013,000)       (1,124,000)
Other expense - net.......................                    -             (57,000)                  -          (114,000)
                                               ----------------   -----------------  ------------------  ----------------
Income before income taxes................            1,345,000             577,000           3,706,000         2,152,000
Provision for income taxes................             (504,000)           (231,000)         (1,519,000)         (861,000)
                                               ----------------   -----------------  ------------------  ----------------

NET INCOME................................     $        841,000   $         346,000  $        2,187,000  $      1,291,000
                                               ================   =================  ==================  ================

Earnings per share:
       Primary............................                 $.05                $.03                $.15              $.10
                                                           ====                ====                ====              ====
       Fully diluted......................                 $.04                $.03                $.14              $.10
                                                           ====                ====                ====              ====

Average number of common shares outstanding:
       Primary............................           18,659,388          13,104,827          15,050,361        13,073,309
                                                     ==========          ==========          ==========        ==========
       Fully diluted......................           18,989,945          13,104,827          15,822,097        13,073,309
                                                     ==========          ==========          ==========        ==========

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30                                                     1995                       1994
------------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities..............................   $    (9,602,000)          $     (7,311,000)
                                                                        ---------------           ----------------
Cash Flows From Investing Activities:
Acquisition of property and equipment................................        (1,074,000)                (1,411,000)
Increase in other assets.............................................          (223,000)                  (573,000)
Purchases of net assets of acquired companies........................                 -                 (1,062,000)
                                                                        ---------------           ----------------

     Cash flows used for investing activities........................        (1,297,000)                (3,046,000)
                                                                        ---------------           ----------------

Cash Flows From Financing Activities:
Net proceeds from sale of equity securities..........................         8,538,000                    548,000
Increase in notes payable............................................           275,000                  6,165,000
Repayments of notes payable..........................................          (310,000)                (2,021,000)
Net borrowings under line of credit agreement........................         2,411,000                  5,700,000
                                                                        ---------------           ----------------

     Cash flows provided by financing activities.....................        10,914,000                 10,392,000
                                                                        ---------------           ----------------
Increase in cash.....................................................            15,000                     35,000
Cash, beginning of period............................................           200,000                    180,000
                                                                        ---------------           ----------------
Cash, end of period..................................................   $       215,000           $        215,000
                                                                        ===============           ================
Supplemental Cash Flow Information:
Interest paid........................................................   $     1,733,000           $        945,000
                                                                        ===============           ================
Income taxes paid....................................................   $       523,000           $        860,000
                                                                        ===============           ================


Supplemental Schedule of Noncash Investing and Financing Activities:

During the nine months ended September 30, 1994, the Company acquired substantially all of the assets of Components Incorporated. The Company paid $599,000 in cash, with the balance in a promissory note. The Company also assumed substantially all of the seller's disclosed liabilities.

During the nine months ended September 30, 1994, the Company acquired substantially all of the assets of GCI Corporation. The Company paid $485,000 in cash, with the balance by a combination of a promissory note and stock options. The Company also assumed substantially all of the seller's disclosed liabilities.

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1995, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.  PUBLIC OFFERING

On June 15, 1995, the Company completed a public offering of 4,550,000 shares (exclusive of the over-allotment option) of its common stock at $1.875 per share. On July 13, 1995, the Company issued an additional 682,500 shares of its common stock as a result of the exercise of the over-allotment option. The aggregate net proceeds from this offering, after deducting all associated costs, aggregated approximately $8,500,000. As a result, the Company's common stock and capital in excess of par value increased by $53,000 and $8,447,000, respectively. The net proceeds initially were used to reduce the amount outstanding under the Company's line of credit pending the use of the line of credit for continued expansion, including opening new sales offices, inventory diversification such as the recent addition of a microprocessor supplier, and general working capital purposes.

3.  LINE OF CREDIT AGREEMENT

At September 30, 1995, outstanding borrowings under the Company's line of credit agreement aggregated $22,402,000. Borrowings under the Company's line of credit agreement are collateralized by accounts receivable, inventories and equipment and a pledge of capital stock of the Company's subsidiaries. The line of credit agreement was amended in March 1995, whereby the facility was increased to $30 million; provided, however, that such amendment provided that the Company could borrow in excess of $27 million only after (i) the senior lender had reviewed and been satisfied, in its sole discretion, with the Company's audited consolidated financial statements for the year ended December 31, 1994, and (ii) the Company had received additional capitalization of not less than $4 million (after all expenses of issuance and sale) from the issuance of its equity securities. Since the date of such amendment, the Company's senior lender has reviewed

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
and become satisfied with the consolidated financial statements for the year ended December 31, 1994 and, as a result of the public offering (see Note 2 to Notes to Consolidated Condensed Financial Statements), the Company has satisfied the additional capitalization requirement. Accordingly, the Company may borrow up to $30 million.


4.  ACQUISITIONS

The Company executed a definitive merger purchase agreement to acquire two affiliated, privately-held electronic component distribution companies effective as of October 31, 1995. Pursuant to such definitive merger purchase agreement the purchase price for the two companies is approximately $7.8 million, payable at closing, approximately $4.9 million of which is payable in common stock of the Company and approximately $2.9 million payable in cash. In addition to the purchase price, the Company will pay the selling stockholders, at closing, an aggregate of $1.2 million in cash in exchange for covenants not to compete and will pay at closing to certain valuable employees of the two companies front-end incentive employment compensation totaling approximately $1.1 million. The selling stockholders will be entitled to receive up to an additional $1.9 million of consideration (payable at the Company's election in cash, common stock or a combination of both), if, and to the extent that, the market value of the Company's stock issued at closing does not appreciate by $1.9 million by June 30, 1998.

In connection with these acquisitions, the Company will be required to pay off the bank debt of the two companies. Closing is subject to the approval of the acquisitions by the Company's senior lender and by the Company's shareholders and other normal and customary closing conditions. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-4 to register all of the shares potentially issuable to the two companies' stockholders and to solicit the approval of the acquisitions by the Company's shareholders.

On September 9, 1994, the Company completed the acquisition of substantially all of the assets of a Philadelphia-area distributor of electronic components. On January 24, 1994, the Company completed the acquisition of substantially all of the assets of a Chicago-based distributor of electronic components. The operating results of these acquired companies are included in the consolidated results of operations from the date of acquisition.

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1994 as if the acquisitions of the Philadelphia-area and Chicago-based distributors had occurred at the beginning of the periods presented:

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

PERIODS ENDED SEPTEMBER 30, 1994                                         QUARTER                        NINE MONTHS
-------------------------------------------------------------------------------------------------------------------
Net sales.....................................................       $26,841,000                        $79,293,000
Net income....................................................           383,000                          1,517,000
Primary and fully diluted earnings per share..................              $.03                               $.12

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.


5.  OPTIONS AND WARRANTS

In connection with new employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 1,000,000 stock options were granted on June 8, 1995, to such four executive officers pursuant to the Employees', Officers', Directors' Stock Option Plan, as amended. These options have an exercise price of $1.875 per share and are exercisable through June 7, 2005, subject to a vesting schedule.

In connection with the public offering (see Note 2 to Notes to Consolidated Condensed Financial Statements), the Company issued to the underwriter common stock purchase warrants covering an aggregate of 523,250 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants are exercisable at a price of $2.625 per share for a period of four years commencing one year from June 8, 1995.

On March 23, 1995, a warrant to purchase 30,000 shares of common stock at $1.00 per share was exercised. The Company received aggregate proceeds of $30,000.

In July 1995, the Company granted a warrant to acquire 45,000 shares of common stock at an exercise price of $2.50 per share exercisable through July 20, 2000 relating to a consulting agreement.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


All American Semiconductor, Inc. and subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive products, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. These components are sold primarily to manufacturers of consumer goods, satellite and telecommunications products, computers and computer-related products, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. Prior to the end of the second quarter of 1995, the Company had not derived significant revenues from the sale of microprocessors. Recently, however, the Company added to its product offering microprocessor products and complete motherboards.

The Company and its predecessors have been in operation since 1964 and the Company was recognized as the 9th largest distributor of semiconductors and the 21st largest distributor of all electronic components in the United States. The Company has 23 offices nationwide, including its headquarters and distribution center in Miami, Florida.

RESULTS OF OPERATIONS

The Company achieved another record-breaking sales quarter by reaching $46.9 million in net sales for the third quarter of 1995. This represented an 86.6% increase over net sales of $25.2 million for the third quarter of 1994. For the nine months ended September 30, 1995, net sales were $130.7 million, a 79.5% increase over net sales of $72.8 million for the same period of 1994. These dramatic increases in sales reflect the general increase in demand for electronic products, an increase in sales in substantially all territories, revenues generated by new sales offices and revenues generated by a company acquired in September 1994.

Gross profit margins as a percentage of sales were 21.8% and 22.1% for the third quarter and first nine months of 1995, compared to 27.0% and 26.8% for the third quarter and first nine months of 1994. The decline reflects a greater number of large volume transactions at reduced margins, the competitive environment in the electronic distribution marketplace, as well as a change in the Company's overall sales mix. The downward trend in gross profit margins has been more than offset by increases in sales and improved operating efficiencies and, while this downward trend is expected to continue, the Company believes that any future decline in gross profit margins should be more than offset by increases in sales and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A") increased $2.6 million to $8.3 million for the third quarter of 1995 compared to $5.7 million for the third quarter of 1994. SG&A for the first nine months of 1995 was $23.2 million compared to $16.1 million for the same

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

period of 1994. The increases were primarily the result of the Company's rapid growth and aggressive expansion. As sales grew dramatically, selling expenses, including sales commissions and telephone expenses, also increased. In addition, as a result of the relocation of the Company's corporate headquarters and distribution facility in May 1994, the expansion of the computer and communications systems, the opening of new sales offices and the relocating of existing sales offices into larger facilities, rent (both for realty and personalty), occupancy expenses and depreciation and amortization costs increased. Furthermore, the Company expanded its sales personnel, created and staffed a northeast credit department and increased staffing in almost all corporate departments. Additionally, in the third quarter of 1995 the Company created a computer products division ("CPD") to distribute microprocessors, motherboards and other computer products and opened its new programming center. In the first quarter of 1995 the Company had created a cable assembly division. As a result, SG&A for the third quarter and first nine months of 1995 reflect increased advertising and promotion expenses, training costs and increased salaries, payroll taxes and employee benefit costs.

SG&A as a percentage of sales improved to 17.6% and 17.7% for the third quarter and nine months ended September 30, 1995, from 22.5% and 22.1% for the same periods of 1994. The significant improvement in SG&A as a percentage of sales reflects the anticipated improvement in operating efficiencies and benefits from economies of scale.

The Company expects to further expand its service capabilities and increase staffing to support its recently opened programming center and its newly created CPD as well as its cable assembly division. Additionally, during the fourth quarter of 1995 the Company opened one new sales office, expects to relocate its west coast programming and distribution center into a significantly larger facility and complete the acquisitions described in Note 4 to Notes to Consolidated Condensed Financial Statements. As a result of the foregoing, SG&A, in absolute dollars and as a percentage of sales, may increase in the near term. While these expansions and increases will have a negative impact on profitability in the short term the Company believes that these investments will enable the Company to obtain a greater competitive advantage which will improve its performance in the future.

Income from operations increased 75.1% to $2.0 million for the quarter ended September 30, 1995, compared to $1.1 million for the quarter ended September 30, 1994. For the first nine months of 1995, income from operations was $5.7 million, up 68.7% from income from operations of $3.4 million for the first nine months of 1994. The increases were attributable to the significant increases in sales and improved operating efficiencies which more than offset the decline in gross profit margins and the additional expenses associated with the Company's expansion.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Interest expense increased to $627,000 and $2.0 million for the third quarter and first nine months of 1995, respectively, as compared to $492,000 and $1.1 million for the third quarter and first nine months of 1994. The increases reflect an increase in both the prime rate as well as the average borrowings outstanding under the Company's line of credit required to fund the Company's continued growth. Additionally, interest expense for the first nine months increased as a result of the subordinated debt issued during June 1994, debt issued in connection with tenant improvements relating to the relocation of the Company's corporate headquarters and distribution center in May 1994 and debt associated with capital leases.

Net income reached another record level of quarterly earnings by increasing 143.1% to $841,000 for the third quarter of 1995 compared to $346,000 for the third quarter of 1994. For the nine months ended September 30, 1995, net income increased 69.4% to $2.2 million compared to $1.3 million for the same period of 1994. Earnings per share for the quarter ended September 30, 1995 increased to $.05 ($.04 fully diluted) compared to $.03 for the third quarter of 1994. For the first nine months, earnings per share were $.15 ($.14 fully diluted) in 1995 compared to $.10 in 1994. These increases in earnings per share were achieved despite a 42% and a 15% increase in the average number of shares outstanding for the third quarter and first nine months of 1995, respectively. The increases in net income for the 1995 periods resulted primarily from the significant increases in sales as well as from increased operating efficiencies and benefits from economies of scale as discussed above. These increases in earnings and earnings per share were achieved notwithstanding the negative impact on earnings associated with start-up costs in connection with the creation of the CPD and cable assembly division and the opening of the programming center.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1995 increased to approximately $51.7 million, from working capital of $39.8 million at December 31, 1994. The current ratio was 2.78:1 at September 30, 1995 as compared to 3.94:1 at December 31, 1994. Accounts receivable levels at September 30, 1995 were $27.4 million, up from accounts receivable of $16.6 million at December 31, 1994. The increase in accounts receivable reflects the record level of sales during the first nine months of 1995. Inventory increased to $52.0 million at September 30, 1995, from $35.0 million at December 31, 1994. The increase in inventory was primarily to support recent increases in sales, budgeted future growth as well as an initial stocking package relating to the recent addition of microprocessor and motherboard products. Accounts payable and accrued expenses increased to $27.7 million at September 30, 1995, from $13.0 million at December 31, 1994, primarily as a result of the increases in inventory during the third quarter of 1995.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

In June 1995, the Company completed a public offering of 4,550,000 shares of its common stock. In addition, in July 1995, the Company sold an additional 682,500 shares of its common stock as a result of the exercise by the underwriter of its over-allotment option. The aggregate net proceeds from this offering, after deducting all associated costs, aggregated approximately $8.5 million. The aggregate net proceeds initially have been used to reduce the amount outstanding under the Company's line of credit, pending the use of the line of credit for continued growth and expansion, including opening new sales offices, inventory diversification such as the recent addition of microprocessor and motherboard products, and general working capital purposes. See Note 2 to Notes to Consolidated Condensed Financial Statements.

In March 1995, the Company's line of credit agreement was amended and, as a result of the completion of the public offering described above and in Note 2 to Notes to Consolidated Condensed Financial Statements, the Company may borrow up to $30 million under such credit facility. See Note 3 to Notes to Consolidated Condensed Financial Statements. At September 30, 1995, outstanding borrowings under this facility, which are collateralized by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries, amounted to $22.4 million. The increase in outstanding borrowings over December 31, 1994 reflects an increase in borrowings to provide working capital to support the significant growth of the Company.

The Company expects that its cash flows from operations and additional borrowings available under the line of credit agreement will be sufficient to meet its current financial requirements over the next twelve months, however, the Company continues to explore available financing alternatives to fund its long-term growth.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

------------------------------------------------------------------------------


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) On August 15, 1995, the Registrant held its 1994 annual meeting of shareholders (the "Annual Meeting").

                  (b) One matter voted on at the Annual Meeting was the election of two directors of the Registrant. The two nominees, who were existing directors of the Registrant and nominees of the Registrant's Board of Directors, were re-elected at the Annual Meeting as directors of the Registrant, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

                  NOMINEE FOR DIRECTOR    FOR                   ABSTAIN
                  --------------------    -----------           -------
                  S. Cye Mandel           16,181,814  98.2%     295,828    1.8%
                  Sheldon Lieberbaum      16,068,464  97.5%     409,178    2.5%

                  The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders and Rick Gordon.

                  (c) The following five additional matters were separately voted upon at the Annual Meeting and each of such matters received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast or, in the case of proposals (2) and (3), total shares outstanding, as indicated below:

                      (1) Ratification of selection of independent accountants for 1995 fiscal year
                           For      16,102,824             97.7%
                           Against     173,651              1.1%
                           Abstain     201,167              1.2%

                      (2)  Proposal to amend Article 4 of the Certificate
                           of Incorporation, as previously amended, to
                           increase the authorized shares of Common Stock to 40,000,000 shares
                           For      15,327,667             90.1%
                           Against     790,773              4.7%
                           Abstain     359,202              2.1%

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

------------------------------------------------------------------------------

                      (3)  Proposal to amend Article 4 of the Certificate
                           of Incorporation, as previously amended, to increase the authorized shares of Preferred Stock to 5,000,000 shares
                           For       5,890,642             34.6%
                           Against   1,520,569              8.9%
                           Abstain     407,339              2.4%

                      (4) Proposal to increase the number of shares of Common Stock reserved for issuance (the "Reserved Share Increase") under the Company's Employees', Officers', Directors' Stock Option Plan, as amended (the "Option Plan") to 3,250,000
                           For       6,551,500             76.2%
                           Against   1,689,929             19.7%
                           Abstain     353,384              4.1%

                      (5) Proposal to approve certain material amendments (other than the Reserved Share Increase) to the Option Plan requiring the approval of the Company's shareholders as part of the Option Plan being amended and restated in its entirety
                           For      14,211,571             88.9%
                           Against   1,306,282              8.2%
                           Abstain     463,769              2.9%

                  The number of broker nonvotes were 8,659,122, 7,882,829 and 496,020 for proposals (3), (4) and (5), respectively. Except for proposal (3) all of the proposals were approved by the shareholders.

                  (d)  Not applicable.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS
                           27.1  Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K
                           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALL AMERICAN SEMICONDUCTOR, INC.
                                   --------------------------------------------
                                   (Registrant)


Date:  November 9, 1995            /S/  BRUCE  M. GOLDBERG
                                   --------------------------------------------
                                   Bruce M. Goldberg, President and
                                   Chief Operating Officer
                                   (Duly Authorized Officer)


Date:  November 9, 1995            /S/ HOWARD L. FLANDERS
                                   --------------------------------------------
                                   Howard L. Flanders, Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)