Form 10-K
period 1995-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1996-04-01
CIK 818074

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                                   OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
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

                                  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 27, 1996, 19,863,895 shares (including 160,703 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $41,350,000.

                      Documents Incorporated by Reference:
Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III.

- --------------------------------------------------------------------------------

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 1995

TABLE OF CONTENTS


PART     ITEM                                                               PAGE
NO.      NO.      DESCRIPTION                                                NO.

I           1     Business.............................................        1
            2     Properties...........................................       17
            3     Legal Proceedings ...................................       17
            4     Submission of Matters to a Vote of Security-Holders..       18


II          5     Market for the Registrant's Common Equity and Related
                    Stockholder Matters................................       18
            6     Selected Financial Data..............................       20
            7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................       21
            8     Financial Statements and Supplementary Data..........       30
            9     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure................       30


III        10     Directors and Executive Officers of the Registrant...       30
           11     Executive Compensation...............................       30
           12     Security Ownership of Certain Beneficial Owners and
                    Management.........................................       30
           13     Certain Relationships and Related Transactions.......       30


IV         14     Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K............................................      30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of consumer goods, satellite and communications products, computers and computer-related products, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. In June 1995, the Company began distributing a very limited offering of computer products, consisting of motherboards and computer upgrade kits. Approximately 75% of the Company's 1995 sales were derived from the sale of semiconductors (active components), 23% from passive products and 2% from computer products. The Company expects that this sales mix may change due to the newly created computer products division as well as the addition of the products now offered as a result of the Company's acquisitions of the Added Value Companies (as hereinafter defined) in December 1995. See "Expansion" below.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company is one of the faster growing distributors in the industry and, as a result of its growth, the Company was recognized by industry trade publications as the 18th largest distributor of electronic components in the United States, as well as the 9th largest distributor of semiconductors in the United States, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014.

THE ELECTRONICS DISTRIBUTION INDUSTRY

The electronics industry is one of the largest and fastest growing industries in the United States. An industry association estimates total U.S. factory sales of electronic products by OEMs, the Company's primary customer base, at $382 billion for 1995 compared to $276 billion in 1991. The growth of this industry has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers and satellite and telecommunications equipment, as well as the increased utilization of electronic components in a wide range of industrial, consumer and military products. The three product groups included in the electronic components industry are semiconductors, which account for approximately 35% of the electronic components distribution marketplace, passive/electromechanical components, accounting for approximately 35% and systems or computer products (such as disk drives, terminals and computer peripherals), accounting for approximately 30%. Until June 1995, the Company was historically a distributor of only semiconductors and passive/electromechanical products. At such time, the Company created a new computer products division. This division presently only carries a very limited product offering, however, the Company currently intends to expand its computer products offering in the future.

Distributors are an integral part of the electronics industry. During 1995, an estimated $20 billion of electronic components were sold through distribution in the United States, up from $9 billion in 1991. In recent years, there has been a growing trend for distribution to play an increasing role in the electronics industry. OEMs which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources, including management talent, personnel costs and capital investment, on their core competencies, which include product development and marketing. Large distribution companies not only fill these roles, but further serve as a single supply source for OEMs, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that OEMs will continue to increase their service and quality requirements, and that this trend will result in OEMs becoming more dependent on distributors in the future.

Electronic component manufacturers are under similar pressure to allocate a larger share of their resources to research, product development and manufacturing capacity as technological advances continue to shorten product lifecycles. Electronic component manufacturers sell directly to only a small number of their potential customers. This small segment of their customer base accounts for a large portion of the total available revenues. It is not economical for component manufacturers to provide a broad range of sales support services to handle the large amount of customers that account for the balance of available revenues. With their expanded service capabilities, large distributors have now become a reliable means for component manufacturers to outsource their sales, marketing, customer service and distribution functions. This trend particularly benefits larger distributors with nationwide distribution capabilities such as the Company, as manufacturers continue to allocate a larger percentage of their business to a more limited number of full service distribution companies. Management believes that this trend should also provide consolidation opportunities within the electronic components distribution industry.

As a result of the trends discussed above, management believes that distribution represents a growing share of the electronics industry.

BUSINESS STRATEGY

The Company's strategy is to continue its managed growth and to gain market share by: (i) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions, and (ii) increasing sales to existing customers. As part of its growth strategies, the Company has and continues to expand its product offerings and service capabilities. While the Company's aggressive growth plans caused an adverse effect on profitability in 1994 and continued to lessen earnings in 1995, the Company believes that the investment in future expansion was necessary to position the Company to participate in the dynamics of its rapidly growing and changing industry and to achieve greater profitability in the future.

EXPANSION

The Company has undergone significant expansion over the last few years. Over the past three years, the Company has opened 15 new sales offices (including its first foreign sales office based in Toronto, Canada in January 1996), relocated and expanded all existing offices and acquired five electronic component distributors in order to increase its presence as a national distributor. See "Sales and Marketing-Sales Office Locations" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions." The Company is seeking to further expand and enhance its geographic coverage by opening or acquiring additional sales offices as well as by expanding its businesses through further synergistic acquisitions. Although no agreement has been reached as of the date of this filing, the Company is currently in discussions with acquisition candidates.

As a result of the implementation of the Company's business strategy, the Company has experienced significant growth. In order to effectively drive and manage its expansion, the Company has over the last two fiscal years: (i) restructured, enhanced and expanded its sales staff and sales management team;
(ii) expanded its quality control programs, including the implementation of its total quality management ("TQM") and continuous process improvement programs that ensure quality service, enhance productivity and, over time, reduce costs;
(iii) created and staffed a corporate operations department; (iv) increased staffing in almost all corporate departments; (v) developed state-of-the-art distribution technology, and (vi) enhanced its asset management capabilities through new computer and telecommunications equipment. Additionally, the Company expanded its marketing department. To better service the large customer base in the western part of the United States, the Company opened a west coast corporate office during 1994 which houses a regional credit department, as well as sales and marketing executives for the Company. In addition, during 1995 the Company opened an additional west coast regional credit department and an east coast regional credit department.

To create additional opportunities for growth, the Company established a computer products division. This division presently only carries a limited product offering, however, the Company expects to expand its product offering in this division. See "Products-Computer Products."

In order to process rapid growth in sales, the Company has increased its capacity. In addition to the 110,800 square feet of corporate offices and state-of-the-art distribution center in Miami, Florida, the Company leased 20,000 square feet of space in Fremont, California (near San Jose) which was opened in January 1996 to expand its semiconductor programming and distribution capabilities and improve quality control and service capabilities for its west coast customers. Additionally, as a result of the Company purchasing through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain," and together with Added Value, collectively the "Added Value Companies") in December 1995, the Company currently has distribution facilities in Tustin, California and Denver, Colorado. See "Facilities and Systems." The Company's capacity, combined with future growth in sales, should enable the Company to realize the benefits of improved operating efficiencies and increasing economies of scale in future periods.

INCREASING PRODUCT OFFERINGS

The Company intends to continue its effort to increase the number and breadth of its product offerings, thereby allowing it to attract new customers and to represent a larger percentage of the purchases being made by its existing customers. As part of its efforts to attract new suppliers and expand its product offerings, the Company has opened new sales offices (see "Business-Business Strategy-Expansion") in order to achieve the geographic coverage necessary to be recognized as a national distributor. Over the past 10 years the Company has increased the number of suppliers it represents to over 100 in order to expand its product offering and better serve its customers. Acquisitions also provide the Company the opportunity to increase its product offerings. The Company has already received national franchises from suppliers of one of the companies acquired in the Added Value Acquisitions.

SERVICE CAPABILITIES

As stated above, customers are reducing their approved vendor base in an effort to place a greater percentage of their purchases with fewer, more capable distributors. As part of its overall strategy to increase market penetration, the Company has endeavored to develop state-of-the-art service capabilities. The Company refers to these service capabilities as "distribution technology." The Company believes that it has developed service capabilities comparable to some of the largest distributors in the industry, which service capabilities are not yet readily available at many distributors of comparable size to the Company. The Company further believes that these capabilities are not generally made available by the largest distributors to middle market customers, which represent the vast majority of the Company's customer base. See "Competition." Management believes that smaller distributors generally do not have the ability to offer as broad an array of services as the Company. The Company differentiates itself from its competition by making state-of-the-art distribution technology available to both large and middle market customers. Although the Company believes that this differentiation will assist the Company's growth, there can be no assurance that such differentiation exists to the extent that the Company currently believes or that it will continue in the future.

The Company's distribution technology incorporates nationwide access to real-time inventory and pricing information, electronic order entry and rapid order processing. During the past few years, the Company has expanded its services capabilities to include just-in-time deliveries, bar coding, bonded inventory programs, in-plant stores, in-plant terminals and automatic inventory replenishment programs. The Company has also implemented electronic data interchange ("EDI") programs. EDI programs permit the electronic exchange of information between the Company and its customers and suppliers, thus facilitating transactions between them by reducing labor costs and paperwork.

The Company has also expanded its technical capabilities by creating a technical sales program. As part of this program, the Company has hired electrical engineers at various sales offices across the country and expects to continue to hire additional engineers in the future. The program is intended to generate sales by providing customers with engineering support and increased service at the design and development stages. The program is also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is also of great importance in attracting new suppliers.

In an effort to reduce the number of distributors they deal with, and ultimately reduce their procurement costs, many customers have been selecting distributors that, in addition to providing their standard components, are also able to provide products that are not part of the distributors' regular product offerings. This service is referred to as "kitting." In order to expand its service offerings to address this growing customer requirement, the Company created a kitting department toward the end of 1994. One of the strategic purposes of the Added Value Acquisitions is to enhance the Company's ability to provide kitting services, as one of the acquired companies has extensive kitting capabilities. The Company intends to expand nationwide the kitting capabilities obtained as a result of such acquisitions. In addition to kitting capabilities, as a result of the recent acquisitions, the Company now has expertise in turnkey manufacturing which enables customers to outsource their entire procurement and manufacturing process. Turnkey services are especially attractive to smaller OEMs which do not have the capital resources necessary to invest in state-of-the-art manufacturing equipment nor the capacity requirement necessary to justify such an investment. In performing turnkey services, the Company subcontracts out all of the manufacturing work to third party assemblers. In order to properly focus on and market the kitting and turnkey services capabilities, the Company has created a new division, Apex Solutions. The Company offers warranties against defects in workmanship with respect to its turnkey services, which is a pass-through from the assembler.

In order to further drive the sales of value-added services, the Company created its American Assemblies & Design division in Chicago during the fourth quarter of 1994. American Assemblies & Design has expanded the Company's value-added capabilities with respect to electromechanical products.

Another rapidly growing segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this growing segment of the industry, the Company opened a semiconductor programming center during the third quarter of 1995 and in January 1996 moved such programming center into the Company's new 20,000 square foot facility in Fremont, California (near San Jose). In addition to enabling the Company to address a rapidly growing market for programmable products, this capability will allow the Company to attract new product lines that require programming capabilities.

In order to participate in the rapidly expanding utilization of Internet services, in 1995 the Company acquired the hardware and developed its own website. The Company believes that in the upcoming years a substantial amount of transactions in its industry will be processed over the Internet. In this regard, the Company has begun to design and develop its own home page which will have extensive functionality for potential users. The Company expects this new capability to be operational during the second quarter of 1996.

QUALITY CONTROLS AND ISO CERTIFICATION

During 1994 the Company created an operations department and embarked upon a TQM program in order to properly manage its rapid growth and achieve compliance with the increasingly stringent quality standards of its customer base. The TQM program created continuous process improvement teams empowered to design and direct the ongoing re-engineering of the Company. The intention of the TQM program is to improve service, increase efficiency and productivity and, over time, reduce costs. The expansion in capacity and service capabilities discussed above were done within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami distribution center successfully completed a procedure and quality audit that resulted in its certification under the international quality standard of ISO 9002. This quality standard was established by the International Standards Organization (the "ISO") created by the European Economic Community ("EEC"). The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC. The Company believes that this certification is becoming a requirement of an increasing portion of the customer base and has currently been obtained by only a small percentage of distributors in the United States.

PRODUCTS

ACTIVE AND PASSIVE COMPONENTS

The Company markets both semiconductors and passive products. Semiconductors, which are active products, respond to or activate upon receipt of electronic current. Active products include transistors, diodes, memory devices and other integrated circuits. Passive components, on the other hand, are designed to facilitate completion of electronic functions. Passive products include capacitors, resistors, inductors and electromechanical products such as cable, connectors, filters and sockets. Virtually all of the Company's customers purchase both active and passive products.

While the Company offers many of the latest technology semiconductor and passive products, its focus has historically been on mature products that have a more predictable demand, more stable pricing and more constant sourcing. The Company believes that the greater predictability in the demand for these products and the fact that component manufacturers are not likely to invest capital in order to increase production of older technologies combine to reduce the risks inherent in large volume purchases of mature products. By making large volume purchases of semiconductor and passive products, the Company decreases its per-unit cost, thus increasing its potential for higher profit margins upon resale of these mature products. Although the Company continues to position itself as a leader in the more mature product lines, as part of its growth strategy, sales of the newer technology products are now playing a greater role in the overall sales mix of the Company and may play an even greater role in the overall sales mix as the Company expands its product offerings. Many of the newer technology products, as well as memory and microprocessor products, have lower profit margins than the more mature semiconductor and passive product lines.

The Company does not offer express warranties with respect to any of its active, passive or computer products, instead passing on only those warranties, if any, granted by its suppliers.

COMPUTER PRODUCTS

While the Company currently estimates that 30% of electronics distributors' revenues relate to computer products and microprocessor sales, the Company has not in the past derived significant revenues from the sale of these products. In June 1995, the Company entered into a non-exclusive agreement with NexGen to distribute its line of fifth-generation high-performance Microsoft WINDOWS(TM)-compatible processor products for the personal computer industry, which include Nx586 microprocessors and complete motherboards. In January 1996, AMD, the fourth largest U.S. merchant manufacturer of integrated circuits, acquired NexGen. There can be no assurance that AMD will maintain NexGen's present distribution network. As a result of AMD's acquisition of NexGen, AMD may discontinue the manufacture of Nx586 products, however, the NexGen opportunity has provided the Company with an entrance into the very large and rapidly growing computer products business. In this regard, the Company, in June 1995, established a computer products division. This division presently carries only NexGen's motherboard products and computer upgrade kits, however, the Company expects to expand its product offering in this division which operates under the name "Access Micro Products." This new division addresses a different customer base than the traditional OEMs to which the Company markets its products. This new customer base includes value-added resellers ("VARs"), systems integrators, computer products distributors, catalog companies and computer superstores. Sales from this new division will generate substantially lower profit margins than are generated by the Company's other products, however, the Company expects to compensate for the lower margins by having a lower cost structure for these operations and generating higher sales dollars on a per-unit basis. Management currently remains optimistic about the business prospects of its computer products division, despite minimal 1995 operating profit attributable to Nx586 products. No assurance can be given as to the future success of this new division.

ELECTROMECHANICAL VALUE-ADDED SERVICES

In an effort to reduce overhead, a growing number of customers have been outsourcing certain processes and relying more upon distributors to handle certain assemblies and modification work. These include connector and cable assemblies, cable harnessing, terminal block modifications and other services. These electromechanical value-added services offer distributors an opportunity to sell their components at higher margins when these components become integrated into an assembly.

The Company began offering electromechanical value-added services in 1989 as a result of its acquisition of a regional passive component distributor which offered such services. To date, the Company has derived only nominal revenues from these value-added services. Part of the strategy for the acquisition in January 1994 of a Chicago, Illinois-based distributor (see Note 4 to Notes to Consolidated Financial Statements) was to expand the Company's electromechanical value-added capabilities as the acquired company derived a substantially higher percentage of its revenues from these value-added services. In order to further drive the sales of these value-added services, the Company created its American Assemblies & Design division in Chicago during the fourth quarter of 1994, thereby expanding the Company's value-added capabilities with respect to electromechanical products. No assurance can be given as to the success of this division.

FLAT PANEL DISPLAYS

The Company believes that one of the fastest growing segments of the electronics industry will be utilization of flat panel displays. As a result of the Added Value Acquisitions in late December 1995, the Company now has significant expertise in flat panel display products and has on staff the technical capabilities required to support flat panel display applications. Flat panel displays are commonly used in laptop computers and are currently replacing standard cathode ray tubes in a variety of applications, including personal computers and video monitors, as well as in the development of high definition television ("HDTV"). The acquired companies have developed and currently sell flat panel display kits which facilitate installation of flat panel displays. Industry sources estimate that the U.S. flat panel display market will grow 23% per year from approximately $2 billion in 1995 to over $5.7 billion by the year 2000, and the Company expects to capitalize on this growth through the sale of its flat panel display kits as well as flat panel displays.

In order to properly function in any application, flat panel displays need controlled inputs of electronic impulses. In this regard, the recently acquired companies have developed board level products to control and regulate the electronic input that drives the flat panel display. These products are commonly referred to as driver boards. Each display requires specific software to allow the driver board to "talk" to the display. The recently acquired companies have developed software for various types of display products. In addition to the driver board, flat panel displays require a back-light inverter to run the back-light and cable assemblies to connect the display, inverter and the driver board to each other and to the equipment of which it is a part. The recently acquired companies have developed the expertise to assemble the entire kit of parts needed so that the OEM customer can eliminate this design function and use one part number to order all of the components needed. This greatly simplifies the customer's design-in and purchasing process, and allows the customer to optimize the performance of the flat panel displays.

To date, the recently acquired companies have had only nominal revenues from the sale of flat panel displays, driver boards and display kits, however, the Company currently believes that the potential market for these products should be substantial and, by having these comprehensive capabilities available, the Company will have a greater opportunity to participate in this new market. The Company presently represents multiple suppliers of flat panel displays, back-light inverters and, in its American Assemblies & Design division, has the ability to manufacture the cable assemblies required to make the complete flat panel display kits. To date, the Company has had limited revenues from these products because the Company has not previously had the technical expertise to design the kits. The technical expertise acquired as a result of the Added Value Acquisitions will facilitate the Company's ability to sell its existing components to its OEM customer base as well as to sell driver board and display kit products to other distributors.

MEMORY MODULES

As a result of the Added Value Acquisitions, the Company now also designs, has manufactured and sells memory modules. Memory products, which include the memory module subsegment, represent the largest product sector of semiconductor revenues, estimated by industry sources at $48 billion worldwide. Memory modules facilitate the incorporation of expanded memory in limited space. The Company believes the memory module industry will grow from approximately $14 billion in 1996 to $23 billion worldwide by 2000. Growth in memory products is being driven by a variety of factors, including new software applications such as Microsoft's WINDOWS 95(TM).

With respect to all products manufactured or assembled by the Company, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

CUSTOMERS

The Company markets its products primarily to OEMs in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products, consumer goods, satellite and telecommunications equipment, defense and aerospace equipment, robotics and industrial equipment and medical instrumentation. In addition, as a result of creating its Access Micro Products division, the Company has begun expanding its customer base to include VARs, systems integrators, computer products distributors, catalog companies and computer superstores. The Company's customer list includes approximately 10,000 accounts. During 1995, no customer accounted for more than 3% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

SALES AND MARKETING

OVERALL STRATEGY

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 60,000 different products representing more than 100 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national distributors, while still providing the personalized service levels usually associated only with regional or local distributors. Additionally, because of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

The Company's marketing strategy is to have the broad product offerings, service capabilities and flexibility, and the quality assurance necessary to enable it to be an expanded and preferred source of supply for all middle market customers. The Company plans on achieving this by providing a broad range of products and services to these customers. In addition, the Company now plans to become a more significant supplier for the top tier customers by providing a niche of products supported by the high level of quality, service and technical capabilities required to do business with these accounts.

MARKETING TECHNIQUES

The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders; (ii) ongoing advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; and (iv) the Company's telemarketing efforts. The Company also uses its expanded service capabilities, new technical sales program and its status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

SALES PERSONNEL

As of March 1, 1996, the Company employed 314 people in sales on a full-time basis, of which 121 are field salespeople, 102 are inside salespeople, 37 are in management, 42 are in administration and 12 are electrical engineers in the technical sales program. The Company also had 6 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based upon achieving various goals including gross profits from the sales offices in their respective areas or regions.

SALES OFFICE LOCATIONS

As a result of the Added Value Acquisitions in December 1995, the Company acquired sales offices in Tustin, San Diego, Westlake Village and Visalia, California; Scottsdale, Arizona; Denver, Colorado; and Salt Lake City (Midvale), Utah. The Company merged its existing Salt Lake City sales office with the acquired sales office in Midvale, Utah. Additionally, the Company merged the San Diego, California office with its existing San Diego office, the Westlake Village, California office with its existing Calabasas office and the Tustin, California office with its existing Cypress office.

During the second quarter of 1995, the Company relocated its San Fernando Valley and Orange County, California offices into two much larger facilities in Calabasas and Cypress, California. As part of such relocations, the Company closed its office in Torrance, California which was originally opened in 1981. During 1995, the Company opened three new offices in Tampa, Florida, Rochester, New York, and Atlanta, Georgia. In addition, the Company opened two more offices during the first quarter of 1996, including the Company's first office outside of the United States in Toronto, Canada.

As a result of the Added Value Acquisitions and the consolidations, relocations and new openings since January 1995, the Company currently operates 27 sales offices in 17 states and Canada. The locations of the sales offices are as follows: Huntsville, Alabama; Phoenix (Scottsdale), Arizona; Orange County (Cypress), San Diego, San Fernando Valley (Calabasas), San Jose and Visalia, California; Toronto, Canada; Denver, Colorado; Danbury, Connecticut; Fort Lauderdale, Miami and Tampa (Clearwater), Florida; Atlanta, Georgia; Chicago (Schaumburg), Illinois; Rockville, Maryland; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Hauppauge and Rochester, New York; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Dallas and Houston, Texas; and Salt Lake City (Midvale), Utah.

The Company also retains field sales representatives to market other territories throughout the United States, Puerto Rico and Mexico. The Company may consider opening branches in these other territories if the representatives located there achieve certain specified sales levels.

TRANSPORTATION

All of the Company's products are shipped through third party carriers. Incoming freight charges are generally paid by the Company, while outgoing freight charges are typically paid by the customer.

SEASONALITY

The Company's sales have not historically been materially greater in any particular season or part of the year.

BACKLOG

As is typical of distributors, the Company has a backlog of customer orders. While these customer orders are cancelable, the Company believes its backlog is a reliable indicator of future sales. At December 31, 1995, the Company had a backlog in excess of $74 million (including the backlog from the Added Value Acquisitions), 139% higher than the backlog of $31 million at December 31, 1994. By February 29, 1996, the Company's backlog had risen to approximately $76 million. The Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Approximately 50% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements.

SUPPLIERS

The Company generally purchases products from components manufacturers pursuant to non-exclusive distribution agreements. Such suppliers generally limit the number of distributors they will authorize in a given territory in order to heighten the distributor's focus on their products as well as to prevent over-distribution. As a "factory authorized distributor," the Company obtains sales referrals, as well as sales, marketing and engineering support, from component manufacturers. This support assists the Company in closing sales and obtaining new customers. The company's status as an authorized distributor is a valuable marketing tool as customers recognize that when dealing with an authorized distributor, they receive greater support from the components manufacturers.

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is such distributor's geographic representation. In meeting its goal of being recognized as a national distributor, the Company has opened and acquired sales offices in a number of markets throughout the United States and has advertised in national industry publications to demonstrate its distribution capabilities to current and potential customers and suppliers. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of designing-in the supplier's products at the customer base. To address this requirement, the Company established an engineering program in 1994 which is currently staffed with 12 engineers. As a result of the Company's strategy, the Company has expanded the number of suppliers it represents to over 100 in order to expand its product offerings and better serve its customers.

All distribution agreements are cancelable by either party, typically upon 30 to 90 days' notice. The Company does not regard any one supplier as essential to its operations since most of the products that the Company sells are available from other sources at competitive prices. For the year ended December 31, 1995, the Company's three largest suppliers accounted for 16%, 9% and 8% of consolidated purchases, respectively. While the Company does not believe that the loss of any one supplier would have a material adverse impact on its business, the loss of a significant number of suppliers in a short period of time could have such an impact. If the Company were to lose its rights to distribute the products of any one particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix. As a result of its rapid growth, the Company has recently begun developing a strategy to disengage with several smaller suppliers that do not fit into the Company's long-term growth strategy.

As a distributor of electronic components, the Company believes that it benefits from technological change within the electronics industry as new product introductions accelerate industry growth and provide the Company with additional sales opportunities. While technological changes may create sales opportunities, the Company believes its inventory risk to technological obsolescence is significantly reduced by certain provisions typically found in its distribution agreements including price protection, stock rotation privileges, obsolescence credits and return privileges. Price protection is typically in the form of a credit to the Company for any inventory the Company has of products for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Obsolescence credits allow the Company to return any products which the manufacturer discontinues. Upon termination of a distribution agreement, the return privileges typically require the manufacturer to repurchase the Company's inventory at the Company's average purchase price, however, if the Company terminates the distribution agreement, there is typically a 10% to 15% restocking charge.

Substantially all of the Company's inventory is purchased pursuant to its distribution agreements. The Company does not generally purchase product for inventory unless it is a commonly sold product, there is an outstanding customer order to be filled, a special purchase is available or unless it is an initial stocking package in connection with a new line of products.

FACILITIES AND SYSTEMS

FACILITIES

As a result of its continued growth, the Company has relocated its corporate headquarters and distribution facility twice since 1990. In order to support substantial future growth without another relocation, in May 1994 the Company moved into a 110,800 square foot facility in Miami, Florida to contain new corporate offices and a state-of-the-art distribution center designed by the Company. The Company occupies this facility through a lease which expires in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease for this facility contains three six-year options to renew at the then fair market value rental rates. The lease provides for annual fixed rental payments totaling approximately $264,000 in the first year, $267,000 in the second year, $279,000 in each of the third, fourth and fifth years, $300,600 in the sixth year, $307,800 in the seventh year, and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year. The Company presently occupies approximately 75% of the facility. In June 1994, the Company entered into a sublease with an unrelated third party for approximately 25% of this facility for a term of three years ending on July 14, 1997, with no renewal options and the Company having the right to recapture a portion of the sublet space from and after the eighteenth month of the three-year term. In February 1996, the Company notified its subtenant that it plans to reclaim 11,300 square feet pursuant to the sublease agreement, which will bring the total amount of the building occupied by the Company to 84%. Although continued growth is not assured, the Company estimates that this facility (including the space currently sublet) has capacity to handle over $400 million in annual revenues.

As a result of the Added Value Acquisitions, the Company leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility contains a distribution center as well as the staff supporting the Company's kitting and turnkey operations and the separate divisions created for flat panel displays and memory module operations. See "Business-Products." The Denver facility contains a regional distribution center and sales office.

In October 1995, the Company entered into a lease for a new west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). This facility contains approximately 20,000 square feet of space. The Company moved into such facility in January 1996. The Company will use this space to expand its semiconductor programming and distribution capabilities and improve quality control and service capabilities for its west coast customers.

As a result of a January 1994 acquisition, the Company leases a 9,700 square foot facility located near Chicago, Illinois, which contains a regional distribution center and the value-added operations of the Company's American Assemblies division. The Chicago sales operations have been relocated from this facility to a separate office in the Chicago area. Furthermore, the Company occupies approximately 11,000 square feet of space in San Jose, California, approximately 7,500 square feet of which is presently used for sales and 3,500 square feet of which is used for corporate offices. In addition, the Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 8,000 square feet. See "Sales and Marketing -- Sales Office Locations."

The Company has significant excess capacity as a result of its distribution centers in Miami, Florida, Fremont and Tustin, California and Denver, Colorado. The Company expects to realize improved operating efficiencies and economies of scale subject to achieving its projected sales growth.

SYSTEMS

In 1990, the Company created a management information systems department ("MIS") and, in 1991, new computer and communications systems were placed into service. As a result of its rapid growth and in order to provide state-of-the-art distribution technology, the Company expanded these systems during 1994 and expects to continue to develop and expand its systems capabilities further. The Company believes that these systems will assist in increasing sales and in improving efficiencies and the potential for greater profitability through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities."

The Company's systems and operations are designed to facilitate centralized warehousing which allows salespeople across the country to have real-time access to inventory and pricing information and allows a salesperson in any office to enter orders electronically, which instantaneously print in the Company's distribution facility for shipping and invoicing. The combination of the centralized distribution center and the electronic order entry enable the Company to provide rapid order processing at low costs. The system also provides for automatic credit checks, which prohibit any product from being shipped until the customer's credit has been approved. Additionally, the Company's systems provide more timely and reliable information and analytical tools that will allow the Company to continue to enhance its asset management capabilities. Further, the systems allow the Company to participate with customers and suppliers in electronic data interchange and to expand customer services, including just-in-time deliveries, kitting programs, bar-coding, automatic inventory replenishment programs, bonded and consigned inventory programs, in-plant stores and in-plant terminals.

FOREIGN MANUFACTURING AND TRADE REGULATION

A significant number of the components sold by the Company are manufactured outside the United States and purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. As a result, the Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and changes in policies related to, among other things, anti-dumping legislation and currency fluctuations. Since the Company purchases from United States subsidiaries or affiliates of foreign manufacturers, the Company's purchases are paid for in U.S. dollars which reduces the potential adverse effect of currency fluctuations. While the Company does not believe that these factors adversely impact its business at present, there can be no assurance that such factors will not have a material adverse affect on the Company in the future.

EMPLOYEES

As of March 1, 1996, the Company employed 571 persons, of which 314 are involved in sales; 68 are involved in marketing; 58 are involved in the distribution centers; 54 are involved in operations; 40 are involved in management; 26 are involved in bookkeeping and clerical; and 11 are involved in MIS. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

COMPETITION

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales exceeding $5 billion worldwide. These distributors can be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors and local distributors. With 27 sales offices in 17 states and Canada, the Company competes as a national distributor. The Company, which was recently recognized by industry sources as the ninth largest distributor of semiconductors and the 18th largest distributor of electronic components in the United States, believes its primary competition comes from the top 50 distributors in the industry.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater assets and possess greater financial and personnel resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top 10 distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for these major industry customers by seeking to provide the very best service and quality and focusing on fill-in or niche products. With its expanded service capabilities and quality assurance procedures in place, the Company believes that it can now compete for a bigger portion of the business at the top tier customer base, although there can be no assurance it will be successful in doing so. The Company believes competition from the top 10 distributors for the middle market customer base is not as strong since the largest distributors focus their efforts on the major account base. For this reason, the Company has focused its efforts on servicing this middle market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors by seeking to offer more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to such middle market companies a higher service level than is offered to them by the major national distributors.


ITEM 2.  PROPERTIES

See "ITEM 1. Business-Facilities and Systems" and "-Sales and Marketing-Sales Office Locations" and Note 9 to Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation relating to claims arising out of its operations in the ordinary course of business. Such claims are generally covered by insurance or, if they relate to products manufactured by others which it distributes, the Company would expect that the manufacturers of such products would indemnify the Company, as well as defend such claims on the Company's behalf, although no assurance can be given that any manufacturer would do so. The Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) On December 28, 1995, the Registrant held a special meeting of its stockholders (the "Special Meeting"), which Special Meeting was reconvened on December 29, 1995 after its adjournment on December 28, 1995.

(b)      Not applicable.

(c) The only matter voted on at the Special Meeting was the approval of the Added Value Acquisitions pursuant to which the Company through two newly-formed, wholly-owned subsidiaries proposed to acquire by merger two affiliated, privately-held companies, Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

         This matter received the votes of the holders of the number of shares of common stock voted in person or by proxy at the Special Meeting and the percentage of total votes cast, as indicated below:

                  For                   8,804,712       95.1%
                  Against                 145,905        1.6%
                  Abstain                 303,658        3.3%

(d)      Not applicable.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SEMI." The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

QUARTER OF FISCAL YEAR                               HIGH                               LOW
1994
First Quarter                                        $ 3  7/8                           $ 2   7/16
Second Quarter                                         3  13/16                           2   1/2
Third Quarter                                          3  1/4                             2   1/8
Fourth Quarter                                         2  3/8                             1   1/2

1995
First Quarter                                          2  1/8                             1   15/32
Second Quarter                                         2  7/16                            1   5/8
Third Quarter                                          3  11/16                           2   1/8
Fourth Quarter                                         3  5/16                            2   3/16

1996
First Quarter (through March 27, 1996)                 2  5/16                            2

As of March 27, 1996, there were approximately 525 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that it has over 4,700 beneficial holders of its common stock.

DIVIDEND POLICY

The Company has never declared or paid cash dividends. In 1989, the Company's Board of Directors declared a 25% stock split effected in the form of a stock dividend. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. It is not anticipated, however, that the Company will pay cash dividends on its common stock in the foreseeable future, inasmuch as it expects to employ all available cash in the continued growth of its business. In addition, the Company's revolving line of credit agreement and recently completed $15,000,000 senior subordinated promissory note financing prohibit the payment of any dividends without the prior written consent of the Company's senior lender and holder of such senior subordinated promissory note, respectively. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6.      SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company for and as of the years 1991 through 1995 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Income Statement Data

YEARS ENDED DECEMBER 31                     1995 (1)          1994             1993           1992            1991
- ------------------------------------------------------------------------------------------------------------------
Net Sales.........................  $ 180,794,000   $  101,085,000    $  67,510,000  $  49,015,000  $   45,332,000
Cost of Sales.....................   (140,928,000)     (74,632,000)     (49,010,000)   (35,083,000)    (32,001,000)
                                    -------------   --------------    -------------   ------------  --------------
Gross Profit......................     39,866,000       26,453,000       18,500,000     13,932,000      13,331,000
Selling, General and
  Administrative Expenses.........    (32,806,000)     (23,335,000)     (14,821,000)   (11,366,000)    (11,577,000)
Nonrecurring Expenses (2).........     (1,098,000)        (548,000)         (61,000)      (114,000)       (124,000)
                                    -------------   --------------    -------------  -------------  --------------
Income from Operations............      5,962,000        2,570,000        3,618,000      2,452,000       1,630,000
Interest Expense..................     (2,739,000)      (1,772,000)      (1,103,000)    (1,153,000)     (1,407,000)
Other Income (Expense)-Net (3)....              -          (39,000)         281,000        (18,000)         47,000
                                    -------------    --------------   -------------  -------------  --------------
Income Before Income Taxes........      3,223,000          759,000        2,796,000      1,281,000         270,000
Provision for Income Taxes........     (1,337,000)        (407,000)      (1,094,000)      (525,000)       (153,000)
                                    -------------   --------------    -------------  -------------  --------------
Net Income........................  $   1,886,000   $      352,000    $   1,702,000  $     756,000  $      117,000
                                    =============   ==============    =============  =============  ==============

Earnings Per Share (4):
  Primary.........................           $.12             $.03             $.19           $.12            $.03
                                             ====             ====             ====           ====            ====
  Fully Diluted...................           $.12             $.03             $.18           $.12            $.03
                                             ====             ====             ====           ====            ====

Balance Sheet Data

DECEMBER 31                                 1995 (1)          1994             1993           1992            1991
- ------------------------------------------------------------------------------------------------------------------
Working Capital...................  $  59,352,000   $   39,800,000    $  27,534,000  $  19,427,000  $   15,112,000
Total Assets......................    114,474,000       57,858,000       37,968,000     28,595,000      24,977,000
Long-Term Debt, including
  current portion.................     37,604,000       27,775,000       14,928,000     13,850,000      13,405,000
Shareholders' Equity..............     32,267,000       16,950,000       15,612,000      8,517,000       4,633,000
Book Value Per Common Share.......          $1.62            $1.37            $1.30          $1.10           $1.24
- -------------------------

(1) On December 29, 1995, the Company completed the Added Value Acquisitions. The income statement data reflects only the nonrecurring expenses associated with such acquisitions while the balance sheet data reflects the assets and liabilities of the acquired companies as of December 29, 1995.

(2) 1995 includes a charge for front-end incentive employment compensation of $1,098,000 associated with the Added Value Acquisitions. 1994 includes a charge for relocation of plant facilities in the amount of $185,000 and a write-off of the Company's product development investment of $363,000.

(3) 1993 includes approximately $237,000 of income from the settlement of a business interruption claim.

(4) Weighted average shares (including common share equivalents) outstanding for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 were 15,945,696, 13,029,714, 9,166,908, 6,514,481 and 3,806,856, respectively, on a primary basis and were 15,945,696, 13,029,714, 9,511,500, 6,514,481 and 3,962,038, respectively, on a fully diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The following table sets forth for the years ended December 31, 1995, 1994 and 1993 (i) certain items in the Company's consolidated statements of income expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year.

                                                                                             PERIOD TO PERIOD
                                                    ITEMS AS A PERCENTAGE                   PERCENTAGE INCREASE
                                                        OF NET SALES                            /(DECREASE)
                                                         YEARS ENDED                            YEARS ENDED
                                                         DECEMBER 31                            DECEMBER 31
                                             1995          1994         1993               1995-94     1994-93
                                             ----          ----         ----               -------     -------
Net Sales.............................      100.0%         100.0%       100.0%              78.9%        49.7%
Gross Profit..........................       22.1           26.2         27.4               50.7         43.0
Selling, General and
  Administrative Expenses.............       18.1           23.1         22.0               40.6         57.4
Nonrecurring Expenses.................         .6             .5           .1              100.4        798.4
Income from Operations................        3.3            2.5          5.4              132.0        (29.0)
Interest Expense......................        1.5            1.8          1.6               54.6         60.7
Income Before Income
  Taxes...............................        1.8             .8          4.1              324.6        (72.9)
Net Income............................        1.0             .3          2.5              435.8        (79.3)


COMPARISON OF YEARS  ENDED DECEMBER 31, 1995 AND 1994

SALES

For the year ended December 31, 1995, the Company achieved record-breaking sales by reaching net sales of $180.8 million, a 78.9% increase over net sales of $101.1 million in 1994. This dramatic increase in sales reflects the success of the Company's aggressive sales strategy and the general increase in demand for electronic products. The increase in sales was comprised of revenues generated from existing territories which had revenue increases of approximately $62.3 million, revenues generated by new sales offices of approximately $10.8 million and revenues generated by a company acquired in September 1994 of approximately $6.6 million. Substantially all of the increase in net sales is attributable to volume increases and the introduction of new products as opposed to price increases. See "ITEM 1 - Business-Business Strategy."

GROSS PROFIT

Gross profit was $39.9 million in 1995 compared to $26.5 million for 1994, representing a 50.7% increase. The increase was due to the significant growth in sales. Gross profit margins as a percentage of net sales were 22.1% for 1995 compared to 26.2% for 1994. The decline in gross margins has been attributable to several factors, including the development of long-term strategic relationships with accounts who have required aggressive pricing, the competitive environment in the electronic distribution marketplace, as well as the addition of memory products, microprocessors and motherboards to the Company's product mix, all of which carry lower gross margins but either substantially higher unit prices or volume and consequently generate higher gross profit dollars. The decline in gross profit margins has been more than offset by increases in sales and improved operating efficiencies. While gross profit margins are expected to continue to decline slightly, the Company believes that any future decline should continue to be offset by increases in sales and improved operating efficiencies. See "ITEM 1. - Business-Business Strategy."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for 1995 was $32.8 million compared to $23.3 million for 1994. The increase was primarily the result of the Company's rapid growth and aggressive expansion. As sales grew dramatically, selling expenses, including sales commissions and telephone expenses, also increased. In addition, as a result of the relocation of the Company's corporate headquarters and distribution facility in May 1994, the expansion of the computer and communications systems, the opening of new sales offices and the relocating of existing sales offices into larger facilities, rent (both for realty and personalty), occupancy expenses and depreciation and amortization costs increased. Furthermore, the Company expanded its sales personnel, created and staffed a northeast credit department and increased staffing in almost all corporate departments. Additionally, during 1995 the Company created a computer products division ("CPD," and also referred to as Access Micro Products) to distribute microprocessors, motherboards and other computer products, opened its new programming center and created a cable assembly division (known as American Assemblies). As a result, SG&A for 1995 reflects start-up costs including additional salaries, payroll taxes and employee benefit costs, increased advertising and promotion expenses and increased training costs.

SG&A as a percentage of net sales improved to 18.1% for 1995 from 23.1% for 1994. The significant improvement in SG&A as a percentage of sales reflects the anticipated improvement in operating efficiencies and benefits from economies of scale.

The Company expects to further expand its service capabilities and increase staffing to support its recently opened programming center and its newly created CPD, as well as its cable assembly division. Additionally, during the latter part of 1995 and early 1996 the Company opened three new sales offices, relocated its west coast programming and distribution center into a significantly larger facility and completed the Added Value Acquisitions. (See "Acquisitions" below). In connection with these acquisitions, the Company created two new divisions. The first division, Aved Industries, is intended to concentrate on the design, manufacture, sales and marketing of flat panel display products and technical support for these products. Additionally, Aved Industries will be involved in the design, manufacture, sales and marketing of memory module products. The other division, Apex Solutions, was created to expand the Company's ability to support kitting and turnkey services on a national basis. In connection with these two new divisions, the Company will be increasing staff and incurring additional operating expenses. As a result of the foregoing, SG&A, in absolute dollars and as a percentage of sales, may increase in the near term. While these expansions and increases will have a negative impact on profitability in the short term, the Company believes that these investments will enable the Company to obtain a greater competitive advantage which will improve its performance in the future.

As a result of its distribution centers in Miami, Florida; Fremont, California; and from the Added Value Acquisitions in Tustin, California and Denver, Colorado, the Company now has significant excess capacity. With its present systems and staff, the Company believes that it can facilitate substantial increases in revenues without significant additional fixed costs. Accordingly, SG&A as a percentage of sales should decrease in the future as the Company realizes the benefits from improved operating efficiencies and economies of scale.

INCOME FROM OPERATIONS

Income from operations was $6.0 million in 1995, notwithstanding nonrecurring expenses of $1.1 million relating to front-end incentive employment compensation paid in connection with the Added Value Acquisitions. This represents an increase of 132.0% over income from operations of $2.6 million, including nonrecurring expenses aggregating $548,000, in 1994. The increase in income from operations was attributable to the significant increase in sales and improved operating efficiencies which more than offset the decline in gross profit margins and the additional expenses associated with the Company's expansion.

INTEREST EXPENSE

Interest expense increased to $2.7 million in 1995 as compared to $1.8 million in 1994. The increase reflects an increase in both the prime rate as well as the average borrowings outstanding under the Company's line of credit required to fund the Company's continued growth. Additionally, interest expense also increased as a result of the subordinated debt issued during June 1994, debt issued in connection with tenant improvements relating to the relocation of the Company's corporate headquarters and distribution center in May 1994 and debt associated with capital leases.

NET INCOME

Net income for 1995 reached an all-time high of $1.9 million, a more than five-fold increase over net income of $352,000 for 1994. Earnings per share increased 300% to $.12 in 1995 from $.03 in 1994, even with a 22% increase in the average number of shares outstanding. The increase in earnings for 1995 resulted primarily from the significant increase in sales resulting in increased operating efficiencies and benefits from economies of scale as discussed above. In addition, this increase in earnings was achieved notwithstanding the negative impact on earnings associated with start-up costs in connection with the creation of the CPD and cable assembly division, the opening of the Company's programming center and the nonrecurring expenses associated with the Added Value Acquisitions.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

SALES

Net sales for 1994 increased $33.6 million to $101.1 million, a 49.7% increase over net sales of $67.5 million for 1993. The sales increase was attributable to a general increase in demand for electronic products, an increase in sales in substantially all territories, revenues generated by new sales offices and revenues generated by acquired companies which represented approximately $10 million of sales in 1994. In addition, the Company continued to benefit from consolidations within the industry as customers continued to seek additional sources of supply in order to minimize supplier dependency and to achieve a higher level of service. Substantially all of the increase in net sales is attributable to volume increases and the introduction of new products as opposed to price increases.

GROSS PROFIT

Gross profit was $26.5 million in 1994, an $8.0 million or 43.0% increase over gross profit of $18.5 million in 1993. The increase was due predominantly to the growth in sales discussed above. Gross profit margins as a percentage of net sales were 26.2% in 1994 compared to 27.4% in 1993. The downward trend reflects a decline associated with a greater number of large volume transactions at reduced margins, the competitive environment in the electronic distribution marketplace, as well as a change in the Company's overall sales mix. The overall sales mix changed as sales of newer technology products began playing a greater role in the sales of the Company than in prior years. Many of the newer technology products result in lower profit margins than sales of more mature product lines on which the Company had historically focused. By making large volume purchases, the Company decreases its per-unit cost, thus increasing its potential for higher profit margins upon resale of these mature products. This downward trend is expected to continue, and has accelerated, in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased $8.5 million to $23.3 million in 1994 compared to $14.8 million in 1993. The increase was primarily the result of the Company's rapid growth and aggressive expansion. As sales grew by $33.6 million, selling expenses increased substantially including sales commissions, telephone expenses and the cost of supplies. SG&A as a percentage of sales increased to 23.1% in 1994 as compared to 22.0% in 1993 due to the increase in expenses discussed below.

In May 1994, the Company relocated its corporate headquarters and distribution facility for the second time since 1990 into a Company designed state-of-the art facility. The 1994 move into a Company-designed state-of-the-art facility was intended to accommodate significant future growth and enable the Company to expand its service capabilities, enhance its quality control programs and improve its productivity. Additionally, the Company expanded its computer and communications systems and equipment. During 1994, the Company also opened seven new sales offices, relocated four existing offices into larger facilities, opened a west coast corporate office and acquired two electronic components distributors. This resulted in increased SG&A including increased rent (both for realty and personalty) and related occupancy expenses, depreciation expense and amortization costs and the incurrence of moving and start-up costs and design, consulting and integration expenses.

In order to effectively drive and manage its aggressive expansion, the Company expanded its sales staff and sales management team, created and staffed a corporate operations department and a west coast credit department and increased staffing in almost all corporate departments. The Company also expanded its service capabilities by staffing its technical sales program, creating a kitting department and establishing its American Assemblies division to improve its value-added services. The Company's quality control programs and traceability procedures were enhanced resulting in the Company's Miami distribution center obtaining the international quality standard of ISO 9002. As a result, the Company incurred consulting expenses and start-up costs and had increased salaries, payroll taxes and employee benefit costs.

INCOME FROM OPERATIONS

As a result of the additional SG&A as detailed above and the recording of nonrecurring expenses consisting of a charge for relocation of plant facilities in the amount of $185,000 and a write-off of a product development investment in the amount of $363,000, compared to nonrecurring expenses of $61,000 incurred in 1993, income from operations was impacted and decreased to $2.6 million in 1994 compared to $3.6 million in 1993. See Notes 5 and 9 to Notes to Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense increased to $1.8 million in 1994 compared to $1.1 million in 1993. The increase was due primarily to an increase in borrowings required to fund the Company's continued growth, including the issuance of subordinated debentures in the amount of $5,150,000 in a private placement completed in the second quarter of 1994, additional debt incurred in connection with the Company's acquisitions in the approximate amount of $3.4 million and subordinated debt aggregating approximately $2 million relating to purchase money financing of acquisitions and the financing of tenant improvements and personal property in connection with the Company's new corporate headquarters and distribution center. Additionally, an increase in interest rates more than offset savings associated with the decrease in the rate charged the Company by its senior lender.

NET INCOME

For the year ended December 31, 1994, net income was $352,000 ($.03 per share), as compared to net income of $1.7 million ($.19 per share, $.18 fully diluted) in 1993. This decrease was primarily attributable to the increase in SG&A, the increased interest expense and the recording of nonrecurring expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1995 increased to approximately $59.4 million from working capital of approximately $39.8 million at December 31, 1994. The current ratio was 2.31:1 at December 31, 1995 as compared to 3.94:1 at December 31, 1994. The decrease in the current ratio was due to an increase in accounts payable related to increases in inventory as well as additional liabilities associated with the Added Value Acquisitions. Accounts receivable levels at December 31, 1995 were $35.1 million, up from accounts receivable levels of $16.6 million at December 31, 1994. The increase in accounts receivable reflects the record level of sales for 1995 and the receivables acquired in the Added Value Acquisitions on December 29, 1995. The average number of days that accounts receivable were outstanding as of December 31, 1995, was 58 days compared to 56 days as of December 31, 1994. Inventory increased to $67.5 million at December 31, 1995 from inventory of $35.0 million at December 31, 1994. The increase in inventory was primarily to support the increases in sales in 1995, budgeted growth for 1996 and an initial stocking package relating to the addition of microprocessor and motherboard products. The increase in inventory also reflects inventory associated with the Added Value Acquisitions. Inventory turns, on the other hand, improved to 2.7 times in 1995 compared to
2.6 times in 1994. The increase in accounts payable and accrued expenses by $30.4 million to $43.5 million at December 31, 1995 as compared to $13.0 million at December 31, 1994, was primarily as a result of the increase in inventory in 1995 over 1994, as well as additional liabilities associated with the Added Value Acquisitions. The Company's assets and liabilities increased overall as a result of the Added Value Acquisitions. See "Acquisitions" and Note 4 to Notes to Consolidated Financial Statements.

Certain additional improvements to the Company's Miami corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is subordinate to the Company's line of credit, accrues interest at a fixed rate of 8% per annum. See "Item 1.
Business--Facilities and Systems" and Note 6 to Notes to Consolidated Financial Statements.

During 1995, the Company's shareholders' equity nearly doubled to $32.3 million from $17.0 million at the end of 1994. This increase resulted from the net income during such period; the Company's completion of a public offering in June and July 1995 (the "1995 Public Offering") of 5,232,500 shares of common stock which generated aggregate net proceeds (after deducting all associated costs) of approximately $8.5 million; and 2,013,401 shares of common stock issued in the Added Value Acquisitions. The aggregate net proceeds from the 1995 Public Offering initially were used to reduce the amount outstanding under the Company's line of credit, pending the use of the line of credit for continued growth and expansion, including opening new sales offices, acquisitions, inventory diversification and general working capital purposes. See "Acquisitions" and Notes 2 and 8 to Notes to Consolidated Financial Statements.

The Company's main source of financing is its line of credit facility with its senior lender. In March 1995, the line of credit facility was increased from $25 million to $30 million and in December 1995, the Company's line of credit was again amended to increase the facility from $30 million to $45 million. Of the last $15 million increase, $10 million matures on June 30, 1996, with the balance (together with the original $30 million) maturing on May 31, 1997. In 1994, the interest rate on the facility was reduced to, at the Company's option, either one-quarter of one percent (1/4%) below prime or two percent (2%) above certain LIBOR rates. Under the terms of the 1994 amendment, the Company pays a nonusage fee of one-tenth of one percent (1/10%) calculated on the unused portion of the facility, payable quarterly in arrears, and the termination date of the facility was extended to May 31, 1997. See Note 6 to Notes to Consolidated Financial Statements. The line of credit agreement requires the Company to be in compliance with certain financial ratios including a minimum amount of a tangible net worth and a current asset support ratio based upon specified percentages of eligible accounts receivable and inventories. The Company also is required to comply with certain affirmative and negative covenants. These covenants place limitations on the Company's future borrowings, dividend payments, redemption of certain securities, transactions with affiliates on less than an arm's-length basis, investments, acquisitions, mergers, capital expenditures and changes in control and management. As of December 31, 1995, the Company was in compliance with the required financial ratios and other covenants. Outstanding borrowings under this facility, which are secured by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries, amounted to $25,900,000 at December 31, 1995 as compared to $19,991,000 at December 31, 1994.

This increase in outstanding borrowings reflects the increase in borrowings to support the significant growth of the Company and in connection with the Added Value Acquisitions.

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 7,500 common stock purchase warrants exercisable at $3.15 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 386,250 warrants. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the line of credit facility, the recently completed senior subordinated promissory note financing discussed below and notes issued to the Company's landlord. Each warrant issued can be exercised to purchase one share of the Company's Common Stock at any time between December 14, 1994 and June 13, 1999 at an exercise price equal to $3.15 per share. See Notes 6 and 8 to Notes to Consolidated Financial Statements.

On March 18, 1996, subsequent to the balance sheet date, the Company executed a senior subordinated promissory note in the amount of $15,000,000 to be repaid on July 31, 1997. Interest is payable quarterly in arrears at a fluctuating rate equal to the greater of (a) the prime rate or (b) the federal funds rate plus one-half of one percent (1/2%); plus the applicable margin. The applicable margin will be 4% for the first three months and will increase by one-half of one percent (1/2%) in each subsequent three-month period until maturity. In addition, beginning with the second three-month interest period, the Company is obligated to pay a fee each three-month interest period equal to one and one-half percent (1-1/2%) of the principal amount then outstanding. This note, which is subordinated to the Company's line of credit facility, is unsecured and requires that the Company comply with certain affirmative and negative covenants. The proceeds were used to reduce the amount outstanding under the Company's line of credit.

The Company expects that its cash flows from operations and additional borrowings available under the line of credit agreement will be sufficient to meet its current financial requirements over the next twelve months. However, the Company continues to explore available financing alternatives to fund the Company's long-term growth.

INFLATION AND CURRENCY FLUCTUATIONS

The Company does not believe that inflation or currency fluctuations significantly impacted its business during 1995; however, inflation, changing interest rates and currency fluctuations have had significant effects on the economy in the past and could adversely impact the Company's results in the future.

ACQUISITIONS

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain," and together with Added Value, collectively the "Added Value Companies"), two affiliated, privately-held electronic component distributors. The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. The Company may be obligated to pay to the selling stockholders of the Added Value Companies up to $1,900,000 of additional consideration ("Additional Consideration") if the aggregate value of the shares of the Company's common stock issued to the selling stockholders has not, by June 30, 1998, appreciated in the aggregate by at least $1,900,000. The Additional Consideration is payable, subject to certain limitations, at the election of the Company, in cash or the Company's common stock, or a combination of cash and the Company's common stock. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. The assets, liabilities and operating results of the acquired companies are included in the consolidated financial statements of the Company from the date of the acquisitions, December 29, 1995.

Also see Notes 4, 6 and 8 to Notes to Consolidated Financial Statements for a discussion of acquisitions by the Company of All American Transistor Corporation of D.C. based in Rockville, Maryland on June 14, 1993, Components Incorporated, a regional distributor of electronic components and related products based in Chicago, Illinois, on January 24, 1994 and GCI Corp., a Philadelphia-area distributor of electronic components based in southern New Jersey, on September 9, 1994.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are included in Item 14(a)(1) and (2) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to these items will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                     PAGE

         1.       FINANCIAL STATEMENTS
                  Independent Auditors' Report.........................      F-1
                  Consolidated Balance Sheets..........................      F-2
                  Consolidated Statements of Income....................      F-3
                  Consolidated Statements of Changes in
                     Shareholders' Equity..............................      F-4
                  Consolidated Statements of Cash Flows................      F-5
                  Notes to Consolidated Financial Statements...........      F-6


         2.       FINANCIAL STATEMENT SCHEDULES
                  None

         3.       EXHIBITS
                    3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company.*

                    3.2 By-Laws, as amended July 29, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).

                    4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                    4.2 Specimen A Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                    4.3 Specimen B Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                    4.4 Form of Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                    4.5 Form of Underwriters' Warrant Agreement (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                    4.6 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co. ("American Stock Transfer"), as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15,
                           1994).

                    4.7 Warrant Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).

                    4.8 Placement Agent's Warrant Agreement, dated as of June 8, 1994, between the Company and RAS Securities Corp. (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15,
                           1994).

                    4.9 Underwriter's Warrant Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).

                    9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).


                  10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                  10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit
                           10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).

                  10.3 Promissory Notes, all dated May 1, 1994 payable to the Company's landlord in the amounts of $865,000, $150,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).

                  10.4 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).

                  10.5 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).


                  10.6 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**

                  10.7 Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**

                  10.8 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31,
                           1994).

                  10.9 Revolving Credit Agreement, Master Promissory Note, Security Agreement and Stock Pledge Agreement, all dated December 29, 1992 with the Company's lender (incorporated by reference from the Company's Current Report on Form 8-K dated December 29, 1992).

                  10.10 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**

                  10.11 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**

                  10.12 Form of Warrant Extension Agreement relating to the Warrant issued to The Equity Group, Inc. (assigned to Robert D. Goldstein) (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2, File No. 33-47512).

                  10.13    Asset   Purchase   Agreement   dated  March  30,
                           1993 by and between All American Semiconductor of Rockville, Inc. and All American Transistor Corporation of D.C. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

                  10.14 Asset Purchase Agreement dated January 5, 1994 by and between All American Semiconductor of Chicago, Inc. and Components Incorporated; and as an exhibit thereto the employment agreement with Robert Ryan (incorporated by reference to exhibits to the Company's current report on Form 8-K dated January 19, 1994).

                  10.15 Asset Purchase Agreement dated as of July 1, 1994 by and between the Company and GCI Corp.; Letter Agreement dated July 1, 1994 among the Company, GCI Corp., Robert Andreini, Joseph Cardarelli and Joseph Nelson; Guaranty dated July 1, 1994 and Amendment Letter to Asset Purchase Agreement and Letter Agreement dated July 15, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).

                  10.16 Merger Purchase Agreement (the "Purchase Agreement") dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).

                  10.17 First Amendment to Revolving Credit Agreement (Letter Agreement), Master Promissory Note and Guaranty Agreement, all dated May 27, 1993, with the Company's lender (incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1993).

                  10.18 Second Amendment to Revolving Credit Agreement and First Amendment to Stock Pledge Agreement and Master Promissory Note, all dated July 19, 1993, with the Company's lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1993).

                  10.19 Third Amendment to Revolving Credit Agreement and Master Promissory Note, both dated as of August 4, 1994; and Second Amendment to Stock Pledge Agreement, Security Agreement and Guaranty Agreement, all dated as of August 10, 1994, with the Company's lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30,
                           1994).

                  10.20 Fourth Amendment to Revolving Credit Agreement and Master Promissory Note, both dated as of March 28, 1995, with the Company's lender (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1994).

                  10.21 Fifth Amendment to Revolving Credit Agreement and Master Promissory Note, both dated as of December 15, 1995, with the Company's lender.*

                  10.22 Sixth Amendment to Revolving Credit Agreement dated as of March 14, 1996, with the Company's lender.*

                  10.23 Consulting Contract dated July 1, 1995 by and between All American Semiconductor, Inc. and The Equity Group, Inc.*

                  10.24    Form of  Consulting  Agreement  between  the
                           Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).

                  10.25 Warrant Certificates Nos. 93-1 and 93-2 dated as of May 13, 1993, issued to The Equity Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31,
                           1994).

                  10.26 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit
                           10.25 to the Company's Form 10-K for the year ended December 31, 1994).**

                  10.27 Employment Agreement dated as of May 24, 1995, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**

                  10.28 Employment Agreement dated as of May 24, 1995, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**

                  10.29 Senior Subordinated Promissory Note dated March 18, 1996 from the Company to and accepted by CIBC Inc. in the principal amount of $15,000,000.*

                  10.30 Senior Subordinated Subsidiaries Guarantee dated March 18, 1996 from all of the Company's wholly-owned subsidiaries in favor of CIBC Inc.*

                  11.1 Earnings per share; see Note 1 to Notes to Consolidated Financial Statements regarding computation of per share earnings.

                  21.1     List of subsidiaries of the Registrant.*

                  23.1 Consent of Lazar, Levine & Company LLP, independent certified public accountants.*

                  27.1     Financial Data Schedule.*
- ------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)      REPORTS ON FORM 8-K
         Although no reports were filed during the fourth quarter of 1995, on January 12, 1996, the Company filed a Form 8-K dated December 29, 1995, reporting in items 2 and 7 thereof the completion of the Added Value Acquisitions and the financial statements "previously filed" in connection therewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By:      /S/ PAUL GOLDBERG
         Paul Goldberg, Chairman of the Board and
         Chief Executive Officer

Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1996.


/S/ PAUL GOLDBERG             Chairman of the Board and Chief Executive
Paul Goldberg                 Officer, Director
                              (Principal Executive Officer)

/S/ BRUCE M. GOLDBERG         President and Chief Operating Officer, Director
Bruce M. Goldberg

/S/ HOWARD L. FLANDERS        Vice President and Chief Financial Officer,
Howard L. Flanders            Director
                              (Principal Financial and Accounting Officer)

/S/ RICK GORDON               Senior Vice President of Sales, Director
Rick Gordon

/S/ SHELDON LIEBERBAUM        Director
Sheldon Lieberbaum

/S/ S. CYE MANDEL             Director
S. Cye Mandel

                          Independent Auditors' Report



To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/S/ LAZAR, LEVINE & COMPANY LLP
LAZAR, LEVINE & COMPANY LLP

New York, New York March 9, 1996, except as to Note 6, the date of which is March 18, 1996



ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 1995                1994
- ---------------------------------------------------------------------------------------------------------------
Current assets:
    Cash   ............................................................  $          276,000    $        200,000
    Accounts receivable, less allowances for doubtful
      accounts of $921,000 and $425,000................................          35,101,000          16,615,000
    Inventories........................................................          67,463,000          34,971,000
    Other current assets...............................................           1,959,000           1,543,000
                                                                         ------------------    ----------------
        Total current assets...........................................         104,799,000          53,329,000
Property, plant and equipment - net....................................           3,882,000           2,832,000
Deposits and other assets..............................................           2,316,000           1,178,000
Excess of cost over fair value of net assets
  acquired - net.......................................................           3,477,000             519,000
                                                                         ------------------    ----------------
                                                                         $      114,474,000    $     57,858,000
                                                                         ==================    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt..................................  $          844,000    $        396,000
    Accounts payable and accrued expenses..............................          43,451,000          13,007,000
    Income taxes payable...............................................             199,000                   -
    Other current liabilities..........................................             953,000             126,000
                                                                         ------------------    ----------------
        Total current liabilities......................................          45,447,000          13,529,000
Long-term debt:
    Notes payable......................................................          29,900,000          20,507,000
    Subordinated debt..................................................           6,515,000           6,872,000
    Other long-term debt...............................................             345,000                   -
                                                                         ------------------    ----------------
                                                                                 82,207,000          40,908,000
                                                                         ------------------    ----------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued..........................................                   -                   -
    Common stock, $.01 par value, 40,000,000 and 20,000,000 shares authorized, 19,863,895 and 12,416,791 shares
      issued and outstanding...........................................             199,000             124,000
    Capital in excess of par value.....................................          25,511,000          11,764,000
    Retained earnings..................................................           7,008,000           5,122,000
    Treasury stock, at cost, 180,295 and
        19,592 shares..................................................            (451,000)            (60,000)
                                                                         ------------------    ----------------
                                                                                 32,267,000          16,950,000
                                                                         ------------------    ----------------
                                                                         $      114,474,000    $     57,858,000
                                                                         ==================    ================

See notes to consolidated financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31                                             1995                  1994                1993
- ------------------------------------------------------------------------------------------------------------------
NET SALES.........................................  $        180,794,000  $        101,085,000  $       67,510,000
Cost of sales.....................................          (140,928,000)          (74,632,000)        (49,010,000)
                                                    --------------------  --------------------  -------------------

Gross profit......................................            39,866,000            26,453,000          18,500,000
Selling, general and administrative
  expenses........................................           (32,806,000)          (23,335,000)        (14,821,000)
Nonrecurring expenses:
   Acquisition costs..............................            (1,098,000)                    -                   -
   Relocation of plant facilities.................                     -              (185,000)            (61,000)
   Write-off of product development
          investment..............................                     -              (363,000)                  -
                                                    --------------------  --------------------  ------------------

INCOME FROM OPERATIONS............................             5,962,000             2,570,000           3,618,000
Interest expense..................................            (2,739,000)           (1,772,000)         (1,103,000)
Other income (expense) - net......................                     -               (39,000)            281,000
                                                    --------------------  --------------------  ------------------

Income before income taxes........................             3,223,000               759,000           2,796,000
Provision for income taxes........................            (1,337,000)             (407,000)         (1,094,000)
                                                    --------------------  --------------------  ------------------

NET INCOME........................................  $          1,886,000  $            352,000  $        1,702,000
                                                    ====================  ====================  ==================

Earnings Per Share:
    Primary.......................................                  $.12                  $.03                $.19
                                                                    ====                  ====                ====
    Fully diluted.................................                  $.12                  $.03                $.18
                                                                    ====                  ====                ====


See notes to consolidated financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                              CAPITAL IN                                      TOTAL
                                                    COMMON     EXCESS OF     RETAINED     TREASURY    SHAREHOLDERS'
                                      SHARES         STOCK     PAR VALUE     EARNINGS        STOCK           EQUITY
- -------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992......   7,746,791   $    77,000  $  5,432,000  $ 3,068,000  $   (60,000)  $    8,517,000

Sale of equity securities.......   4,270,959        43,000     5,350,000            -            -        5,393,000

Net income......................           -             -             -    1,702,000            -        1,702,000
                                  ----------   -----------  ------------  -----------  ------------  --------------

Balance, December 31, 1993......  12,017,750       120,000    10,782,000    4,770,000      (60,000)      15,612,000

Exercise of stock options and
   warrants.....................     399,041         4,000       545,000            -            -          549,000

Issuance of options and
   warrants.....................           -             -       437,000            -            -          437,000

Net income......................           -             -             -      352,000            -          352,000
                                  ----------   -----------  ------------  -----------  -----------   --------------

Balance, December 31, 1994......  12,416,791       124,000    11,764,000    5,122,000      (60,000)      16,950,000

SALE OF EQUITY SECURITIES.......   5,232,500        53,000     8,447,000            -            -        8,500,000

ISSUANCE OF EQUITY SECURITIES...   2,174,104        22,000     5,262,000            -     (391,000)       4,893,000

EXERCISE OF STOCK OPTIONS AND
   WARRANTS.....................      40,500             -        38,000            -            -           38,000

NET INCOME......................           -             -             -    1,886,000            -        1,886,000
                                  ----------   -----------  ------------  -----------  -----------   --------------

BALANCE, DECEMBER 31, 1995......  19,863,895   $   199,000  $25,511,000   $ 7,008,000  $  (451,000)  $   32,267,000
                                  ==========   ===========  ===========   ===========  ===========   ==============



See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                    1995             1994              1993
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................   $    1,886,000    $     352,000    $    1,702,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization.........................        1,038,000          677,000           384,000
        Non-cash interest expense.............................          148,000           47,000                 -
        Nonrecurring expenses.................................                -          363,000                 -
        Other expense, net....................................                -                -            31,000
        Changes in assets and liabilities
           Increase in accounts receivable....................      (14,002,000)      (3,019,000)       (2,835,000)
           Increase in inventories............................      (24,495,000)      (9,508,000)       (5,228,000)
           Increase in other current assets...................         (251,000)        (904,000)         (411,000)
           Increase in accounts payable and
            accrued expenses..................................       26,523,000        4,702,000           708,000
           Increase (decrease) in other current liabilities...          867,000          (63,000)           85,000
                                                                 --------------    -------------    --------------
             Net cash used for operating activities...........       (8,286,000)      (7,353,000)       (5,564,000)
                                                                 --------------    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment.....................       (1,435,000)      (1,618,000)         (250,000)
    Increase in other assets..................................       (1,540,000)        (712,000)         (134,000)
    Purchases of net assets of acquired companies (net
        of cash acquired).....................................       (2,860,000)      (1,084,000)                -
                                                                 --------------    -------------    --------------
             Net cash used for investing activities...........       (5,835,000)      (3,414,000)         (384,000)
                                                                 --------------    --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of equity securities...........        8,538,000          742,000         5,393,000
    Increase in notes payable.................................          134,000        6,088,000                 -
    Repayments of notes payable...............................         (385,000)      (2,119,000)         (964,000)
    Net borrowings under line of credit agreements............        5,910,000        6,076,000         1,536,000
                                                                 --------------    -------------    --------------
             Net cash provided by financing activities........       14,197,000       10,787,000         5,965,000
                                                                 --------------    -------------    --------------
    Increase in cash..........................................           76,000           20,000            17,000
    Cash, beginning of year...................................          200,000          180,000           163,000
                                                                 ---------------   -------------    --------------
    Cash, end of year.........................................   $      276,000    $     200,000    $      180,000
                                                                 ==============    =============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid.............................................   $    2,581,000    $   1,604,000    $    1,102,000
                                                                 ==============    =============    ==============
    Income taxes paid.........................................   $      898,000    $   1,021,000    $    1,163,000
                                                                 ==============    =============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: Capital leases aggregating $634,000 for computer equipment became effective during 1994.

During 1995, the Company purchased all the capital stock of Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. The Company paid approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000. The Company also assumed substantially all of the seller's disclosed liabilities. During 1994, the Company acquired substantially all of the assets of GCI Corporation. The Company paid $485,000 in cash, with the balance by a combination of a promissory note and stock options. The Company also assumed substantially all of the seller's disclosed liabilities. In addition, during 1994, the Company acquired substantially all of the assets of Components Incorporated. The Company paid $599,000 in cash, with the balance in a promissory note. The Company also assumed substantially all of the seller's disclosed liabilities. During 1993, the Company acquired substantially all of the assets of an affiliated company. The purchase price payable for such assets was the assumption of liabilities.

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a national distributor of electronic components manufactured by others. The Company primarily distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of consumer goods, satellite and communications products, computers and computer-related products, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation.

The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Those principles considered particularly significant are detailed below. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. While actual results could differ from these estimates, management does not expect the variances, if any, to have a material effect on the consolidated financial statements.

BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

INVENTORIES

Inventories, which consist solely of electronic components held for resale, are stated at the lower of cost (determined on an average cost basis) or market.

DEPRECIATION AND AMORTIZATION

Fixed assets are reflected at cost. Depreciation of office furniture and equipment, computer equipment and motor vehicles is provided on straight-line and accelerated methods over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided using the straight-line method over the term of the related lease or the life of the respective asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

The excess of cost over the fair value of net assets acquired is being amortized over periods ranging from 15 years to 40 years using the straight-line method.

INCOME TAXES

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), for the year ended December 31, 1993. SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The effect of the adoption of SFAS 109 was not material. See Note 7 to Notes to Consolidated Financial Statements.

EARNINGS PER SHARE

Primary earnings per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options and warrants.

The following average shares were used for the computation of primary and fully diluted earnings per share:

YEARS ENDED DECEMBER 31                                            1995                  1994                  1993
- -------------------------------------------------------------------------------------------------------------------

Primary...........................................           15,945,696            13,029,714             9,166,908
Fully diluted.....................................           15,945,696            13,029,714             9,511,500

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

POSTRETIREMENT BENEFITS

In 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." The effect of the adoption of this Statement was not material.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement is required to be implemented no later than for fiscal years beginning after December 15, 1995. The Company has not yet adopted SFAS 123, but believes that the effect in the year of implementation will not be material.


NOTE 2 - PUBLIC OFFERING

On June 15, 1995, the Company completed a public offering of 4,550,000 shares (exclusive of the over-allotment option) of its common stock at $1.875 per share. On July 13, 1995, the Company issued an additional 682,500 shares of its common stock as a result of the exercise of an over-allotment option. The aggregate net proceeds from this offering, after deducting all associated costs, aggregated approximately $8,500,000. As a result, the Company's common stock and capital in excess of par value increased by $53,000 and $8,447,000, respectively. The net proceeds initially were used to reduce the amount outstanding under the Company's line of credit, pending the use of the line of credit for continued growth and expansion, including opening new sales offices, acquisitions, inventory diversification and general working capital purposes.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                        DECEMBER 31                  1995                      1994
- -------------------------------------------------------------------------------------------------------------------

Office furniture and equipment.....................................       $     3,283,000         $       2,210,000
Computer equipment.................................................             2,162,000                 1,321,000
Leasehold improvements.............................................             1,271,000                 1,058,000
Motor vehicles.....................................................                25,000                    25,000
                                                                          ---------------         -----------------
                                                                                6,741,000                 4,614,000
Accumulated depreciation and amortization..........................            (2,859,000)               (1,782,000)
                                                                          ---------------         -----------------

                                                                          $     3,882,000         $       2,832,000
                                                                          ===============         =================


NOTE 4 - ACQUISITIONS

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain," and together with Added Value, collectively the "Added Value Companies"). The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. The Company may be obligated to pay to the selling stockholders of the Added Value Companies up to $1,900,000 of additional consideration ("Additional Consideration") if the aggregate value of the shares of the Company's common stock issued to the selling stockholders has not, by June 30, 1998, appreciated in the aggregate by at least $1,900,000. The Additional Consideration is payable, subject to certain limitations, at the election of the Company in cash or the Company's common stock, or a combination of cash and the Company's common stock. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. The assets, liabilities and operating results of the acquired companies are included in the consolidated financial statements of the Company from the date of the acquisitions, December 29, 1995.

On September 9, 1994, the Company completed the acquisition of substantially all of the assets of GCI Corp., a Philadelphia-area distributor of electronic components. As consideration for this acquisition, the Company paid $485,000 in cash, issued a promissory note of approximately $306,000 payable interest only for two years and in quarterly installments over the next three years, and issued stock options valued at $144,000 at September 9, 1994. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $1,930,000, including a $1,400,000 bank note payable which has been repaid. See Notes 6 and 8 to Notes to Consolidated Financial Statements. The promissory note is required to be paid down by one-half of the then outstanding principal balance if certain Net Earnings (as defined) are attained for 1995 or 1996. For 1995, the level of Net Earnings (as defined) was not met and therefore no principal payments were made on such promissory note. The seller may earn up to an additional $760,000 of contingent purchase price over the three-year period ending December 31, 1997 if certain gross profit targets are met. For 1995, the gross profit targets were not met and, therefore, no additional purchase price was earned. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $394,000 of excess cost over fair value of net assets acquired. The operating results of the acquired company are included in the consolidated statement of income from the date of acquisition.

The three principal stockholders and key employees of GCI Corp. (the "GCI Principals") each received an employment agreement expiring on December 31, 1997 providing for base salary of $122,000, $113,000 and $110,000 per annum, respectively. In addition to base salary, each of the GCI Principals may earn a bonus based upon the percentage of the Net Earnings generated in the sales Territory, as defined. In addition to the net earnings bonus, two of the GCI Principals may earn an annual bonus based upon the gross profit of the Company with respect to all sales made in Maryland, Virginia and Delaware, but only if certain minimum gross profit levels are obtained. The Company has also agreed to grant to each of the GCI Principals employee incentive stock options at fair market value on the date of grant (10,000 to each by January 30, 1996; 10,000 to each by January 30, 1997; and 10,000 to each by January 30, 1998), but each such grant is conditional upon sales in the sales Territory, as defined, attaining a minimum gross profit for the year most recently ended. One other key employee of GCI Corp. accepted employment with the Company and was granted 10,000 employee incentive stock options at an exercise price of $2.63 per share, the ability to receive up to 15,000 additional employee incentive stock options (5,000 per year in respect of 1995, 1996 and 1997) if certain minimum gross profit for sales in the sales Territory, as defined, are attained during each such year, and shall be issued 1,000 shares of Common Stock upon completing his 18th month of service.

On January 24, 1994, the Company completed the acquisition of substantially all of the assets of Components Incorporated, a Chicago-based distributor of electronic components

("Components"). As consideration for this acquisition, the Company paid $599,000 in cash and issued a promissory note of approximately $399,000 due two years from closing, which has since been repaid. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $700,000, including a $400,000 bank note payable which has been repaid. See Note 6 to Notes to Consolidated Financial Statements. The Components principal received $350,000 of consideration for a covenant not to compete that restricts any competition with the Company for a period equal to the later of the third anniversary of the Components principal's termination as an employee or January 24, 1999. The $350,000 consideration was in the form of a grant of stock options valued at $100,000 as of January 24, 1994 and the delivery to the Components principal of a promissory note in the principal amount of $250,000. See Notes 6 and 8 to Notes to Consolidated Financial Statements. The Company has also agreed to grant to the Components principal employee incentive stock options at fair market value on the date of grant (5,000 on January 24, 1995; 10,000 on January 24, 1996; and 15,000 on January 24, 1997), each of such three sets of options to be for a period of five years, subject to earlier termination in the event of termination of employment, death or disability. The acquisition was accounted for by the purchase method of accounting. The operating results of the acquired company are included in the consolidated statement of income from the date of acquisition.

On June 14, 1993, the Company completed the acquisition of substantially all of the assets of All American Transistor Corporation of D.C. ("D.C."), formerly a 45% owned affiliate. The consideration for the acquisition was the assumption of all of D.C.'s disclosed liabilities. As a result, the Company's assets and liabilities each increased by approximately $1,000,000, including principal and interest on a bank note payable of approximately $503,000 which has since been repaid. The acquisition of D.C. has been accounted for by the purchase method of accounting and the purchase price approximates the fair value of the net assets acquired. The operating results of this acquisition are included in the Company's consolidated statement of income from the date of acquisition.

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company as if the acquisitions of the Added Value Companies, GCI Corp., Components and D.C. had occurred at the beginning of the years presented:

YEARS ENDED DECEMBER 31                                            1995                  1994                  1993
- -------------------------------------------------------------------------------------------------------------------
Net sales.........................................  $       219,558,000          $145,402,000          $111,922,000
Net income........................................            2,851,000             1,779,000             3,275,000
Primary earnings per share........................                 $.16                  $.12                  $.29
Fully diluted earnings per share..................                 $.16                  $.12                  $.28

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.


NOTE 5 - PRODUCT DEVELOPMENT INVESTMENT WRITE-OFF

As a result of the rapid growth of the Company's electronic components distribution business, in 1994 the Company decided to no longer pursue the design and development of certain licensed technology intended to protect various electronic equipment and machines from surges and sags in power. Accordingly, the Company expensed its total investment of $363,000 in 1994.


NOTE 6 - LONG-TERM DEBT

LINE OF CREDIT

In March 1995, the Company's line of credit facility was increased from $25 million to $30 million, and in December 1995, the Company's line of credit was again amended to increase the facility from $30 million to $45 million. Of the last $15 million increase, $10 million matures on June 30, 1996, with the balance (together with the original $30 million) maturing on May 31, 1997. Outstanding borrowings under this facility, which are secured by accounts receivable, inventories and equipment and a pledge of the capital stock of the Company's subsidiaries, amounted to $25,900,000 at December 31, 1995.

In 1994, the Company's line of credit agreement was amended to reduce the Company's interest rate from one-quarter of one percent (1/4%) above prime to, at the Company's option, either one-quarter of one percent (1/4%) below prime or two percent (2%) above certain LIBOR rates. The Company pays a nonusage fee of one-tenth of one percent (1/10%) calculated on the unused portion of the facility, payable quarterly in arrears.

Under the line of credit agreement, the Company is required to comply with certain affirmative and negative covenants. These covenants place limitations on the Company's future borrowings, dividend payments, redemption of certain securities and transactions with affiliates on less than an arm's-length basis, investments, acquisitions, mergers, capital expenditures and changes in control and management. Furthermore, the agreement requires the Company to be in compliance with certain financial ratios including a minimum amount of tangible net worth and a current asset support ratio based upon specified percentages of eligible accounts receivable and inventories. As of December 31, 1995, the Company was in compliance with the required financial ratios and other covenants.

At December 31, 1994, outstanding borrowings under the Company's then $25 million facility were $19,991,000.

NOTES PAYABLE - BANKS

In connection with the acquisitions of the Added Value Companies, the Company assumed two notes payable to banks of approximately $3,809,000 which were subsequently repaid in January 1996. These notes are included in long-term debt as of December 31, 1995.

SUBORDINATED DEBT

On March 18, 1996, subsequent to the balance sheet date, the Company executed a senior subordinated promissory note in the amount of $15,000,000 to be repaid on July 31, 1997. Interest is payable quarterly in arrears at a fluctuating rate equal to the greater of (a) the prime rate or (b) the federal funds rate plus one-half of one percent (1/2%); plus an applicable margin. The applicable margin will be 4% for the first three months and will increase by one-half of one percent (1/2%) in each subsequent three-month period until maturity. In addition, beginning with the second three-month interest period, the Company is obligated to pay a fee each three-month interest period equal to one and one-half percent (1-1/2%) of the principal amount then outstanding. This note, which is subordinated to the Company's line of credit facility, is unsecured and requires that the Company comply with certain affirmative and negative covenants. The proceeds were used to reduce the amount outstanding under the Company's line of credit.

In September 1994, in connection with the acquisition of GCI Corp., the Company issued a promissory note to the seller bearing interest at 7% per annum in the approximate amount of $306,000 due in 1999. The promissory note, which is subordinate to the Company's line of credit and recently completed senior subordinated promissory note financing, is payable interest only on a quarterly basis for the first two years with the principal amount, together with accrued interest thereon, payable in equal quarterly installments over the next three years. One-half of the then outstanding principal balance of the promissory note is required to be paid if certain Net Earnings (as defined) are attained for 1995 or 1996. For 1995, the level of Net Earnings (as defined) was not met.

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 7,500 common stock purchase warrants exercisable at $3.15 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 386,250 warrants. See Note 8 to Notes to Consolidated Financial Statements. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the line of credit facility, the recently completed senior subordinated promissory note financing and notes issued to the Company's landlord. The 386,250 warrants were valued at $.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company has recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and in 1995 approximately $19,000 was expensed.

In May 1994, the Company executed a promissory note in the amount of $865,000 in favor of the Company's landlord to finance substantially all of the tenant improvements necessary for the Company's Miami facility. This $865,000 note requires no payments in the first year (interest accrues and is added to the principal balance), is payable interest only in the second year and has a repayment schedule with varying monthly payments over the remaining 18 years. At the same time, the Company entered into another promissory note with the Company's landlord for up to $150,000 to finance certain personal property for the facility. This $150,000 note is payable interest only for six months and thereafter in 60 equal self-amortizing monthly payments of principal and interest. These notes, which are subordinate to the Company's line of credit, bear interest at 8% per annum and are payable monthly. In May 1994, the Company executed another promissory note in the approximate amount of $33,000 with the Company's landlord. This note is payable monthly with interest at 9.5% per annum and matures in April 1997. Certain additional improvements to the Company's Miami corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is subordinate to the Company's line of credit, accrues interest at a fixed rate of 8% per annum.

In January 1994, in connection with the acquisition of Components, the Company issued a promissory note to the seller bearing interest at 8% per annum in the approximate amount of $399,000, payable in quarterly installments of interest only, for a term of two years. The entire principal amount was repaid in January 1996. In addition, as part of the consideration for a covenant not to compete, the Company issued a promissory note to the principal of the seller in the amount of $250,000 (the "Non-Compete Note"). The Non-Compete Note bears interest at 8% per annum, payable quarterly, with $100,000 of principal due March 10, 1995, $50,000 of principal due April 24, 1996, and the remaining $100,000 payable in eight quarterly principal installments each in the amount of $12,500 payable over the fourth and fifth years of such note. One-half of the then outstanding principal balance of the Non-Compete Note is required to be paid if certain Net Earnings (as defined) are attained in any fiscal year, with the entire then outstanding principal balance of the Non-Compete Note required to be paid if at least the same level of Net Earnings (as defined) are attained in a subsequent fiscal year. For 1995, the level of Net Earnings (as defined) was not attained. These notes are subordinate to the Company's line of credit.

Long-term debt of the Company as of December 31, 1995, other than the line of credit, matures as follows:

1996...............................................  $        579,000
1997...............................................           204,000
1998...............................................           277,000
1999...............................................           192,000
2000...............................................            44,000
Thereafter.........................................         6,158,000
                                                     ----------------
                                                     $      7,454,000
                                                     ================

OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of computer and office equipment under capital leases expiring in various years through 1997. The assets, aggregating $773,000, and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 1995, accumulated depreciation of these assets aggregated approximately $257,000. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of December 31, 1995 and for each of the next five years and in the aggregate are approximately as follows:

1996.........................................           $       331,000
1997.........................................                   190,000
1998.........................................                         -
1999.........................................                         -
2000.........................................                         -
                                                        ---------------
Total minimum lease payments.................                   521,000
Less amount representing interest............                   (82,000)
                                                        ---------------
Total obligations under capital leases.......                   439,000
Current portion..............................                  (265,000)
                                                        ---------------
                                                        $       174,000
                                                        ===============

Interest rates on capital leases vary from 11.7% to 13.9% per annum and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.
Various capital leases provide for purchase options.


NOTE 7 - INCOME TAXES

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

Deferred tax assets:                           1995                 1994
                                      -------------       --------------
  Accounts receivable............     $     336,000       $      168,000
  Inventory......................           354,000              222,000
  Other assets...................           145,000               51,000
                                      -------------       --------------
                                            835,000              441,000
Deferred tax liabilities:
  Fixed assets...................           270,000              326,000
                                      -------------       --------------
Net deferred tax asset...........     $     565,000       $      115,000
                                      =============       ==============

The components of income tax expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                         CURRENT              DEFERRED                 TOTAL
1995
FEDERAL....     $      1,450,000         $    (292,000)     $      1,158,000
STATE......              225,000               (46,000)              179,000
                ----------------         --------------     ----------------
                $      1,675,000         $    (338,000)     $      1,337,000
                ================         ==============     ================
1994
Federal....     $        385,000         $      (3,000)     $        382,000
State......               26,000                (1,000)               25,000
                ----------------         --------------     ----------------
                $        411,000         $      (4,000)     $        407,000
                ================         ==============     ================
1993
Federal....     $        962,000         $     (11,000)     $        951,000
State......              145,000               ( 2,000)              143,000
                ----------------         -------------      ----------------
                $      1,107,000         $     (13,000)     $      1,094,000
                ================         =============      ================

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:


YEARS ENDED DECEMBER 31                                                    1995             1994              1993
- ------------------------------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate............................      34.0%             34.0%            34.0%
State income tax, net of federal
   income tax benefit.............................................       3.7               4.6              3.4
Other - including non-deductible items............................       3.8              15.0              1.7
                                                                        ----              ----             ----
Effective tax rate................................................      41.5%             53.6%            39.1%
                                                                        ====              ====             ====


The high effective tax rate for 1994 was primarily due to non-deductible entertainment expenses.


NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS

In December 1995, in connection with the acquisition of the Added Value Companies, the Company issued an aggregate of 2,174,104 shares of common stock (see Note 4 to Notes to Consolidated Financial Statements). As a result of Added Value previously owning approximately 37% of Rocky Mountain, 160,703 shares, valued at approximately $391,000, issued as part of the Rocky Mountain merger were acquired by the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 50,000 stock options to acquire the Company's common stock at an exercise price of $2.313 per share exercisable, subject to a six-year vesting period, through December 29, 2002.

In July 1995, the Company issued to a consulting firm a warrant to acquire 45,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable through July 20, 2000. The warrant was issued in consideration of such consulting firm entering into a new one-year consulting agreement with the Company covering financial public relations/investor relations services. At December 31, 1995, these warrants remained unexercised. The same consulting firm had previously been issued warrants to acquire an aggregate of 180,000 shares in September 1987 and May 1993 in connection with prior consulting agreements as discussed below.

In connection with new employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 1,000,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Employees', Officers', Directors' Stock Option Plan, as amended (the "Option Plan"). These options have an exercise price of $1.875 per share and are exercisable through June 7, 2005, subject to a vesting schedule.

In connection with the public offering (see Note 2 to Notes to Consolidated Financial Statements), the Company issued to the underwriter common stock purchase warrants covering an aggregate of 523,250 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants are exercisable at a price of $2.625 per share for a period of four years commencing one year from June 8, 1995.

In June 1994, the Company issued an aggregate of 386,250 common stock purchase warrants in connection with a private placement of subordinated debentures (see
Note 6 to Notes to Consolidated Financial Statements). The warrants are exercisable at any time between December 14, 1994 and June 13, 1999 at an exercise price of $3.15 per share. In connection with this private placement, the placement agent received warrants to purchase 38,625 shares of the Company's common stock. The placement agent's warrants are exercisable for a four-year period commencing June 14, 1995 at an exercise price of $3.78 per share. At December 31, 1995, these warrants had not been exercised.

During 1992, the Company sold units, each unit consisting of two shares of common stock and two warrants. In addition, the underwriters of this offering were issued warrants to purchase 175,000 units at $3.30 per unit. The underwriters' warrants are exercisable for a four-year period which commenced in June 1993. During 1993, the Company redeemed its then outstanding warrants. In addition, during 1993, 78,750 of the underwriters' warrants were exercised. As a result of these transactions, the Company received aggregate net proceeds of approximately $5,393,000 in 1993. During 1994, an additional 78,750 of the underwriters' warrants were exercised, leaving a balance of 17,500 warrants. The Company received aggregate net proceeds of approximately $465,000 in 1994. At December 31, 1995, the 17,500 warrants remained unexercised.

In March 1992, the Company issued a warrant to acquire 30,000 shares of its common stock at $1.00 per share in connection with a $1.0 million subordinated loan to the Company which was repaid in June 1992. This warrant was exercised in March 1995.

In September 1987, the Company issued a warrant to acquire 90,000 shares of its common stock at $1.60 per share (after the 1989 stock split) relating to a since expired consulting agreement. In connection with the public offering completed in June 1992, the Company extended the exercise period of this warrant to June 1994. In May 1993, in connection with a new consulting agreement with the same party, the Company further extended the exercise period to June 1997 and issued additional warrants to acquire 90,000 shares of its common stock at $1.35 per share. At December 31, 1995, none of the warrants relating to these consulting agreements had been exercised.

In June 1987, the Company reserved 375,000 shares of common stock for issuance under an employee stock option plan. In 1992, the number of shares of common stock reserved for issuance under this stock option plan was increased to 750,000 shares, in 1993 the number of shares of common stock reserved for issuance under this stock option plan was increased to 1,750,000 shares, in 1994 the number of shares of common stock reserved was increased to 2,250,000 shares, and in 1995 the number of shares of common stock reserved was increased to 3,250,000 shares. As of December 31, 1995 outstanding options under this plan were as follows:

                    NUMBER OF OPTIONS
DATE OF GRANT             OUTSTANDING               OPTION PRICE
- ----------------------------------------------------------------
1991.....................     425,000                 $.75-$1.03
1993.....................     469,063               $1.375-$2.53
1994.....................     261,000               $2.125-$2.63
1995.....................   1,055,000               $1.84-$2.313
                            ---------
Total outstanding........   2,210,063
Total exercised..........     156,627
Total available..........     883,310
                             --------
                            3,250,000
                            =========

All such options outstanding are exercisable within six years from the date granted.

In connection with the acquisition of the assets of Components (see Note 4 to Notes to Consolidated Financial Statements), the Company issued 98,160 unqualified stock options exercisable through January 1999 at an exercise price of $1.65 per share.

In connection with the acquisition of the assets of GCI Corp. (see Note 4 to Notes to Consolidated Financial Statements), the Company issued 117,551 unqualified stock options exercisable from September 1995 through September 1999 at an exercise price of $1.65 per share.

In addition, the Company is obligated to issue 1,000 shares of its common stock and, under certain circumstances, the Company may be obligated to issue 130,000 incentive stock options. See Note 4 to Notes to Consolidated Financial Statements.


NOTE 9 - COMMITMENTS/RELATED PARTY TRANSACTIONS

Included in the Company's results of operations for 1995 is approximately $875,000 of sales, at cost, to the Added Value Companies.

In December 1991, the Company relocated its corporate offices and Miami warehouse to a 37,000 sq. ft. facility. In addition, a warehouse in New York was consolidated into this new Miami warehouse. In connection with the relocation and consolidation, the Company entered into a new lease with an unrelated third party which was to expire in December 1997. Annual rent payments under this lease totaled $57,000 in 1994.

In May 1994, the Company terminated its lease covering the 37,000 sq. ft. facility and entered into a new lease with its then existing landlord to lease a new 110,800 sq. ft. facility for its corporate headquarters and Miami distribution center. During 1995, the Company was utilizing approximately 75% of this new facility, the balance of which the Company was subleasing to an unrelated third party for a term of three years ending on July 14, 1997. This sublease has no renewal options and the Company has the right to recapture a portion of the sublet space from the tenant after the eighteenth month of the three-year term. In February 1996 the Company notified its subtenant that it plans to reclaim 11,300 square feet pursuant to the sublease agreement, which will bring the total amount of the building occupied by the Company to 84% at such time. The sublease provides for base rent of $5,000 per month increasing 5% per year and additional rent representing the subtenant's pro rata share of landlord pass-through expenses and other expenses pertaining to the sublet premises. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease provides for annual fixed rental payments totaling approximately $264,000 in the first year, $267,000 in the second year, $279,000 in each of the third, fourth and fifth years, $300,600 in the sixth year, $307,800 in the seventh year and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

As a result of the Added Value Acquisitions, the Company leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility contains a distribution center as well as the staff supporting the Company's kitting and turnkey operations and the separate divisions created for flat panel displays and memory module operations. The Denver facility contains a regional distribution center and sales office.

In October 1995, the Company entered into a lease for a new west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). The Company moved into such facility in January 1996. The Company will use this space to expand its semiconductor programming and distribution capabilities and improve quality control and service capabilities for its west coast customers.

The Company leases space for 27 sales offices, including non-cancelable leases assumed in connection with the acquisitions of the Added Value Companies, which expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995, are as follows for the next five years:

YEAR ENDING DECEMBER 31

1996......................                 $2,107,000
1997......................                  1,863,000
1998......................                  1,371,000
1999......................                    995,000
2000......................                    660,000

Total rent expense, including real estate taxes and net of sublease income, amounted to approximately $1,345,000, $753,000 and $526,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

In May 1995, the Company entered into new employment agreements with each of the four executive officers of the Company (collectively, the "1995 Agreements"). These agreements provide for an aggregate of $845,500 in base salary per annum effective beginning either March or June 1995 and are subject to an annual increase commencing as of January 1, 1996 equal to the greater of 4% per annum as to two agreements and 5% per annum as to the other two agreements or the increase in the cost of living. The 1995 Agreements provide that the executive officers as a group are entitled to receive an annual cash bonus, subject to certain caps, equal to an aggregate of 10% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Excluding certain one-time bonuses for 1995 aggregating $55,000, the total amount of bonuses earned for 1995 was approximately $370,000. The 1995 Agreements also provide for certain additional benefits, including participation in the Company's benefit plans, disability benefits and various life insurance policies. The 1995 Agreements also contain change-in-control provisions that may result in certain lump sum severance payments based on a multiple (two or three years) of all annual compensation and benefits being payable to them. One agreement contains a retirement benefits package including $100,000 per annum from date of retirement (any time on or after January 1, 1999) until the later of the death of such executive officer or his spouse. A postretirement benefit cost of $264,000, related to retirement benefits under this agreement, is included in the consolidated statement of income for the year ended December 31, 1995. Retirement benefits under this agreement are presently unfunded. A postretirement benefit obligation of $264,000 is included in the consolidated balance sheet at December 31, 1995.

In connection with the acquisitions of the Added Value Companies, the Company entered into employment agreements with a total of 17 employees, including five key employees.

The two-year employment agreements for the five key employees provide for annual salaries aggregating $695,000, excluding certain front-end incentive employment compensation aggregating $765,000. The remaining 12 employment agreements provide for annual compensation at rates comparable to what was previously paid to such employees and in certain agreements provide front-end incentive employment compensation (aggregating $333,000) and additional employment compensation aggregating $214,500 payable ratably over their two-year employment periods.

Effective January 1, 1988, the Company established a deferred compensation plan (the "Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 and $52,000 during 1995 and 1994, respectively, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the Deferred Compensation Plan is presently $22,500 per annum. At December 31, 1995 the cash surrender values of insurance policies owned by the Company under the Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $78,000.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $9,240 in 1995. The Company makes matching contributions and in 1995 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary.


NOTE 10 - SETTLEMENT OF INSURANCE CLAIM

In 1993, the Company settled its business interruption claim, which occurred during the third quarter of 1992, for $237,000. This settlement is reflected as other income in the consolidated statement of income for the year ended December 31, 1993.

NOTE 11 - CONTINGENCIES

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In each case, the Company expects that the manufacturer of such products will indemnify the Company, as well as defend such actions on the Company's behalf although there is no guarantee that the manufacturers will do so. In addition, as a result of the acquisitions of the Added Value Companies, the Company offers a warranty with respect to its manufactured products for a period of one year against defects in workmanship and materials under normal use and service and in the original, unmodified condition.


NOTE 12 - ECONOMIC DEPENDENCY

For the year ended December 31, 1995, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $26,528,000. The net outstanding accounts payable to this supplier at December 31, 1995 amounted to approximately $838,000.

For the year ended December 31, 1994, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $12,200,000. The net outstanding accounts payable to this supplier at December 31, 1994 amounted to approximately $246,000.

For the year ended December 31, 1993, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $9,600,000. The net outstanding accounts payable to this supplier at December 31, 1993 amounted to approximately $178,000.