Form 10-K/A
period 1995-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1996-04-29
CIK 818074

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 1996, 19,863,895 shares (including 160,703 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $41,350,000.

                    Documents incorporated by reference: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

NAME                              CLASS       AGE       POSITION
- ----                              -----       ---       --------
Paul Goldberg(1).............     III         67        Chairman of the Board of Directors and Chief
                                                             Executive Officer
Bruce M. Goldberg(1).........     II          40        President and Chief Operating Officer and
                                                             Director
Howard L. Flanders...........     II          38        Vice President, Secretary and Chief Financial
                                                             Officer and Director
Rick Gordon..................     III         42        Senior Vice President of Sales and Director
S. Cye Mandel(2)(3)..........     I           67        Director
Sheldon Lieberbaum(2)(3).....     I           61        Director

- ---------------
(1)   member of the Executive Committee
(2)   member of the Audit Committee
(3)   member of the Compensation Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 1998, 1996 and 1997, respectively. The Company's executive officers serve at the discretion of the Board; however, all executive officers have employment agreements with the Company. See Item 11. Executive Compensation -- Employment Agreements. The following is a brief resume of the Company's executive officers and directors.

PAUL GOLDBERG, one of the co-founders of the Company and the father of Bruce M. Goldberg, has been employed by the Company in various executive capacities since its predecessor's formation in 1964, and has served as Chairman of the Board and Chief Executive Officer since 1978. Mr. Goldberg was also President of the Company until July 1994.

BRUCE M. GOLDBERG, the son of Paul Goldberg, joined the Company in October 1988 as Vice President, in 1990 became Executive Vice President and in July 1994 became President and Chief Operating Officer. Bruce M. Goldberg has served as a Director of the Company since 1987. From 1981 until joining the Company, Bruce
M. Goldberg practiced law.

HOWARD L. FLANDERS joined the Company in February 1991 as its Vice President and Chief Financial Officer, and in 1992 became a Director of the Company and Secretary. Prior to joining the Company, Mr. Flanders, who is a CPA, was Controller of Reliance Capital Group, Inc., a subsidiary of Reliance Group Holdings, Inc., where he held various positions since 1982. Prior thereto, Mr. Flanders was an accountant with the public accounting firm of Coopers & Lybrand LLP.

RICK GORDON has been employed by the Company since January 1986. He was originally the General Manager of the Company's Northern California office and Northwest Regional Manager. In March 1990, Mr. Gordon became the Western Regional Vice President and in 1992 Vice President of North American Sales and a Director of the Company. In 1994, Mr. Gordon was appointed Senior Vice President of Sales and Marketing for the Company and currently holds the title of Senior Vice President of Sales. Before working for the Company, Mr. Gordon was Western Regional Vice President for Diplomat Electronics, another electronic components distributor, from 1975 until 1986.

S. CYE MANDEL is a prominent South Florida businessman who has been an executive in the food service industry for the past 20 years. Mr. Mandel has been a principal in the entity which acted from 1989 to 1993 as the manager of the Miccosukee Indian bingo enterprise located in Miami, Florida. Mr. Mandel has served as Director of the Company since 1987.

SHELDON LIEBERBAUM is director of corporate finance and a director and shareholder of Lew Lieberbaum & Co., Inc. ("Lew Lieberbaum"), an investment banking firm which was the underwriter of the Company's June 1995 public offering of common stock (the "1995 Public Offering") and was one of the underwriters of the Company's June 1992 public offering of common stock (the "1992 Public Offering"). He was also an officer of the underwriter which took the Company public in 1987. Mr. Lieberbaum has been in the brokerage business for over 35 years. Mr. Lieberbaum became a Director of the Company in 1992 in connection with an agreement of the Company with the underwriters of the 1992 Public Offering that until June 18, 1997, the Company would use its best efforts to cause one individual designated by such underwriters to be elected to the Board or to be an advisor to the Board. In connection with the 1995 Public Offering, a similar agreement regarding the designation of a director of the Company was entered into between the Company and Lew Lieberbaum which has a term of three years from June 8, 1995, but is not operative until the expiration of the existing agreement with the underwriters of the 1992 Public Offering so that only one designee of either Lew Lieberbaum or the underwriters of the 1992 Public Offering will serve on the Board at any time. The National Association of Securities Dealers, Inc. ("NASD") alleged that Lew Lieberbaum and others, including Mr. Lieberbaum, in 1991 engaged in market manipulation, inaccurately maintained books and records and failed to adequately supervise the activities of the Underwriter's personnel in connection with the trading for the Underwriter's account of warrants which were part of a public offering of units of convertible preferred stock and warrants of a company for which Lew Lieberbaum had acted in 1991 as managing underwriter. In order to expeditiously resolve this matter and without admitting or denying these allegations, in January 1995 Mr. Lieberbaum and others voluntarily entered into a Letter of Acceptance, Waiver and Consent with the NASD pursuant to which Mr. Lieberbaum was censured and fined by the NASD, agreed to pay with Lew Lieberbaum and others restitution to customers and was suspended from associating with any NASD member for a one month period.

BOARD COMMITTEES

EXECUTIVE COMMITTEE

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 1995, the Executive Committee did not meet formally, however, its members met on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

AUDIT COMMITTEE

The Audit Committee is comprised of S. Cye Mandel and Sheldon Lieberbaum. The Audit Committee is responsible for recommending the selection of the independent auditors, reviewing the arrangements and scope of the independent audit, reviewing internal accounting procedures and controls and reviewing the reports and recommendations of the independent auditors with respect to internal controls.

COMPENSATION COMMITTEE

The Compensation Committee consists of S. Cye Mandel and Sheldon Lieberbaum, two independent non-employee directors of the Company. The Compensation Committee is responsible for determining the compensation of all executive officers of the Company and acts as the stock option committee of the Board, administering the Company's Option Plan (as hereinafter defined). The senior management of the Company makes all decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company. Furthermore, in connection with the 1995 Public Offering, the Company agreed with Lew Lieberbaum that the Company will not increase or authorize an increase in the compensation of its executive officers without the approval of the Compensation Committee for a period of three years from June 8, 1995. In addition, the Company has agreed that for the same three year period from June 8, 1995, it will use its best efforts to cause one individual designee of the Lew Lieberbaum to be elected to the Company's Board and that such designee will also serve as a member of the Compensation Committee. Currently, Sheldon Lieberbaum, director of corporate finance and a director and shareholder of Lew Lieberbaum, is a member of the Board and the Compensation Committee. See "Executive Officers and Directors" hereinabove and Item 13. Certain Relationships and Related Transactions.

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

To the Company's knowledge, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned during each of the fiscal years ended December 31, 1995, 1994 and 1993 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                             ----------
                                                  ANNUAL COMPENSATION        SECURITIES        ALL OTHER
                                                 ---------------------       UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR     SALARY($)    BONUS($)       OPTIONS(#)         ($)(1)
- ---------------------------             ----     ---------    --------       ----------         ------
Paul Goldberg.......................... 1995      223,000     111,000         250,000           11,000
   Chairman and Chief Executive         1994      184,000          --              --           10,000
   Officer                              1993      178,000     113,000         100,000            8,000

Bruce M. Goldberg...................... 1995      225,000     141,000         450,000           27,000
   President and Chief Operating        1994      150,000          --              --           26,000
   Officer                              1993      135,000      98,000         100,000           14,000

Rick Gordon............................ 1995      162,000      89,000         150,000           16,000
   Senior Vice President of Sales       1994      155,000      20,000              --           16,000
                                        1993      135,000      11,000           3,000           12,000

Howard L. Flanders..................... 1995      156,000      84,000         150,000           18,000
   Vice President and Chief Financial   1994      130,000          --              --           17,000
   Officer                              1993      105,000      11,000         103,000           14,000

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

The Company has a $1,000,000 key man term life insurance policy on the life of Paul Goldberg with benefits payable to the Company. In addition, the Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife. The current annual premiums on the foregoing policies insuring the life of Paul Goldberg are approximately $13,700 and $7,700 for the key man and universal life insurance policies, respectively. The Company owns and is the beneficiary of a $1,000,000 term policy on the life of Bruce M. Goldberg. The current annual premium on this policy is $1,580. Moreover, during 1994 the Company transferred ownership of a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg to Bruce M. Goldberg to fulfill an obligation under his 1992 employment arrangement. The Company intends to make annual advances to Bruce M. Goldberg to cover the annual premium of the Whole Life Policy currently in the amount of $22,995. Such annual advances are secured by the cash surrender value of the Whole Life Policy. Since more than two and one-half years had passed since the date of Bruce M. Goldberg's 1992 employment agreement, fifty percent (50%) of the advances through December 31, 1994, were canceled and the related security released on January 1, 1995. The remainder of the existing advances and any future advances made to pay premiums on the Whole Life Policy through May 31, 1997, will be canceled and any remaining security will be released in accordance with a vesting schedule by May 31, 1997, provided Bruce M. Goldberg continues employment with the Company through the end of such period. Thereafter the Company will continue, for the duration of Bruce M. Goldberg's employment, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. If Bruce
M. Goldberg is terminated by the Company for cause prior to May 31, 1997, he will be entitled to pay off the nonvested advances owed to the Company and obtain a release of any collateral assignment. If Bruce M. Goldberg is terminated without cause or upon a change in control, any nonvested advances owed to the Company will become immediately vested and any remaining security will be released. In addition, beginning in 1993 the Company has funded, and intends to continue to fund, the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. The Company's advances will be secured by a collateral assignment of the cash value and death benefit of each of the policies. The current annual premium on each of these policies is $11,500. The Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies are expected to last for a maximum of ten years. After Howard L. Flanders and Rick Gordon have been with the Company for a period of five years from the year in which the policy was acquired (1993) and provided they each remain in the employ of the Company or they have become disabled or a change in control has occurred during the term of their employment, the advances will be deemed canceled and the security released thereafter ratably over a five year vesting period until such time as all advances are deemed canceled.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the named executive officers of the Company during the fiscal year ended December 31, 1995. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the price of the Company's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. All of the options set forth in the table are stock options issued pursuant to the Option Plan. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

                                                                                                POTENTIAL REALIZABLE
                                   INDIVIDUAL GRANTS(1)                                             VALUE AT ASSUMED
                        --------------------------------------------------------------               ANNUAL RATES OF
                        NUMBER OF                                                                        STOCK PRICE
                        SECURITIES        % OF TOTAL                                                APPRECIATION FOR
                        UNDERLYING   OPTIONS GRANTED                                                     OPTION TERM
                           OPTIONS   TO EMPLOYEES IN           EXERCISE     EXPIRATION        ----------------------
NAME                    GRANTED(#)       FISCAL YEAR    PRICE ($/SHARE)           DATE          5%($)         10%($)
- ----                    ----------       -----------    ---------------     ----------        -------        -------
Paul Goldberg              250,000             23.7%              1.875         6/7/05        294,794        747,067
Bruce M. Goldberg          450,000             42.7%              1.875         6/7/05        530,630      1,344,720
Rick Gordon                150,000             14.2%              1.875         6/7/05        176,877        448,240
Howard L. Flanders         150,000             14.2%              1.875         6/7/05        176,877        448,240

(1) See the discussion in "Employment Agreements - The Goldberg Agreements" regarding the other material terms (including those related to vesting and exercisability) of the aggregate of 1,000,000 stock options granted to the named executive officers during the fiscal year ended December 31, 1995.

AGGREGATED OPTION EXERCISES IN LATEST FISCAL YEAR AND FISCAL YEAR-ENDED OPTION VALUES

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 1995, and the value of unexercised stock options as of December 31, 1995 for the individual executive officers named in the Summary Compensation Table:

                                                              NUMBER OF
                                                             SECURITIES            VALUE OF
                                                              UNDERLYING          UNEXERCISED
                                                             UNEXERCISED         IN-THE-MONEY
                                                             OPTIONS AT           OPTIONS AT
                            SHARES                            FY-END(#)            FY-END($)
                          ACQUIRED ON      VALUE             EXERCISABLE/        EXERCISABLE/
                          EXERCISE(#)    REALIZED($)        UNEXERCISABLE      UNEXERCISABLE(1)
                          -----------    -----------        -------------      ----------------
Paul Goldberg...........      --             --              140,000(E)           140,750(E)
                                                             310,000(U)           128,125(U)
Bruce M. Goldberg.......      --             --              115,000(E)           108,688(E)
                                                             510,000(U)           215,625(U)
Rick Gordon.............      --             --              121,200(E)           165,338(E)
                                                             151,800(U)            66,131(U)
Howard L. Flanders......      --             --               81,200(E)            92,213(E)
                                                             201,800(U)           113,006(U)

- ---------------
(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on the Nasdaq Stock Market on December 31, 1995 (the Company's fiscal year end).

EMPLOYEES', OFFICERS', DIRECTORS' STOCK OPTION PLAN

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated the "Option Plan"). Unless earlier terminated, the Option Plan will continue in effect through May 28, 2004, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 3,250,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Code and "non-qualified stock options" ("non-qualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to non-employee directors and independent contractors associated with the Company of non-qualified stock options.

The Option Plan is administered by the Compensation Committee comprised of two or more "disinterested" directors appointed by the Board from among its members. Any member of the Compensation Committee may be removed at any time either with or without cause by action of the Board and a vacancy on the Compensation Committee due to any reason can be filled by the Board. The current members of the Compensation Committee are the two independent, non-employee directors of the Company, S. Cye Mandel and Sheldon Lieberbaum. Subject to the express limitations of the Option Plan, the Compensation Committee has authority, in its discretion, to interpret the Option Plan, to adopt, prescribe, amend and rescind rules and regulations as it deems appropriate concerning the holding of its meetings and administration of the Option Plan, to determine and recommend persons to whom options should be granted, the date of each option grant, the number of shares of Common Stock to be included in each option, any vesting schedule, the option price and term (which in no event will be for a period more than ten years from the date of grant) and the form and content of agreements evidencing options to be issued under the Option Plan.

Options may be currently granted under the Option Plan to any key employee or non-employee director or prospective key employee or non-employee director (conditioned upon, and effective not earlier than, his or her becoming an employee or director) of or independent contractors associated with the Company or its subsidiaries. However, as required by the Code, non-employee directors and independent contractors are only eligible to receive non-qualified stock options. In determining key employees to whom options will be granted, the Compensation Committee takes into consideration the key employee's present and potential contribution to the success and growth of the Company's business and other such factors as the Compensation Committee may deem proper or relevant in its discretion including whether such person performs important job functions or makes important decisions for the Company, as well as the judgment, initiative, leadership and continued efforts of eligible participants. Employees who are also officers or directors of the Company or its subsidiaries will not by reason of such offices be ineligible to receive options. However, no member of the Compensation Committee is eligible to receive options under the Option Plan.

The exercise price for all options granted under the Option Plan shall not be less than the fair market value of the Company's Common Stock on the date of grant (or, in the case of incentive stock options, 110% of the fair market value if the beneficiary of the grant beneficially owns 10% or more of the outstanding shares of the Company's Common Stock). In addition, the aggregate fair market value of the Company's Common Stock (determined at the date of the option grant) for which an employee may be granted incentive stock options which first become exercisable in any calendar year under the Option Plan may not exceed $100,000. Options granted pursuant to the Option Plan are not transferable during an optionee's lifetime.

The term of and any vesting schedule (whether the option will be exercisable immediately, in stages or otherwise, or the vesting will be based upon any condition such as the operating performance of the Company) for an option granted under the Option Plan is established by the Compensation Committee, but the term may not be more than ten years from the date of grant of the option, except that, in the case of a person receiving an incentive stock option who at such time owns the Company's Common Stock representing more than 10% of the Company's Common Stock outstanding at the time the option is granted, the term of such incentive stock option shall not exceed five years from the date of grant of the option. In general, options will not be exercisable after the expiration of their term. Furthermore, the Compensation Committee has the authority and discretion to determine the time frame in which an optionee has to exercise his options (subject to the 10 year limitation from date of grant) in the event of his termination of employment due to death, disability, termination without cause, retirement, voluntarily leaving the Company and change in control.

To the extent incentive stock options are granted under the Option Plan, this generally entitles an optionee who is an employee to defer recognition of income or loss for federal tax purposes until the shares underlying the options are sold. Under the Option Plan the Company does not obtain any federal tax deductions except in unusual circumstances.

On February 11, 1994, the Company filed a registration statement on Form S-8 with the Commission in order to register 1,687,914 shares of Common Stock then issuable under the Option Plan and 98,160 issuable to an employee of the Company upon the exercise of a stock option granted outside of the Option Plan in connection with an acquisition by the Company. So long as such registration statement remains effective under the Act, shares of Common Stock issued upon the exercise of outstanding options under the Option Plan will be immediately and freely tradable without restriction under the Act, subject to applicable volume limitations, if any, under Rule 144 and, in the case of executive officers and directors of the Company, Section 16 of the Exchange Act. It is contemplated that the Company will at the appropriate time file an amendment to its registration statement on Form S-8 or an additional registration statement in order to register any additional shares of Common Stock reserved for issuance under the Option Plan.

As of March 31, 1996, a total of 2,593,190 options were granted and had not expired or been forfeited, of which 156,627 were exercised and 2,436,563 options were outstanding (of which 1,631,000 options were held by executive officers and directors of the Company as a group, see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values" and 699,640 options are presently exercisable). These options, which are held by 113 persons, are exercisable at prices ranging from $.75 per share to $2.63 per share and are exercisable through various expiration dates from 1996 to 2006.

DEFERRED COMPENSATION PLAN FOR EXECUTIVE OFFICERS AND KEY EMPLOYEES

Effective January 1, 1988, the Company established a deferred compensation plan (the "Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. Pursuant to the Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $16,000 during 1995, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the Deferred Compensation Plan is presently $22,500 per annum.

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

EMPLOYMENT AGREEMENTS

THE GOLDBERG AGREEMENTS

In May 1995, the Company entered into new employment agreements with each of Paul Goldberg, its Chief Executive Officer, and Bruce M. Goldberg, its President and Chief Operating Officer, to take effect on June 1, 1995, as of the expiration of their respective three-year employment agreements expiring on May 31, 1995 (collectively the "1995 Agreements"). The 1995 Agreement for Paul Goldberg extends the term of his employment until December 31, 2000, subject to earlier termination as a result of his retirement as hereinafter described, and provides for a base salary effective as of June 1, 1995, of $250,000 per annum, subject to an annual increase commencing as of January 1, 1996 (which increase shall be prorated for the period between June 1, 1995 and December 31, 1995) equal to the greater of 4% per annum or the increase in the cost of living. The 1995 Agreement for Bruce M. Goldberg extends the term of his employment until December 31, 2000, and provides for a base salary effective as of June 1, 1995, of $275,000 per annum, subject to the same annual increase formula as for Paul Goldberg under his 1995 Agreement. Under the 1995 Agreements, Paul Goldberg and Bruce M. Goldberg are each entitled to receive an annual cash bonus equal to 3% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. In addition, Bruce M. Goldberg received, with respect to fiscal 1995, an additional one time bonus in the amount of $30,000 in January 1996 as a result of the Company's net sales for calendar year 1995 exceeding $135,000,000.

The 1995 Agreements, together with the new employment agreements between the Company and each of Howard L. Flanders and Rick Gordon described below, provided for the granting of an aggregate of 1,000,000 stock options pursuant to the Option Plan as additional incentive compensation for such four executive officers (collectively, the "New Options"). The 1995 Agreements provided for Paul Goldberg and Bruce M. Goldberg to be granted New Options covering 250,000 and 450,000 shares of the Company's Common Stock, respectively, out of the aggregate of 1,000,000 New Options. Each of Messrs. Flanders and Gordon were granted New Options covering 150,000 shares of the Company's Common Stock under his respective employment agreement. All of the New Options were to be granted on the earlier to occur of the date that the registration statement for the 1995 Public Offering became effective, or June 15, 1995. Since such registration statement became effective June 8, 1995, the New Options were granted on such date. The New Options are immediately exercisable over a 10 year period from the date of grant (until June 7, 2005), subject to the vesting schedule set forth below and, in the case of Messrs. Flanders and Gordon, subject to an exercise installment schedule through 2002 (10% in 1996; up to 20% in the aggregate in 1997; up to 30% in the aggregate in 1998; up to 40% in the aggregate in 1999; up to 50% in the aggregate in 2000; up to 75% in the aggregate in 2001; and 100% in the aggregate in 2002) and further subject to generally attempting to maintain at least through 2002 as many of the New Options as possible as incentive stock options. Each of the New Options were to have an exercise price equal to 100% of the fair market value of a share of the Company's Common Stock on the date of grant. The 1995 Agreements, as well as Messrs. Flanders' and Gordon's respective employment agreements, contemplated that, if the date of grant was the effective date of the registration statement for the 1995 Public Offering, the exercise price would be the public offering price per share of the Company's Common Stock offered pursuant to the offering. Since the date of grant was such effective date, the exercise price per share of the New Options is equal to the $1.875 public offering price per share. The New Options granted to each of the executive officers will vest in no event later than 9 years from the date of grant, subject to earlier vesting in the following percentage increments based upon the Company attaining net earnings per share on a primary basis in any year from 1995 through 2000, inclusive, in at least the following amounts:

     PERCENTAGE OF                                        NET EARNINGS
   OPTIONS VESTED(%)                                      PER SHARE($)
   -----------------                                      ------------
         25%........................................           $.18
         50.........................................            .22
         75.........................................            .28
        100.........................................            .38

In addition, in the event that the employment of Paul Goldberg or Bruce M. Goldberg with the Company is terminated without cause (as defined in each of such executive officer's employment agreement) by the Company, the New Options held by such terminated executive officer shall become immediately 100% vested. Furthermore, if there is a change in control (as defined in the employment agreement of each of the four executive officers, including Messrs. Flanders and Gordon) of the Company, the New Options held by each of the four executive officers shall become immediately 100% vested. Upon any of the four executive officer's termination of employment due to certain events, to the extent any or all of the New Options granted to him have vested or otherwise vest within the time frames hereinafter described for exercise after termination, the vested New Options are immediately exercisable within the permitted time frames described below. Generally, an executive officer has at least two (2) years from the date of termination or cessation of his employment with the Company as a result of death, disability, voluntary resignation within 180 days after a change in control or retirement (which, for purposes of exercisability of a New Option, is resigning as an employee after reaching age 65) to exercise his vested New Options. In the event of an executive officer's termination or cessation of employment with the Company (i) as a result of his voluntary resignation (other than within 180 days after a change in control or as a result of retirement), he will have three months to exercise any of his vested New Options (provided, that, if he shall die during such three month period, the time of termination of the unexpired portion of his vested New Options will be 18 months following issuance of letters testamentary or letters of administration for his estate, but in no event later than two years after his death) and (ii) for cause, all of the New Options terminate immediately. No early vesting has yet occurred as a result of the Company's net earnings per share or otherwise.

Under Paul Goldberg's 1995 Agreement, he will be able to elect, in his sole discretion, to retire at any time on or after January 1, 1999 (the "Retirement Election"). Upon the earlier to occur of the Retirement Election or at the expiration of the term of the 1995 Agreement, the Company will be obligated to pay Paul Goldberg (in addition to any other compensation he may be entitled to upon termination), and his spouse upon his death, a retirement benefit of $100,000 per annum until the later of the death of Paul Goldberg or his spouse, provide him and his spouse, without cost, until the later of their respective deaths, at least the same level of medical and health insurance benefits as was provided prior to his retirement and continue to pay the premiums on the life insurance policies covering his and his spouse's lives as described hereinbelow and under "Summary Compensation Table" above.

The 1995 Agreements also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans, including the Deferred Compensation Plan and the 401(k) Plan, and the continued use of a Company automobile. See "Summary Compensation Table." In addition, in the event of the disability of Paul Goldberg, the Company will be obligated to continue all compensation and other benefits due under his 1995 Agreement for the shorter of two years or until January 1, 1999, and to thereafter provide the retirement and health benefits described above. In the event of the disability of Bruce M. Goldberg, the Company will be obligated to continue all compensation and other benefits due under his 1995 Agreement for two years thereafter. Furthermore, in addition to the life insurance policies covering the life of Paul Goldberg and Bruce M. Goldberg described under "Summary Compensation Table" being funded by the Company, the Company has agreed to advance the Paul Goldberg Family Insurance Trust or such other person designated by Paul Goldberg (i) each year until the insured's death the amount of the annual premium for a new $1,000,000 face value insurance policy on Paul Goldberg's or his spouse's life and (ii) each year until the later to die of Paul Goldberg or his spouse the amount of the annual premium for a $1,000,000 face value second to die insurance policy on the lives of Paul Goldberg and his spouse. Such annual advances (together with interest to accrue thereon at the rate of 5% per annum) for each policy will be secured by the respective insurance policy and the higher of the advances (together with the interest accrued thereon) for and the cash surrender value of the respective policy will be repaid to the Company upon the death of Paul Goldberg, the death of his spouse or the death of Paul Goldberg and his spouse (as applicable) out of the proceeds thereof. As of this date, these two additional insurance policies have not as yet been obtained.

The 1995 Agreements also provide that, in the event of change in control (as defined) of the Company, each of Paul Goldberg and Bruce M. Goldberg shall have the option in his sole discretion to terminate his 1995 Agreement. In such event, Paul Goldberg would be entitled to elect (in lieu of electing to continue to receive some or all of the compensation, payments and benefits as and when due under the 1995 Agreement) to receive a lump sum payment equal to the sum of
(i) Paul Goldberg's compensation due through the greater of the end of the term of the 1995 Agreement or three years after the change in control, (ii) the present value (assuming a certain discount rate and life expectancy) of the retirement payments payable to Paul Goldberg commencing from the later of the end of the term or three years after the change in control until his death,
(iii) an amount sufficient to pay, until the later of his or his spouse's death, the premium for at least the same level of health insurance benefits as was provided before the change in control and (iv) an amount sufficient to pay, until the later of his or his spouse's death (as applicable), the premiums on the life insurance policies insuring his or his spouse's lives as described in the previous paragraph. Similarly, under Bruce M. Goldberg's 1995 Agreement, in the event of a change in control and Bruce M. Goldberg's election to terminate his 1995 Employment Agreement, Bruce M. Goldberg at his option will be entitled to elect to receive a lump sum payment equal to his compensation due through the later of the end of the term of his 1995 Agreement or three years after the change in control or for such period to continue to receive such compensation as and when due under the 1995 Agreement. In addition, in the event of a change in control, all unvested options held by Paul Goldberg or Bruce M. Goldberg, as well as any other executive officer, would vest and become immediately exercisable.

THE FLANDERS AGREEMENT

In May 1995, the Company entered into an employment agreement with Howard L. Flanders, its Vice President, Corporate Secretary and Chief Financial Officer (the "Flanders Agreement"). The Flanders Agreement will continue through December 31, 1998, and provides for a base salary, effective as of March 1, 1995, of $157,500 per annum, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living. Under the Flanders Agreement, Mr. Flanders is entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation will be limited in any year to an amount no greater than Mr. Flanders' base salary for the applicable year. With respect to fiscal

1995, pursuant to an amendment to the Flanders Agreement, Howard Flanders also received an additional one-time bonus in the amount of $50,000 in January 1996; provided, however, that $40,000 of such one-time bonus was applied as a credit against and reduce the annual cash bonus otherwise payable to Mr. Flanders based upon the 1995 pre-tax income of the Company. The Flanders Agreement also provides for Mr. Flanders to be granted the 150,000 New Options. In addition, the Flanders Agreement provides for certain additional benefits, including participation in the Company benefit plans, including the Deferred Compensation Plan and the 401(k) Plan, payment to Mr. Flanders upon his disability of his compensation and other benefits for two years thereafter and the continued use of a Company automobile. The Flanders Agreement prohibits Mr. Flanders from competing with the Company for two years after any voluntary termination of employment or termination for cause. Further, if Mr. Flanders were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Flanders Agreement. Additionally, under the Flanders Agreement, the Company will pay premiums under a life insurance policy with the beneficiary to be as designated by Mr. Flanders as described under "Summary Compensation Table" above. The Flanders Agreement also provides that, in the event of a change in control (as defined) of the Company, Mr. Flanders will have the option in his sole discretion to terminate the Flanders Agreement. In such event, Mr. Flanders at his option would be entitled to elect to receive a lump-sum payment equal to Mr. Flanders' compensation due through the later of the end of the term of the Flanders Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Flanders Agreement.

THE GORDON AGREEMENT

In May 1995, the Company entered into an employment agreement with Rick Gordon, its Senior Vice President of Sales (the "Gordon Agreement"). The Gordon Agreement will continue through December 31, 1998, and provides for a base salary, effective as of March 1, 1995, of $163,000 per annum, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living. Under the Gordon Agreement, Rick Gordon is entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation will be limited in any year to an amount no greater than Mr. Gordon's base salary for the applicable year. With respect to fiscal 1995, Rick Gordon also received an additional one time bonus in the amount of $15,000 in January 1996 as a result of the Company's net sales for calendar year 1995 exceeded $135,000,000. The Gordon Agreement also provides for Mr. Gordon to be granted the 150,000 New Options. In addition, the Gordon Agreement provides for certain additional benefits, including participation in the Company benefit plans, including the Deferred Compensation Plan and the 401(k) Plan, payment to Mr. Gordon upon his disability of his compensation and other benefits for two years thereafter and the continued use of a Company automobile. The Gordon Agreement prohibits Mr. Gordon from competing with the Company for two years after any voluntary termination of employment or termination for cause. Further, if Mr. Gordon were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Gordon Agreement. Additionally, under the Gordon Agreement, the Company will pay premiums under a life insurance policy with the beneficiary to be as designated by Mr. Gordon as described under "Summary Compensation Table" above. The Gordon Agreement also provides that, in the event of a change in control (as defined) of the Company, Mr. Gordon will have the option in his sole discretion to terminate the Gordon Agreement. In such event, Mr. Gordon at his option would be entitled to elect to receive a lump-sum payment equal to Mr. Gordon's compensation due through the later of the end of the term of the Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Gordon Agreement.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board consists of S. Cye Mandel and Sheldon Lieberbaum, both being independent, non-employee Directors of the Company. See
Item 10. Directors and Executive Officers of the Registrant - Board Committees - Compensation Committee. Sheldon Lieberbaum is the director of corporate finance and a director and shareholder of Lew Lieberbaum & Co., which acted as the underwriter of the 1995 Public Offering and received the compensation in connection therewith described in Item 13. Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1996, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 1995 and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                        PERCENT OF
                                                            AMOUNT AND NATURE OF       OUTSTANDING
NAME OF BENEFICIAL OWNER(1)                                 BENEFICIAL OWNERSHIP        SHARES(2)
- ---------------------------                                 --------------------       -----------
Bruce M. Goldberg(3)(4)....................................       3,010,542               15.2%
Paul Goldberg(3)(5)........................................       2,830,877               14.3%
S. Cye Mandel..............................................           5,625                *
Howard L. Flanders.........................................           1,000                *
Rick Gordon................................................           1,000                *
Sheldon Lieberbaum(6)......................................              --               --
All executive officers and directors as a
  group (6 persons)(3)(4)(5)(6)............................       3,835,643               19.3%

- ---------------
  *   Less than 1%

(1) The address of each of Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders and Rick Gordon is the Company, 16115 N.W. 52nd Avenue, Miami, Florida 33014; S. Cye Mandel is 1800 Northeast 114th Street, Apt. 2305, North Miami, Florida 33181; and Sheldon Lieberbaum is 600 Old Country Road, Suite 518, Garden City, New York 11530.

(2) Excludes outstanding stock options to purchase 2,652,274 shares of the Company's Common Stock, of which 2,436,563 options to purchase shares (including the New Options) were issued pursuant to the Option Plan. Of these outstanding options, 1,631,000 options (including the New Options) are held by the executive officers and directors of the Company as a group, including 625,000 options (including 450,000 New Options) held by Bruce M. Goldberg, 450,000 options (including 250,000 New Options) held by Paul Goldberg, 283,000 options (including 150,000 New Options) held by Howard L. Flanders and 273,000 options (including 150,000 New Options) held by Rick Gordon. Further excludes currently outstanding warrants to purchase 1,243,125 shares of the Company's Common Stock, and obligations of the Company upon the happening of certain events and conditions to issue 1,000 shares of the Company's Common Stock and incentive stock options covering an additional 95,000 shares. If all options and warrants outstanding as of March 31, 1996, were exercised (which includes the New Options), Bruce M. Goldberg, Paul Goldberg, Howard
      L. Flanders, Rick Gordon and all executive officers and directors of the Company as a group would beneficially own as of March 31, 1996, 15.2%, 13.8%, 1.2%, 1.1% and 22.9%, respectively, of the Company's Common Stock.

(3) Includes for each of Bruce M. Goldberg and Paul Goldberg and all executive officers and directors as a group the 2,013,401 shares of the Company's Common Stock that Paul Goldberg and Bruce Goldberg, as trustees, have the right to vote for up to a period of six years with respect to the election of directors of the Company pursuant and subject to a voting trust agreement, dated as of December 29, 1995, among the trustees and the former stockholders of the Added Value Companies who were issued such shares in connection with the Added Value Acquisitions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions.

(4)   Includes 53,380, 26,000, 69,496, 69,496 and 69,496 shares of the Company's
      Common Stock held of record by Bruce M. Goldberg as trustee for his sons, Matthew Goldberg and Alec Goldberg, and for his nieces and nephews, Kimberly Phelan, Tiffany Phelan and Patrick Phelan, respectively. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 7,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg, and 36,425 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Matthew Goldberg (23,075 shares) and Alec Goldberg (13,350 shares). Bruce M. Goldberg disclaims beneficial ownership over all such securities.

(5) Includes 319,218 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and 1,250 and 1,250 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for grandchildren, Kimberly Phelan and Tiffany Phelan, respectively. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 192,898 shares of the Company's Common Stock held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.

(6) Does not include the 1995 Underwriter's Warrants issued to Lew Lieberbaum in connection with the 1995 Public Offering. See Item 13. Certain Relationships and Related Transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sheldon Lieberbaum, a director of the Company, is director of corporate finance and a director and shareholder of Lew Lieberbaum. In connection with the 1995 Public Offering, Lew Lieberbaum received compensation, including a selling commission and discount equal to 9% of the gross proceeds of the 1995 Public Offering (approximately $883,000), a non-accountable expense allowance equal to 3% of the gross proceeds of the 1995 Public Offering (approximately $294,000), a consulting fee equal to $66,000, reimbursement of certain accountable expenses aggregating approximately $64,000 and warrants to purchase (collectively, the "1995 Underwriter's Warrants") 523,250 shares of the Company's Common Stock (the number of shares of the Company's Common Stock equal to 10% of the Company's Common Stock sold in the 1995 Public Offering) at an exercise price per share of $2.625 per share (140% of the public offering price of the Company's Common Stock sold in the 1995 Public Offering). The 1995 Underwriter's Warrants are exercisable for a period of four years commencing on June 8, 1996.

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

                                       ALL AMERICAN SEMICONDUCTOR, INC.
                                       (Registrant)

                                       By: /s/ PAUL GOLDBERG
                                          --------------------------------------
                                           Paul Goldberg, Chairman of the Board,
                                           Chief Executive Officer and Director
                                           (Duly Authorized Officer)

                                       By: /s/ HOWARD L. FLANDERS
                                          --------------------------------------
                                           Howard L. Flanders, Vice President,
                                           Chief Financial Officer and Director
                                           (Principal Financial and Accounting
                                               Officer)

Dated: April 29, 1996