Form 10-Q
period 1996-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1996-05-15
CIK 818074

================================================================================

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

                      FOR THE QUARTER ENDED MARCH 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. _X_ Yes   ___ No

As of May 9, 1996, 20,418,894 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX

PART  ITEM                                                                  PAGE
NO.   NO.                          DESCRIPTION                               NO.
- --------------------------------------------------------------------------------
I           FINANCIAL INFORMATION:

      1.    Financial Statements

            Consolidated Condensed Balance Sheets at March 31, 1996
             (Unaudited) and December 31, 1995................................ 1

            Consolidated Condensed Statements of Income for the Quarters
             Ended March 31, 1996 and 1995 (Unaudited)........................ 2

            Consolidated Condensed Statements of Cash Flows for the
             Quarters Ended March 31, 1996 and 1995 (Unaudited)............... 3

            Notes to Consolidated Condensed Financial Statements (Unaudited).. 4

      2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................. 6

II         OTHER INFORMATION:

      5.   Other Information..................................................10

      6.   Exhibits and Reports on Form 8-K...................................10

           SIGNATURES.........................................................11

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 MARCH 31              December 31
ASSETS                                                                               1996                     1995
- ------------------------------------------------------------------------------------------------------------------
Current assets:                                                               (UNAUDITED)
    Cash..............................................................  $         374,000       $          276,000
    Accounts receivable, less allowances for doubtful
        accounts of $1,075,000 and $921,000...........................         40,343,000               35,101,000
    Inventories.......................................................         74,596,000               67,463,000
    Other current assets..............................................          2,605,000                1,959,000
                                                                        -----------------       ------------------
        Total current assets..........................................        117,918,000              104,799,000
Property, plant and equipment-net.....................................          4,601,000                3,882,000
Deposits and other assets.............................................          2,598,000                2,316,000
Excess of cost over fair value of net assets acquired-net.............          3,494,000                3,477,000
                                                                        -----------------       ------------------
                                                                        $     128,611,000       $      114,474,000
                                                                        =================       ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt.................................  $         508,000       $          844,000
    Accounts payable and accrued expenses.............................         36,358,000               43,451,000
    Income taxes payable..............................................            177,000                  199,000
    Other current liabilities.........................................            287,000                  953,000
                                                                        -----------------       ------------------
        Total current liabilities.....................................         37,330,000               45,447,000
Long-term debt:
    Notes payable.....................................................         51,798,000               29,900,000
    Subordinated debt.................................................          6,491,000                6,515,000
    Other long-term debt..............................................            414,000                  345,000
                                                                        -----------------       ------------------
                                                                               96,033,000               82,207,000
                                                                        -----------------       ------------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued.......................................                  -                        -
    Common stock, $.01 par value, 40,000,000 shares
        authorized, 20,413,894 and 19,863,895 shares
         issued, 19,923,895 and 19,863,895
        shares outstanding............................................            199,000                  199,000
    Capital in excess of par value....................................         25,661,000               25,511,000
    Retained earnings.................................................          7,169,000                7,008,000
    Less treasury stock, at cost, 180,295 shares......................           (451,000)                (451,000)
                                                                        -----------------       ------------------
                                                                               32,578,000               32,267,000
                                                                        -----------------       ------------------
                                                                        $     128,611,000       $      114,474,000
                                                                        =================       ==================

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

QUARTERS ENDED MARCH 31                                                                 1996                  1995
- ------------------------------------------------------------------------------------------------------------------
NET SALES...............................................................  $       67,197,000    $       38,286,000
Cost of sales...........................................................         (52,541,000)          (29,418,000)
                                                                          ------------------    ------------------
Gross profit............................................................          14,656,000             8,868,000
Selling, general and administrative expenses............................         (12,557,000)           (7,259,000)
Nonrecurring expenses...................................................            (445,000)                    -
                                                                          -------------------   ------------------

INCOME FROM OPERATIONS..................................................           1,654,000             1,609,000

Interest expense........................................................            (997,000)             (665,000)
                                                                          ------------------    ------------------
Income before income taxes and extraordinary expense....................             657,000               944,000
Provision for income taxes..............................................            (282,000)             (406,000)
                                                                          ------------------    ------------------
Net income before extraordinary expense.................................             375,000               538,000
Extraordinary expense (net of $161,000
  income tax benefit)...................................................            (214,000)                    -
                                                                          ------------------    ------------------

NET INCOME..............................................................  $          161,000    $          538,000
                                                                          ==================    ==================

Primary and fully diluted earnings per share:
     Net income before extraordinary expense............................             $   .02               $   .04
     Extraordinary expense..............................................                (.01)                    -
                                                                                     -------               -------
     Net income.........................................................             $   .01               $   .04
                                                                                     =======               =======

Average number of common shares outstanding:
     Primary............................................................          20,441,431            12,683,546
                                                                                  ==========            ==========
     Fully diluted......................................................          20,441,431            12,693,881
                                                                                  ==========            ==========

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

QUARTERS ENDED MARCH 31                                                              1996                     1995
- ------------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities................................  $    (20,351,000)       $      (1,704,000)
                                                                         ----------------        -----------------

Cash Flows From Investing Activities:
Acquisition of property and equipment..................................          (828,000)                (173,000)
Increase in other assets...............................................          (220,000)                (150,000)
                                                                         ----------------        -----------------
     Cash flows used for investing activities..........................        (1,048,000)                (323,000)
                                                                         -----------------       -----------------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement..........................        21,992,000                2,138,000
Repayments of notes payable............................................          (495,000)                (169,000)
Net proceeds from issuance of equity securities........................                 -                   30,000
                                                                         ----------------        -----------------

     Cash flows provided by financing activities.......................        21,497,000                1,999,000
                                                                         -----------------       -----------------

Increase (decrease) in cash............................................            98,000                  (28,000)
Cash, beginning of period..............................................           276,000                  200,000
                                                                         ----------------        -----------------

Cash, end of period....................................................  $        374,000        $         172,000
                                                                         ================        =================

Supplemental Cash Flow Information:
Interest paid..........................................................  $        770,000        $         492,000
                                                                         ================        =================

Income taxes paid......................................................  $        185,000        $          10,000
                                                                         ================        =================

Supplemental Schedule of Noncash Investing and Financing Activities:

During the three months ended March 31, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The consideration paid by the Company for such capital stock consisted of 549,999 shares of common stock of the Company valued at $1,375,000 (or $2.50 per share); however, only 60,000 shares of common stock (valued at $150,000) were released to the PPI selling shareholders at closing, with the balance retained in escrow subject to certain conditions subsequent.

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 1996, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.       LONG-TERM DEBT

On May 3, 1996, subsequent to the balance sheet date, the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. Borrowings under the New Credit Facility bear interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%) and are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis.

In connection with the New Credit Facility, on May 6, 1996, the Company repaid all outstanding borrowings under the Company's previous $45 million line of credit facility and repaid the Company's $15 million senior subordinated promissory note (the "Subordinated Note"). The Subordinated Note had been issued on March 18, 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company recognized an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000. The extraordinary expense as well as the related decrease in subordinated debt and increase in notes payable are reflected in the consolidated financial statements at March 31, 1996.

At March 31, 1996, outstanding borrowings under the Company's then existing $45 million line of credit facility aggregated $36,702,000.

3.       ACQUISITIONS

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"), which provides programming and tape and reel services with respect to electronic components. The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

The Additional Consideration will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. If, as of December 31, 2000, all of the Additional Consideration has not been released, the balance held in escrow will be canceled. The PPI selling shareholders must vote all of the Company's common stock issued to them (whether or not held in escrow) as directed by the Company until the escrow is terminated. In addition, the PPI selling shareholders entered into a four-year consulting obligation with PPI in consideration of certain automobile benefits, and a covenant not to compete with PPI. The total amount paid by PPI for such automobile benefits and covenant was $150,000. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $70,000 of excess cost over fair value of net assets acquired. The assets, liabilities and operating results of PPI are included in the consolidated financial statements of the Company from the date of acquisition.

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries all of the capital stock of Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. (collectively, the "Added Value Companies"). The assets, liabilities and operating results of the Added Value Companies are included in the consolidated financial statements from the date of the acquisitions.

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company for the quarter ended March 31, 1995 as if the acquisitions of the Added Value Companies and PPI had occurred at the beginning of the period presented:

QUARTER ENDED MARCH 31                                                      1995
- --------------------------------------------------------------------------------
Net sales.................................................   $        48,819,000
Net income................................................               790,000
Primary and fully diluted earnings per share..............                  $.05

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

4.       OPTIONS

During the quarter ended March 31, 1996, the Company issued an aggregate of 226,500 stock options to 27 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $2.31 per share and are exercisable over a five-year period.

5.       SUBSEQUENT EVENT

In May 1996, the Company decided to close its cable assembly division in Lisle, Illinois and to relocate certain of such operations to its Miami distribution facility. Accordingly, the Company accrued $445,000 of nonrecurring expenses relating to such decision, including the writedown of certain cable assembly-specific inventory, operating costs through the anticipated date of relocation (June 1996) and severance pay. These expenses are reflected in the consolidated financial statements at March 31, 1996.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of consumer goods, satellite and communications products, computers and computer-related products, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. In June 1995, the Company began distributing a very limited offering of computer products, consisting of microprocessors, motherboards and computer upgrade kits. The Company's computer products are sold primarily to retailers, value added resellers and distributors of computer products. As a result of certain acquisitions completed in December 1995, the Company is also involved in the design, manufacture and sale of flat panel display products, as well as standard and custom memory module products.

RESULTS OF OPERATIONS

The Company achieved another record-breaking sales quarter by reaching $67.2 million in net sales for the first quarter of 1996. This represented a 75.5% increase over net sales of $38.3 million for the first quarter of 1995. This dramatic increase in sales primarily reflects revenues generated by newly acquired companies, as well as the general increase in demand for electronic products, an increase in sales in substantially all territories, revenues generated by new sales offices and revenues generated by the computer products division created in the third quarter of 1995.

Gross profit was $14.7 million in the first quarter of 1996, a $5.8 million increase over gross profit of $8.9 million for the same period of 1995. The increase was due to the significant growth in sales. Gross profit margins as a percentage of net sales were 21.8% for the first quarter of 1996 compared to 23.2% for the first quarter of 1995. The decline in gross margins was attributable to several factors, including the development of long-term strategic relationships with accounts who have required aggressive pricing, the competitive environment in the electronic distribution marketplace as well as the increase in sales of memory products and the addition of microprocessors and motherboards to the Company's product mix, all of which carry lower gross margins but either substantially higher unit prices or larger volume and consequently generate higher gross profit dollars. While gross profit margins are expected to continue to decline slightly, the Company believes that any future decline should be offset by increases in sales and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A") was $12.6 million for the first quarter of 1996 compared to $7.3 million for the first quarter of 1995. The increase was primarily the result of the recent acquisitions as well as the Company's rapid growth and aggressive expansion. In December 1995, the Company completed the acquisitions of two companies which affected all categories of SG&A and accounted for approximately 24% of the increase. In addition, the Company incurred consulting fees associated with the systems conversions of the acquired companies. In connection with these acquisitions, the Company created two new divisions. The first division, Aved Industries, is intended to concentrate on the design, manufacture, sales and marketing of flat panel display products and technical support for these products. Additionally, Aved Industries will be involved in the design, manufacture, sales and marketing of standard and custom memory module products. The second division, Apex Solutions, was created to expand the Company's ability to support kitting and turnkey services on a national basis. In connection with these two new divisions, the Company increased staff and incurred additional operating expenses. In addition to the impact of these acquisitions, variable SG&A expenses,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

including sales commissions and telephone expenses, increased as a result of the $28.9 million increase in sales for the quarter ended March 31, 1996 over the same period of 1995.

In order to drive and support future growth as well as to support the operations of the above referenced acquisitions, the Company expanded its sales personnel, during the latter part of 1995 and early 1996 opened three new sales offices, created and staffed northeast and southwest credit departments and increased staffing in almost all corporate departments. Furthermore, in order to diversify its business and expand its service capabilities and product offerings, the Company (i) during the second half of 1995, created a computer products division ("CPD") which distributes microprocessors, motherboards and other computer products and created a cable assembly division in Lisle, Illinois and (ii) during 1996, relocated its west coast programming and distribution center into a significantly larger facility and acquired Programming Plus Incorporated as discussed below. As a result of all of the foregoing, SG&A for the first quarter of 1996 reflects increased salaries, payroll taxes and employee benefit costs as well as additional operating expenses such as rent and office supplies.

SG&A as a percentage of net sales improved slightly to 18.7% for the first quarter ended March 31, 1996, from 19.0% for the same period of 1995. The slight improvement in SG&A as a percentage of sales reflects increased operating efficiencies and benefits from economies of scale which more than offset the impact from the additional expenses described above.

The Company expects to further expand its service capabilities and increase staffing to support its programming center, CPD as well as the new divisions and new sales offices discussed above. As a result, SG&A in absolute dollars and as a percentage of sales may increase in the near term. While these expansions and increases will have a negative impact on profitability in the short term, the Company believes that these investments will enable it to develop better service capabilities in order to provide the Company with a greater competitive advantage. The Company believes that this should enable it to continue to increase its market share and ultimately result in improved financial performance in the future.

Income from operations increased slightly to $1.7 million for the first quarter of 1996 compared to $1.6 million for the first quarter of 1995, notwithstanding nonrecurring expenses in the first quarter of 1996 of $445,000 relating to the closing of the Company's cable assembly division in Lisle, Illinois. See Note 5 to Notes to Consolidated Condensed Financial Statements. The increase in income from operations, excluding the nonrecurring expenses, was attributable to the significant increase in sales as well as the profit generated by the Company's recent acquisition of Programming Plus Incorporated ("PPI"), see Note 3 to Notes to Consolidated Condensed Financial Statements, all of which more than offset the decline in gross profit margins and the additional expenses associated with the Company's expansion.

Interest expense increased to $997,000 for the first quarter of 1996, as compared to $665,000 for the same period of 1995. The increase resulted from additional borrowings required to fund the Company's continued growth, including additional borrowings incurred in connection with the two acquisitions completed in December 1995. In connection with the New Credit Facility, beginning with the second quarter of 1996, interest expense will reflect the amortization of deferred financing fees of approximately $200,000 per quarter as well as the impact from the increase in the Company's borrowing rate under the New Credit Facility. See Note 2 to Notes to Consolidated Condensed Financial Statements.

Net income before extraordinary expense was $375,000 for the quarter ended March 31, 1996 compared to $538,000 for the quarter ended March 31, 1995. The decrease in net income before extraordinary expense was

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

attributable to the increase in SG&A, the recording of nonrecurring expenses of $254,000 on an after-tax basis relating to the closing of the Company's cable assembly division in Lisle, Illinois as well as the increased interest expense. Earnings per share before extraordinary expense was $.02 for the first quarter of 1996 compared to $.04 for the same period of 1995. As a result of the early extinguishment of the Company's $15 million senior subordinated promissory note, the Company incurred an extraordinary after-tax expense of $214,000 (or $.01 per share) as of March 31, 1996. See Note 2 to Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1996 increased to approximately $80.6 million from working capital of $59.4 million at December 31, 1995. The current ratio was 3.16:1 at March 31, 1996, as compared to 2.31:1 at December 31, 1995. The increase in the current ratio was primarily due to an increase in accounts receivable and inventory as well as a reduction in accounts payable and accrued expenses. Accounts receivable levels at March 31, 1996 were $40.3 million, up from accounts receivable of $35.1 million at December 31, 1995 reflecting the record level of sales for the first quarter of 1996. Inventory increased to $74.6 million at March 31, 1996 from $67.5 million at December 31, 1995. The increase in inventory was primarily to support the increases in sales as well as to support budgeted future growth. Accounts payable and accrued expenses decreased to $36.4 million at March 31, 1996, from $43.5 million at December 31, 1995, primarily as a result of the payment of liabilities incurred in connection with the two acquisitions completed in December 1995.

On May 3, 1996, subsequent to the balance sheet date, the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. Borrowings under the New Credit Facility bear interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%) and are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. See Note 2 to Notes to Consolidated Condensed Financial Statements.

At March 31, 1996, outstanding borrowings under the Company's then existing $45 million line of credit facility aggregated $36.7 million.

Effective January 1, 1996, the Company purchased all of the capital stock of PPI. The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. If, as of December 31, 2000, all of the Additional Consideration has not been released, the balance held in escrow will be canceled. The PPI selling shareholders must vote all of the Company's common

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

stock issued to them (whether or not held in escrow) as directed by the Company until the escrow is terminated. In addition, the PPI selling shareholders entered into a four-year consulting obligation with PPI in consideration of certain automobile benefits, and a covenant not to compete with PPI. The total amount paid by PPI for such automobile benefits and covenant was $150,000. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $70,000 of excess cost over fair value of net assets acquired. The assets, liabilities and operating results of PPI are included in the consolidated financial statements of the Company from the date of acquisition.

The Company expects that its cash flows from operations and additional borrowings available under the New Credit Facility will be sufficient to meet its current financial requirements over the next twelve months.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 5.  OTHER INFORMATION

                  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Notes 2 and 3, respectively, to Notes to Consolidated Condensed Financial Statements in Part I of this report for discussions of the Company's New Credit Facility and the Company's acquisition of Programming Plus Incorporated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                  10.1 Stock Purchase Agreement (without schedules) dated as of January 1, 1996 among the Company, as purchaser, and Steven E. Culligan, Alan G. Bowen and Robert Harrington, as sellers

                  10.2 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party hereto and the Company, as borrower, together with six (6) Revolving Credit Notes, all dated May 10, 1996, aggregating $100,000,000

                  27.1     Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL AMERICAN SEMICONDUCTOR, INC.
                                  ----------------------------------------------
                                  (Registrant)

Date:  May 14, 1996               /s/ PAUL GOLDBERG
                                  ----------------------------------------------
                                  Paul Goldberg, Chairman of the Board and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)

Date:  May 14, 1996               /s/ HOWARD L. FLANDERS
                                  ----------------------------------------------
                                  Howard L. Flanders, Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)