Form 10-Q
period 1996-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1996-08-14
CIK 818074

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                                   --OR--
 ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X Yes   ___ No

As of August 9, 1996, 20,418,894 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX

PART     ITEM                                                             PAGE
NO.      NO.                      DESCRIPTION                              NO.
- --------------------------------------------------------------------------------
I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at June 30, 1996
                   (Unaudited) and December 31, 1995.....................   1

                  Consolidated Condensed Statements of Operations for the
                   Quarters and Six Months Ended June 30, 1996 and 1995
                   (Unaudited)...........................................   2

                  Consolidated Condensed Statements of Cash Flows for the
                   Six Months Ended June 30, 1996 and 1995 (Unaudited)...   3

                  Notes to Consolidated Condensed Financial Statements
                   (Unaudited)...........................................   4

         2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   6

II                OTHER INFORMATION:

         6.       Exhibits and Reports on Form 8-K.......................   9

                  SIGNATURES.............................................   9

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      JUNE 30          December 31
ASSETS                                                                                   1996                 1995
- ------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
Current assets:
    Cash.................................................................  $          179,000   $          276,000
    Accounts receivable, less allowances for doubtful
        accounts of $1,248,000 and $921,000..............................          37,066,000           35,101,000
    Inventories..........................................................          80,736,000           67,463,000
    Other current assets.................................................           4,087,000            1,959,000
                                                                           ------------------   ------------------
        Total current assets.............................................         122,068,000          104,799,000
Property, plant and equipment - net......................................           5,250,000            3,882,000
Deposits and other assets................................................           5,594,000            2,316,000
Excess of cost over fair value of net assets acquired - net..............           3,575,000            3,477,000
                                                                           ------------------   ------------------
                                                                           $      136,487,000   $      114,474,000
                                                                           ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt....................................  $          447,000   $          844,000
    Accounts payable and accrued expenses................................          41,577,000           43,451,000
    Income taxes payable.................................................                   -              199,000
    Other current liabilities............................................             578,000              953,000
                                                                            -----------------   ------------------
        Total current liabilities........................................          42,602,000           45,447,000
Long-term debt:
    Notes payable........................................................          54,843,000           29,900,000
    Subordinated debt....................................................           6,496,000            6,515,000
    Other long-term debt.................................................             482,000              345,000
                                                                            -----------------   ------------------
                                                                                  104,423,000           82,207,000
                                                                            -----------------   ------------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued..........................................                   -                    -
    Common stock, $.01 par value, 40,000,000 shares authorized,
        20,418,894 and 19,863,895 shares issued, 19,928,895 and
        19,863,895 shares outstanding....................................             199,000              199,000
    Capital in excess of par value.......................................          25,670,000           25,511,000
    Retained earnings....................................................           6,646,000            7,008,000
    Treasury stock, at cost, 180,295 shares..............................            (451,000)            (451,000)
                                                                           ------------------   ------------------
                                                                                   32,064,000           32,267,000
                                                                           ------------------   ------------------
                                                                           $      136,487,000   $      114,474,000
                                                                           ==================   ==================

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   QUARTERS                             SIX MONTHS
PERIODS ENDED JUNE 30                                      1996                1995                1996              1995
- -------------------------------------------------------------------------------------------------------------------------
NET SALES...................................   $     62,567,000   $      45,489,000  $      129,764,000  $     83,775,000
Cost of sales...............................        (47,949,000)        (35,685,000)       (100,490,000)      (65,103,000)
                                               ----------------   -----------------  ------------------  ----------------
Gross profit................................         14,618,000           9,804,000          29,274,000        18,672,000
Selling, general and
    administrative expenses.................        (14,078,000)         (7,666,000)        (26,635,000)      (14,925,000)
Nonrecurring expenses.......................           (485,000)                  -            (930,000)                -
                                               ----------------   -----------------  ------------------  ----------------

INCOME FROM OPERATIONS......................             55,000           2,138,000           1,709,000         3,747,000

Interest expense............................         (1,451,000)           (721,000)         (2,448,000)       (1,386,000)
                                               ----------------   -----------------  ------------------  ----------------
Income (loss) before income taxes
    and extraordinary items.................         (1,396,000)          1,417,000            (739,000)        2,361,000
Income tax (provision) benefit..............            601,000            (609,000)            319,000        (1,015,000)
                                               ----------------   -----------------  -----------------   ----------------
Income (loss) before
    extraordinary items.....................           (795,000)            808,000            (420,000)        1,346,000
Extraordinary items:
    Gain from settlement of litigation
         (net of $205,000 income tax
         provision).........................            272,000                   -             272,000                 -
    Loss on early retirement of debt
         (net of $161,000 income tax
         benefit)...........................                  -                   -            (214,000)                -
                                               ----------------   -----------------  ------------------  ----------------

NET INCOME (LOSS)...........................   $       (523,000)  $         808,000  $         (362,000) $      1,346,000
                                               ================   =================  ==================  ================

Primary and fully diluted earnings per share:
    Income (loss) before
         extraordinary items................              $(.04)               $.06               $(.02)             $.10
    Extraordinary items.....................                .01                   -                   -                 -
                                                          -----                ----               -----              ----
    Net income (loss).......................              $(.03)               $.06               $(.02)             $.10
                                                          =====                ====               =====              ====
Average number of common shares outstanding:
    Primary.................................         20,439,031          14,043,283          20,444,245        13,348,802
                                                     ==========          ==========          ==========        ==========
    Fully diluted...........................         20,439,031          14,170,464          20,444,245        13,585,049
                                                     ==========          ==========          ==========        ==========

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                           1996                       1995
- ------------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities...........................     $    (19,235,000)         $      (4,199,000)
                                                                       ----------------          -----------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.............................           (1,655,000)                  (689,000)
Increase in other assets..........................................           (3,658,000)                   (72,000)
                                                                       ----------------          -----------------

     Cash flows used for investing activities.....................           (5,313,000)                  (761,000)
                                                                       ----------------          -----------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement........           25,073,000                 (2,306,000)
Increase in notes payable.........................................           15,000,000                     90,000
Repayments of notes payable.......................................          (15,631,000)                  (223,000)
Net proceeds from issuance of equity securities...................                9,000                  7,404,000
                                                                       ----------------          -----------------

     Cash flows provided by financing activities..................           24,451,000                  4,965,000
                                                                       ----------------          -----------------

Increase (decrease) in cash.......................................              (97,000)                     5,000
Cash, beginning of period.........................................              276,000                    200,000
                                                                       ----------------          -----------------

Cash, end of period...............................................     $        179,000          $         205,000
                                                                       ================          =================

Supplemental Cash Flow Information:
Interest paid.....................................................     $      1,850,000          $       1,255,000
                                                                       ================          =================

Income taxes paid.................................................     $      1,093,000          $         156,000
                                                                       ================          =================

Supplemental Schedule of Noncash Investing and Financing Activities:

During the six months ended June 30, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The consideration paid by the Company for such capital stock consisted of 549,999 shares of common stock of the Company valued at $1,375,000 (or $2.50 per share); however, only 60,000 shares of common stock (valued at $150,000) were released to the PPI selling shareholders at closing, with the balance retained in escrow subject to certain conditions subsequent.

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1996, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.       LONG-TERM DEBT

On May 3, 1996 the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. Borrowings under the New Credit Facility bear interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%) and are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. In August 1996, subsequent to the balance sheet date, the Company's New Credit Facility was amended whereby certain financial covenants were modified.

In connection with the New Credit Facility, on May 6, 1996, the Company repaid all outstanding borrowings under the Company's previous $45 million line of credit facility and repaid the Company's $15 million senior subordinated promissory note (the "Subordinated Note"). The Subordinated Note had been issued on March 18, 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company accrued, in the first quarter of 1996, an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000. The extraordinary expense as well as the related decrease in subordinated debt and increase in notes payable are reflected in the consolidated financial statements for the six months ended June 30, 1996.

At June 30, 1996, outstanding borrowings under the Company's credit facility aggregated $54,783,000.

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

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company for the quarter and six months ended June 30, 1995 as if the acquisitions of the Added Value Companies and PPI had occurred at the beginning of the periods presented:

PERIODS ENDED JUNE 30, 1995                                                      QUARTER                 SIX MONTHS
- -------------------------------------------------------------------------------------------------------------------
Net sales.....................................................               $54,751,000               $103,570,000
Net income....................................................                   993,000                  1,783,000
Primary earnings per share....................................                       .06                        .12
Fully diluted earnings per share..............................                       .06                        .11

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

4.       OPTIONS

During the six months ended June 30, 1996, the Company issued an aggregate of 226,500 stock options to 27 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $2.31 per share and are exercisable over a five-year period.

5.       SETTLEMENT OF LITIGATION

In June 1996, the Company settled a civil action in connection with the Company's prior acquisition of certain computer equipment. In connection with the settlement agreement, the Company recognized an extraordinary after-tax gain of $272,000 ($.01 per share), net of related expenses, which is reflected in the consolidated financial statements for the three and six months ended June 30, 1996.

6.       NONRECURRING EXPENSES

In May 1996, the Company decided to close its cable assembly division in Lisle, Illinois and to relocate certain of such operations to its Miami distribution facility. Accordingly, the Company accrued $445,000 of nonrecurring expenses in the first quarter of 1996 relating to such decision, including the writedown of certain cable assembly-specific inventory, operating costs through the date of relocation and severance pay.

In June 1996, the Company terminated certain employment agreements which were entered into in connection with the Added Value Companies' acquisitions. As a result, the Company accrued $485,000 of nonrecurring expenses in the second quarter of 1996 representing the aggregate of the payments to be made under such agreements through their expiration dates of December 31, 1997.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. In June 1995, the Company began distributing a very limited offering of computer products, presently consisting of microprocessors, motherboards, computer upgrade kits, keyboards and disk drives. The Company's computer products are sold primarily to value added resellers, retailers and distributors of computer products. As a result of certain acquisitions completed in December 1995, the Company is also involved in the design, manufacture and sale of flat panel display products, as well as standard and custom memory module products.

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended June 30, 1996 were $62.6 million and $129.8 million, representing a 37.5% and 54.9% increase over net sales of $45.5 million and $83.8 million for the same periods of 1995. The increases were attributable to revenues generated by acquired companies, higher sales in substantially all territories, revenues generated from new sales offices, and revenues from the computer products division. Sales for the second quarter were substantially below the Company's expectations due to adverse market conditions and price erosion on a broad range of products.

Gross profit was $14.6 million in the second quarter of 1996, a 49.1% increase over gross profit of $9.8 million for the same period of 1995. For the first six months of 1996, gross profit was $29.3 million compared to $18.7 million for the same period of 1995 representing a 56.8% increase. The increases were due to the growth in sales as well as the increase in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales were 23.4% and 22.6% for the second quarter and first six months of 1996, compared to 21.6% and 22.3% for the second quarter and first six months of 1995. The increase in gross profit margins primarily reflects a fewer number of low margin, large volume transactions during the 1996 periods than in the previous year.

Selling, general and administrative expenses ("SG&A") was $14.1 million for the second quarter of 1996 compared to $7.7 million for the second quarter of 1995. SG&A for the first half of 1996 was $26.6 million compared to $14.9 million for the same period of 1995. The increases were primarily the result of the December 1995 acquisitions as well as the Company's rapid growth and aggressive expansion. In connection with such acquisitions, all categories of SG&A increased. In addition, the Company incurred consulting fees associated with the systems conversions of the acquired companies and with the further development of the Company's value added strategies. SG&A also increased as a result of two new divisions, Aved Industries and Apex Solutions, which were created as part of the acquisitions. Aved Industries concentrates on the design, manufacture, sales and marketing of flat panel display products and technical support for these products, as well as the design, manufacture, sales and marketing of standard and custom memory module products. Apex Solutions was created to expand the Company's ability to support kitting and turnkey services on a national basis. In connection with these two new divisions, the Company increased staff and also incurred additional operating expenses. In addition to the impact of these acquisitions, variable SG&A expenses, including sales commissions and telephone expenses, increased as a result of the increases in sales for the 1996 periods over the same periods of 1995.

In order to drive and support future growth as well as to support the operations of the above referenced acquisitions, the Company expanded its sales personnel, during the latter part of 1995 and early 1996 opened four new sales offices, created and staffed northeast and southwest credit departments and increased staffing in

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

almost all corporate departments. Furthermore, in an effort to diversify its business and expand its service capabilities and product offerings, the Company, during 1995, created a computer products division ("CPD") which distributes microprocessors, motherboards and other computer products and created a cable assembly division in Lisle, Illinois. During 1996, the Company relocated its west coast programming and distribution center into a significantly larger facility and added additional staff for these operations. In 1996, the Company also acquired Programming Plus Incorporated (see Note 3 to Notes to Consolidated Condensed Financial Statements) and further increased staffing to support CPD. As a result of all of the foregoing, SG&A for the 1996 periods reflect increased salaries, payroll taxes and employee benefit costs as well as additional operating expenses such as rent and office supplies.

SG&A as a percentage of net sales was 22.5% and 20.5% for the second quarter and six months ended June 30, 1996, compared to 16.9% and 17.8% for the same periods of 1995. The increases in SG&A as a percentage of net sales reflect the increases in expenses associated with the acquisitions and expansion described above as well as with the continued building of the Company's infrastructure to support significantly higher sales levels than were attained. SG&A in absolute dollars and as a percentage of net sales may further increase in the near term.

Due to the recent adverse market conditions and the significantly lower than anticipated sales level, the Company has developed and begun implementing expense control strategies. The positive impact of these strategies may not be realized until future periods. The Company believes that as the expense adjustments take effect and as the adverse market conditions subside, the Company should improve its performance in the future.

Income from operations for the second quarter of 1996 was $55,000, after deducting nonrecurring expenses of $485,000 relating to the termination of certain employment agreements which were entered into in connection with the Company's December 1995 acquisitions (see Note 6 to Notes to Consolidated Condensed Financial Statements). This compared to $2.1 million of income from operations for the second quarter of 1995. For the six months ended June 30, 1996, income from operations was $1.7 million, after deducting nonrecurring expenses of $930,000 (see Note 6 to Notes to Consolidated Condensed Financial Statements) compared with $3.7 million for the same period of 1995. The decreases in income from operations, excluding the nonrecurring expenses, was attributable to the increases in SG&A which more than offset the increase in sales and gross profit margins.

Interest expense increased to $1.5 million and $2.4 million for the second quarter and first half of 1996, respectively, as compared to $721,000 and $1.4 million for the same periods of 1995. The increases resulted from additional borrowings to fund the two acquisitions completed in December 1995 as well as additional borrowings required to support the Company's continued growth. Interest expense for the 1996 periods also reflects amortization of deferred financing fees as well as the impact from the increase in the Company's borrowing rate under the New Credit Facility. See Note 2 to Notes to Consolidated Condensed Financial Statements.

For the quarter and six months ended June 30, 1996, the Company had net losses of $523,000, $.03 per share, and $362,000, $.02 per share, compared to net income of $808,000, $.06 per share, and $1.3 million, $.10 per share, for the 1995 periods. Included in the second quarter and first six months of 1996 is an extraordinary after-tax gain of $272,000 recognized in connection with the Company's settlement of a civil litigation (see Note 5 to Notes to Consolidated Condensed Financial Statements). In addition, the six-month period of 1996 includes an extraordinary after-tax expense of $214,000 resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note (see Note 2 to Notes to Consolidated Condensed Financial Statements).

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 increased to approximately $79.5 million, from working capital of $59.4 million at December 31, 1995. The current ratio was 2.87:1 at June 30, 1996, as compared to 2.31:1 at December 31, 1995. The increase in the current ratio was primarily due to an increase in inventory as well as a slight reduction in accounts payable and accrued expenses. Accounts receivable levels at June 30, 1996 were $37.1 million, up slightly from accounts receivable of $35.1 million at December 31, 1995, reflecting the growth in sales in the first half of 1996. Inventory increased to $80.7 million at June 30, 1996, from $67.5 million at December 31, 1995. The increase in inventory was primarily to support previously budgeted growth as well as increases in sales. Accounts payable and accrued expenses decreased slightly to $41.6 million at June 30, 1996, from $43.5 million at December 31, 1995. This decrease was primarily due to the payment of liabilities incurred in connection with the two acquisitions completed in December 1995, which was partially offset by the increase in inventory.

On May 3, 1996, the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. Borrowings under the New Credit Facility bear interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%) and are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. See Note 2 to Notes to Consolidated Condensed Financial Statements. At June 30, 1996, outstanding borrowings under the New Credit Facility aggregated $54.8 million.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           10.1 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996

                           27.1   Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                         ------------------------------

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

                                  ALL AMERICAN SEMICONDUCTOR, INC.
                                  ----------------------------------------------
                                  (Registrant)

Date:  August 14, 1996            /s/ PAUL GOLDBERG
                                  ----------------------------------------------
                                  Paul Goldberg, Chairman of the Board and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)

Date:  August 14, 1996            /s/ HOWARD L. FLANDERS
                                  ----------------------------------------------
                                  Howard L. Flanders, Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         DOCUMENT DESCRIPTION                             SEQUENTIAL PAGE NUMBER
         --------------------                             ----------------------
10.1     Amendment No. 1 to Loan and Security Agreement             14
         dated August 2, 1996

27.1     Financial Data Schedule                                    19