Form 10-Q
period 1996-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1996-11-14
CIK 818074

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                                     --OR--

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

As of November 11, 1996, 20,418,894 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX

PART     ITEM                                                                                                 PAGE
NO.      NO.                                    DESCRIPTION                                                     NO.
-------------------------------------------------------------------------------------------------------------------
I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 1996
                   (Unaudited) and December 31, 1995..........................................................   1

                  Consolidated Condensed Statements of Operations for the Quarters
                   and Nine Months Ended September 30, 1996 and 1995 (Unaudited)..............................   2

                  Consolidated Condensed Statements of Cash Flows for the
                   Nine Months Ended September 30, 1996 and 1995 (Unaudited)..................................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)............................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................................................   8

II                OTHER INFORMATION:

         4.       Submission of Matters to a Vote of Security Holders.........................................  12

         6.       Exhibits and Reports on Form 8-K............................................................  12

                  SIGNATURES..................................................................................  13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                SEPTEMBER 30           DECEMBER 31
ASSETS                                                                                  1996                  1995
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
    Cash...............................................................    $         199,000     $         276,000
    Accounts receivable, less allowances for doubtful
        accounts of $1,442,000 and $921,000............................           34,130,000            35,101,000
    Inventories........................................................           67,480,000            67,463,000
    Other current assets...............................................            6,211,000             1,959,000
                                                                           -----------------     -----------------
        Total current assets...........................................          108,020,000           104,799,000
Property, plant and equipment - net....................................            5,492,000             3,882,000
Deposits and other assets..............................................            5,229,000             2,316,000
Excess of cost over fair value of net assets acquired - net............            1,096,000             3,477,000
                                                                           -----------------     -----------------
                                                                           $     119,837,000     $     114,474,000
                                                                           =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt..................................    $         473,000     $         844,000
    Accounts payable and accrued expenses..............................           33,774,000            43,451,000
    Income taxes payable...............................................                    -               199,000
    Other current liabilities..........................................              620,000               953,000
                                                                           -----------------     -----------------
        Total current liabilities......................................           34,867,000            45,447,000
Long-term debt:
    Notes payable......................................................           53,280,000            29,900,000
    Subordinated debt..................................................            6,441,000             6,515,000
    Other long-term debt...............................................              535,000               345,000
                                                                           -----------------     -----------------
                                                                                  95,123,000            82,207,000
                                                                           -----------------     -----------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued........................................                    -                     -
    Common stock, $.01 par value, 40,000,000 shares authorized,
        20,418,894  and  19,863,895 shares issued, 19,928,895 and
        19,863,895 shares outstanding..................................              199,000               199,000
    Capital in excess of par value.....................................           25,670,000            25,511,000
    Retained earnings (deficit)........................................             (704,000)            7,008,000
    Treasury stock, at cost, 180,295 shares............................             (451,000)             (451,000)
                                                                           -----------------     -----------------
                                                                                  24,714,000            32,267,000
                                                                           -----------------     -----------------
                                                                           $     119,837,000     $     114,474,000
                                                                           =================     =================

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   QUARTERS                             NINE MONTHS
PERIODS ENDED SEPTEMBER 30                                 1996                1995                1996              1995
-------------------------------------------------------------------------------------------------------------------------
NET SALES...................................   $     56,514,000   $      46,512,000  $      181,219,000  $    130,287,000
Cost of sales...............................        (45,473,000)        (36,261,000)       (141,435,000)     (101,364,000)
                                               ----------------   -----------------  ------------------  ----------------
Gross profit................................         11,041,000          10,251,000          39,784,000        28,923,000
Selling, general and
 administrative expenses....................        (14,040,000)         (8,048,000)        (40,130,000)      (22,966,000)
Impairment of goodwill......................         (2,428,000)                  -          (2,428,000)                -
Restructuring and other nonrecurring
 expenses...................................         (1,092,000)                  -          (2,022,000)                -
                                               ----------------   -----------------  ------------------  ----------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS.................................         (6,519,000)          2,203,000          (4,796,000)        5,957,000
Interest expense............................         (1,475,000)           (627,000)         (3,923,000)       (2,013,000)
                                               ----------------   -----------------  ------------------  ----------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES ..............................         (7,994,000)          1,576,000          (8,719,000)        3,944,000
Income tax (provision) benefit..............          2,394,000            (604,000)          2,706,000        (1,622,000)
                                               ----------------   -----------------  -----------------   ----------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE  DISCONTINUED
 OPERATIONS AND EXTRAORDINARY
 ITEMS......................................         (5,600,000)            972,000          (6,013,000)        2,322,000
Discontinued operations:
Loss from operations (net of  $120,000;
 $100,000; $125,000 and $103,000
 income tax benefit)........................           (159,000)           (131,000)           (166,000)         (135,000)
Loss on disposal (net of  $1,200,000
 income tax benefit)........................         (1,591,000)                  -          (1,591,000)                -
                                               ----------------   -----------------  ------------------  ----------------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS........................         (7,350,000)            841,000          (7,770,000)        2,187,000
Extraordinary items:
Gain from settlement of litigation (net of
 $205,000 income tax provision).............                  -                   -             272,000                 -
Loss on early retirement of debt (net of
 $161,000 income tax benefit)...............                  -                   -            (214,000)                -
                                               ----------------   -----------------  ------------------  ----------------
NET INCOME (LOSS)...........................   $     (7,350,000)  $         841,000  $       (7,712,000) $      2,187,000
                                               ================   =================  ==================  ================

Primary earnings per share:
Income (loss) from continuing operations ...              $(.28)              $ .06               $(.29)            $ .16
Discontinued operations.....................               (.09)               (.01)               (.09)             (.01)
Extraordinary items.........................                  -                   -                   -                 -
                                                          -----               -----               -----             -----
Net income (loss)...........................              $(.37)              $ .05               $(.38)            $ .15
                                                          =====               =====               =====             =====

Fully diluted earnings per share:
Income (loss) from continuing operations ...              $(.28)              $ .05               $(.29)            $ .15
Discontinued operations.....................               (.09)               (.01)               (.09)             (.01)
Extraordinary items.........................                  -                   -                   -                 -
                                                          -----               -----               -----             -----
Net income (loss) ..........................              $(.37)              $ .04               $(.38)            $ .14
                                                          =====               =====               =====             =====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30                                                     1996                       1995
------------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities...........................     $    (19,622,000)         $      (9,460,000)
                                                                       ----------------          -----------------
Cash Flows From Investing Activities:
Acquisition of property and equipment.............................           (2,132,000)                (1,074,000)
Increase in other assets..........................................           (1,163,000)                  (223,000)
                                                                       ----------------          -----------------
     Cash flows used for investing activities.....................           (3,295,000)                (1,297,000)
                                                                       ----------------          -----------------
Cash Flows From Financing Activities:
Net borrowings under line of credit agreement.....................           23,556,000                  2,411,000
Increase in notes payable.........................................           15,000,000                    133,000
Repayments of notes payable.......................................          (15,725,000)                  (310,000)
Net proceeds from issuance of equity securities...................                9,000                  8,538,000
                                                                       ----------------          -----------------
     Cash flows provided by financing activities..................           22,840,000                 10,772,000
                                                                       ----------------          -----------------
Increase (decrease) in cash.......................................              (77,000)                    15,000
Cash, beginning of period.........................................              276,000                    200,000
                                                                       ----------------          -----------------
Cash, end of period...............................................     $        199,000          $         215,000
                                                                       ================          =================
Supplemental Cash Flow Information:
Interest paid.....................................................     $      2,501,000          $       1,733,000
                                                                       ================          =================
Income taxes paid.................................................     $      1,104,000          $         523,000
                                                                       ================          =================

Supplemental Schedule of Noncash Investing and Financing Activities:

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

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1996, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

Prior periods' financial statements have been reclassified to conform with the current period's presentation.

2.       LONG-TERM DEBT

On May 3, 1996 the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. At the time of entering into such facility, borrowings under the New Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Borrowings under the New Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. In August 1996, and November 1996, subsequent to the balance sheet date, the Company's New Credit Facility was amended whereby certain financial covenants were modified. In addition, the November 1996 amendment increased the Company's borrowing rate by one-quarter of one percent (.25%).

In connection with the New Credit Facility, on May 6, 1996, the Company repaid all outstanding borrowings under the Company's previous $45 million line of credit facility and repaid the Company's $15 million senior subordinated promissory note (the "Subordinated Note"). The Subordinated Note had been issued on March 18, 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company accrued, in the first quarter of 1996, an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000. The extraordinary expense as well as the related decrease in subordinated debt and increase in notes payable are reflected in the consolidated financial statements for the nine months ended September 30, 1996.

At September 30, 1996, outstanding borrowings under the Company's credit facility aggregated $53,266,000.

3.       ACQUISITIONS

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"), which provides programming and tape and reel services with respect to electronic components. The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. If, as of December 31, 2000, all of the Additional Consideration has not been released, the balance held in escrow will be canceled. The PPI selling shareholders must vote all of the Company's common stock issued to them (whether or not held in escrow) as directed by the Company until the escrow is terminated. In addition, the PPI selling shareholders entered into a four-year consulting obligation with PPI in consideration of certain automobile benefits, and a covenant not to compete with PPI. The total amount paid by PPI for such automobile benefits and covenant was $150,000. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $70,000 of excess cost over fair value of net assets acquired. The excess cost over fair value of net assets acquired was subsequently deemed impaired (see Note 4 below) and, as of September 30, 1996, was written-off. The assets, liabilities and operating results of PPI are included in the consolidated financial statements of the Company from the date of acquisition.

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries all of the capital stock of Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. (collectively, the "Added Value Companies"). The assets, liabilities and operating results of the Added Value Companies are included in the consolidated financial statements from the date of the acquisitions. See Note 4 below regarding impairment of goodwill in connection with the acquisitions of the Added Value Companies.

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1995 as if the acquisitions of the Added Value Companies and PPI had occurred at the beginning of the periods presented:

PERIODS ENDED SEPTEMBER 30, 1995                                                 QUARTER                NINE MONTHS
-------------------------------------------------------------------------------------------------------------------
Net sales.....................................................               $57,758,000               $161,327,000
Net income....................................................                 1,147,000                  2,948,000
Primary earnings per share....................................                       .06                        .17
Fully diluted earnings per share..............................                       .05                        .16

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

4.       IMPAIRMENT OF GOODWILL

In connection with the Company's acquisitions of the Added Value Companies and PPI, at September 30, 1996, the Company recognized an impairment of goodwill. This noncash charge of approximately $2,400,000, which is primarily related to the Added Value Companies, has no associated tax benefit. A variety of factors contributed to the impairment of the goodwill relating to the Added Value Companies. These factors include a significant reduction in the revenues and operating results generated by the Added Value Companies` customer base acquired by the Company, a restructuring of the Added Value Companies' kitting and turnkey operations due to the Company determining that it was not economically feasible to continue and expand such division as originally planned, as well as the termination of certain principals and senior management of the Added Value Companies who became employees of the Company at the time of the closing of the acquisitions. See Note 5 below. These factors have greatly reduced the estimated future cash flows from the Added Value Companies. In determining the amount of the impairment charge, the Company developed its best estimate of projected operating cash flows over the remaining period of expected benefit. Projected future cash flows were discounted

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

and compared to the carrying value of the related goodwill. As a result, a write-down of approximately $2,400,000 was recorded as of September 30, 1996.

5.        RESTRUCTURING AND OTHER NONRECURRING EXPENSES

During the third quarter of 1996, the Company recorded a pretax charge of $1,092,000 associated primarily with the restructuring of its kitting and turnkey operations. The kitting department was created toward the end of 1994 and, at the time of the December 1995 acquisitions of the Added Value Companies, the Company intended to utilize the extensive kitting capabilities acquired and expand such service nationwide. In addition, the acquisitions provided the Company with capabilities in turnkey manufacturing services. After evaluating, with the assistance of consultants, the Company's cost structure and service capabilities, management determined that it was not economically feasible to continue its current level of investment in such services, especially in light of the adverse market conditions within the industry. As a result, the Company adopted a plan to restructure its kitting and turnkey operations. In connection with this plan, the Company reduced the related workforce and accrued for employee severance and related benefits and wrote down various related assets. The portion of the restructuring charge which represented severance and related benefits aggregated approximately $625,000. The workforce reductions primarily affected approximately 90 employees of the Company's sales, management and operations departments. As of September 30, 1996, approximately $56,000 of termination benefits were applied to the restructuring accrual. The Company expects to pay approximately 30% of the accrued liability by the end of 1996, with the balance expected to be paid during 1997. After the completion of the restructuring, the Company should have reduced overhead and enhanced operational efficiency.

In addition, in the third quarter of 1996, the Company wrote-off $2,000,000 of inventory associated primarily with the restructuring of the kitting and turnkey operations which is reflected in cost of sales in the accompanying Consolidated Condensed Statements of Operations.

In June 1996, the Company terminated certain employment agreements which were entered into in connection with the Added Value Companies' acquisitions. As a result, the Company accrued $485,000 of nonrecurring expenses in the second quarter of 1996, representing the aggregate of the payments to be made under such agreements through their expiration dates of December 31, 1997.

In May 1996, the Company decided to close its cable assembly division in Lisle, Illinois and to relocate certain of such operations to its Miami distribution facility. Accordingly, the Company accrued $445,000 of nonrecurring expenses in the first quarter of 1996 relating to such decision, including the write-down of certain cable assembly-specific inventory, operating costs through the date of relocation and severance pay.

6.       DISCONTINUED OPERATIONS

In June 1995, the Company established a computer products division ("CPD") which operates under the name Access Micro Products. This division sells microprocessors, motherboards, computer upgrade kits, keyboards and disk drives primarily to value added resellers, retailers and distributors of computer products. During the first quarter of 1996 this division was profitable and growing. As a result of this growth and at the request of the division's primary supplier, the Company expanded its staffing and infrastructure to support the expected continued growth. During the second quarter of 1996, the Company was notified by the division's primary supplier that it had discontinued the production of certain products that were the mainstay of the Company's computer products division. Although the Company obtained additional product offerings, without these mainstay products revenues of Access Micro Products were severely impacted and, as a result, management decided to discontinue CPD. The Company finalized its plan of disposal during the third quarter of 1996. Accordingly, this division is accounted for as discontinued operations and the results of operations for all periods shown are segregated in the accompanying Consolidated Condensed Statements of Operations. Net sales, cost

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

of sales, operating expenses and income taxes for the prior periods have been reclassified for amounts associated with the discontinued division. The loss on disposal of $2,791,000, on an pretax basis, includes the estimated costs and expenses associated with the disposal of $2,326,000 as well as a provision of $465,000 for operating losses during the phase-out period, which is expected to be approximately six months.

Sales from this division were $835,000, $5,894,000, $436,000 and $436,000 for the three and nine months ended September 30, 1996 and for the same periods of 1995, respectively. The net assets of discontinued operations, after reflecting certain noncash write-offs of inventory and receivables, included in the accompanying Consolidated Condensed Balance Sheet at September 30, 1996 are summarized as follows:

      Current assets....................................       $ 767,000
      Property, plant and equipment - net...............          42,000
      Current liabilities...............................          (4,000)
                                                               ---------
      Net assets........................................       $ 805,000
                                                               =========

7.       OPTIONS

During the nine months ended September 30, 1996, the Company issued an aggregate of 226,500 stock options to 27 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $2.31 per share and are exercisable over a five-year period.

8.       EARNINGS PER SHARE

The weighted average shares outstanding are as follows:

                                               QUARTERS                                      NINE MONTHS
PERIODS ENDED SEPTEMBER 30           1996                    1995                    1996                   1995
-------------------------------------------------------------------------------------------------------------------
Primary                           20,058,994              18,659,388              20,303,120             15,050,361
Fully Diluted                     20,058,994              18,989,945              20,303,120             15,822,097

9.       SETTLEMENT OF LITIGATION

In June 1996, the Company settled a civil action in connection with the Company's prior acquisition of certain computer equipment. In connection with the settlement agreement, the Company recognized an extraordinary after-tax gain of $272,000, net of related expenses, which is reflected in the Consolidated Condensed Financial Statements for the nine months ended September 30, 1996.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products including cable, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. In June 1995, the Company began distributing a very limited offering of computer products, presently consisting of microprocessors, motherboards, computer upgrade kits, keyboards and disk drives. During the third quarter of 1996, the Company decided to discontinue its computer products division. See Note 6 to Notes to Consolidated Condensed Financial Statements. As a result of certain acquisitions completed in December 1995, the Company is also involved in the design, manufacture and sale of flat panel display products, as well as standard and custom memory module products.

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended September 30, 1996 were $56.5 million and $181.2 million, representing a 21.5% and 39.1% increase over net sales of $46.5 million and $130.3 million for the same periods of 1995. The increases were primarily attributable to revenues generated by acquired companies, higher sales in certain territories, and revenues generated from new sales offices. While sales for the 1996 periods were ahead of last year, sales for the third quarter of 1996 represented the second consecutive quarterly decline and were substantially below the Company's expectations due to adverse market conditions and continued price erosion on a broad range of products.

Gross profit, without giving effect to a $2.0 million inventory write-off associated primarily with the Company's restructuring plan of its kitting and turnkey operations (see Note 5 to Notes to Consolidated Condensed Financial Statements), was $13.0 million in the third quarter of 1996 representing a 27.2% increase over gross profit of $10.3 million for the same period of 1995. For the first nine months of 1996, gross profit was $41.8 million, excluding the inventory write-off, compared to $28.9 million for the same period of 1995, representing a 44.5% increase. The increases were due to the growth in sales as well as the increase in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales, without giving effect to the inventory write-off, were 23.1% for the third quarter and first nine months of 1996 compared to 22.0% and 22.2% for the third quarter and first nine months of 1995. The increase in gross profit margins primarily reflects a fewer number of low margin, large volume transactions during the 1996 periods than in the previous year. After giving effect to the inventory write-off, gross profit dollars were $11.0 million and $39.8 million and gross profit margins were 19.5% and 22.0% for the third quarter and first nine months of 1996.

Selling, general and administrative expenses ("SG&A") was $14.0 million for the third quarter of 1996 compared to $8.0 million for the third quarter of 1995. SG&A for the first nine months of 1996 was $40.1 million compared to $23.0 million for the same period of 1995. The increases were primarily the result of the December 1995 acquisitions as well as the Company's rapid growth and aggressive expansion. In connection with such acquisitions, all categories of SG&A increased. In addition, the Company incurred consulting fees associated with the systems conversions of the acquired companies and with the further development of the Company's value added strategies. SG&A also increased as a result of two new divisions, Aved Industries and Apex Solutions, which were created as part of the acquisitions. Aved Industries concentrates on the design, manufacture, sales and marketing of flat panel display products and technical support for these products, as well as the design, manufacture, sales and marketing of standard and custom memory module products. Apex Solutions was created to expand the Company's ability to support kitting and turnkey services on a national basis. In connection with these two new divisions, the Company increased staffing and also incurred additional operating expenses. In addition to the impact of these acquisitions, variable SG&A expenses, including sales

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

commissions and telephone expenses, increased as a result of the increases in sales for the 1996 periods over the same periods of 1995.

In order to drive and support future growth as well as to support the operations of the above referenced acquisitions, the Company expanded its sales personnel; during the latter part of 1995 and early 1996 opened five new sales offices, created and staffed northeast and southwest credit departments and increased staffing in almost all corporate departments. Furthermore, in an effort to diversify its business and expand its service capabilities and product offerings, the Company, during 1995, created a computer products division ("CPD") which distributes microprocessors, motherboards and other computer products; and created a cable assembly division in Lisle, Illinois, which in May 1996 was relocated to the Company's Miami distribution facility. During 1996, the Company relocated its west coast programming and distribution center into a significantly larger facility and added additional staff for these operations. In early 1996, the Company also acquired Programming Plus Incorporated (see Note 3 to Notes to Consolidated Condensed Financial Statements) and further increased staffing to support CPD. As a result of all of the foregoing, SG&A for the 1996 periods reflects increased salaries, payroll taxes and employee benefit costs as well as additional operating expenses such as rent and office supplies.

SG&A as a percentage of net sales was 24.8% and 22.1% for the third quarter and nine months ended September 30, 1996, compared to 17.3% and 17.6% for the same periods of 1995. The increases in SG&A as a percentage of net sales reflect the increases in expenses associated with the acquisitions and expansion described above, the additional operating costs in connection with the restructuring as well as with the continued building of the Company's infrastructure to support significantly higher sales levels than were attained. SG&A in absolute dollars and as a percentage of net sales may further increase in the near term.

Due to the recent adverse market conditions and the significantly lower than anticipated sales level, the Company has developed and begun implementing expense control strategies and has restructured and discontinued unprofitable divisions. During the third quarter of 1996, the Company determined that it was not economically feasible to continue its current level of investment in Apex Solutions, especially in light of the adverse market conditions within the industry. As a result, the Company adopted a plan to restructure its kitting and turnkey operations. In connection with this plan, the Company reduced the related workforce and accrued for employee severance and related benefits and wrote down various related assets. This restructuring resulted in a pretax charge of $1.1 million which is reflected as restructuring and other nonrecurring expenses in the accompanying Consolidated Condensed Statements of Operations. See Note 5 to Notes to Consolidated Condensed Financial Statements. In addition, SG&A for the 1996 periods includes approximately $800,000 of costs primarily associated with operating Apex Solutions during the restructuring phase. In addition, based on a decision made in the third quarter of 1996, the Company is in the process of closing CPD and has reflected this division in the accompanying Consolidated Condensed Financial Statements as discontinued operations. See Note 6 to Notes to Consolidated Condensed Financial Statements. The positive impact of these strategies may not be realized until future periods. The Company believes that as the expense adjustments take effect, including the benefits of the restructuring of the kitting and turnkey operations and the discontinuance of CPD, and as the adverse market conditions subside, the Company should improve its performance in the future.

In connection with the Company's acquisitions of the Added Value Companies and PPI, at September 30, 1996, the Company recognized an impairment of goodwill. This noncash charge of approximately $2,400,000, which is primarily related to the Added Value Companies, has no associated tax benefit. A variety of factors contributed to the impairment of the goodwill relating to the Added Value Companies. These factors include a significant reduction in the revenues and operating results generated by the Added Value Companies' customer base acquired by the Company, a restructuring of the Added Value Companies' kitting and turnkey operations due to the Company determining that it was not economically feasible to continue and expand such division as originally planned, as well as the termination of certain principals and senior management of the Added Value Companies who became employees of the Company at the time of the closing of the acquisitions. These factors

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

have greatly reduced the estimated future cash flows from the Added Value Companies. See Notes 4 and 5 to Notes to Consolidated Condensed Financial Statements.

For the third quarter of 1996, after deducting the above mentioned inventory write-off, impairment of goodwill and restructuring and other nonrecurring expenses, the Company had a loss from continuing operations of $6.5 million. This compared to $2.2 million of income from continuing operations for the third quarter of 1995. For the nine months ended September 30, 1996, the loss from continuing operations was $4.8 million, after deducting the previously described inventory write-off, impairment of goodwill and restructuring expenses associated with the kitting and turnkey operations, as well as other nonrecurring expenses relating to the termination of certain employment agreements entered into in connection with the acquisitions of the Added Value Companies and the relocation of the Company's Illinois cable assembly division. See Notes 4 and 5 to Notes to Consolidated Condensed Financial Statements. Income from continuing operations was $6.0 million for the nine months ended September 30, 1995. The decreases in income from continuing operations, without giving effect to these charges, was attributable to the increases in SG&A which more than offset the increase in sales and gross profit margins.

Interest expense increased to $1.5 million and $3.9 million for the third quarter and first nine months of 1996, as compared to $627,000 and $2.0 million for the same periods of 1995. The increases resulted from additional borrowings to fund the two acquisitions completed in December 1995 as well as additional borrowings required to support the Company's growth. Interest expense for the 1996 periods also reflects amortization of deferred financing fees as well as the impact from the increase in the Company's borrowing rate under the New Credit Facility. See Note 2 to Notes to Consolidated Condensed Financial Statements.

After giving effect to the previously described after-tax write-off of inventory, impairment of goodwill, restructuring and other nonrecurring expenses, as well as a loss from discontinued operations of CPD, the Company had a net loss of $7.4 million, $.37 per share, and $7.7 million, $.38 per share, for the quarter and nine months ended September 30, 1996, compared to net income of $841,000, $.05 per share ($.04 fully diluted), and $2.2 million, $.15 per share ($.14 fully diluted), for the 1995 periods. Management decided to discontinue CPD due to revenues generated by this division being significantly below the Company's expectations principally as a result of the division's primary supplier discontinuing the production of certain products that were the mainstay of this division. The loss from discontinued operations reflects the estimated costs and expenses associated with the disposal, including the write-off of certain assets, as well as a provision for operating losses during the phase-out period which is expected to be approximately six months. Included in the first nine months of 1996 is an extraordinary after-tax gain of $272,000 recognized in connection with the Company's settlement of a civil litigation. The nine-month period of 1996 also includes an extraordinary after-tax expense of $214,000 resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996 increased to $73.2 million, from working capital of $59.4 million at December 31, 1995. The current ratio was 3.10:1 at September 30, 1996, as compared to 2.31:1 at December 31, 1995. The increase in the current ratio was primarily due to an increase in other current assets relating to a receivable generated in 1996 in connection with income tax benefits associated with the restructuring and other nonrecurring expenses, and discontinued operations, as well as a reduction in accounts payable and accrued expenses. Accounts receivable levels at September 30, 1996 were $34.1 million, down slightly from accounts receivable of $35.1 million at December 31, 1995. The decrease in accounts receivable at September 30, 1996 was due to a noncash write-off of $1.1 million of accounts receivable relating to the closing of CPD as well as a decrease in the average number of days that accounts receivables were outstanding from December 31, 1995. Inventory levels were $67.5 million at September 30, 1996 and December 31, 1995. The inventory balance at September 30, 1996 reflects noncash write-offs of $2.0 million relating to the restructuring of the kitting and turnkey operations and $650,000 relating to the closing of CPD. Accounts

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

payable and accrued expenses decreased to $33.8 million at September 30, 1996 from $43.5 million at December 31, 1995. This decrease was primarily due to the payment of liabilities incurred in connection with the two acquisitions completed in December 1995, which was partially offset by the increase in accrued expenses associated with the restructuring of the kitting and turnkey operations and the closing of the computer products division. The Company expects to pay approximately 30% of this accrued liability by the end of 1996, with the balance expected to be paid during 1997. See Notes 5 and 6 to Notes to Consolidated Condensed Financial Statements.

On May 3, 1996 the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. At the time of entering into such facility, borrowings under the New Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Borrowings under the New Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. In August 1996, and November 1996, subsequent to the balance sheet date, the Company's New Credit Facility was amended whereby certain financial covenants were modified. In addition, the November 1996 amendment increased the Company's borrowing rate by one-quarter of one percent (.25%). See Note 2 to Notes to Consolidated Condensed Financial Statements. At September 30, 1996, outstanding borrowings under the New Credit Facility aggregated $53.3 million.

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. If, as of December 31, 2000, all of the Additional Consideration has not been released, the balance held in escrow will be canceled. The PPI selling shareholders must vote all of the Company's common stock issued to them (whether or not held in escrow) as directed by the Company until the escrow is terminated. In addition, the PPI selling shareholders entered into a four-year consulting obligation with PPI in consideration of certain automobile benefits, and a covenant not to compete with PPI. The total amount paid by PPI for such automobile benefits and covenant was $150,000. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $70,000 of excess cost over fair value of net assets acquired. The excess cost over fair value of net assets acquired was subsequently deemed impaired and, as of September 30, 1996, was written-off. The assets, liabilities and operating results of PPI are included in the consolidated financial statements of the Company from the date of acquisition. See Note 3 to Notes to Consolidated Condensed Financial Statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

------------------------------------------------------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) On August 28, 1996, the Registrant held its 1995 annual meeting of shareholders (the "Annual Meeting").

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

                  NOMINEE FOR DIRECTOR                FOR                                 ABSTAIN
                  --------------------                ----------                          -------
                  Bruce M. Goldberg                   17,042,249  98.8%                   208,635       1.2%
                  Howard L. Flanders                  17,038,749  98.8%                   212,135       1.2%

                  The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Rick Gordon, S. Cye Mandel and Sheldon Lieberbaum.

                  (c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                           Ratification of selection of independent accountants for 1996 fiscal year
                                  For        17,095,416         99.1%
                                  Against       108,986          0.6%
                                  Abstain        46,482          0.3%

                  (d)  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS
                           10.1 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996
                           11.1  Statement Re: Computation of Per Share Earnings
                           27.1  Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K
                           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALL AMERICAN SEMICONDUCTOR, INC.
                                    -----------------------------------------
                                    (Registrant)

Date:  November 14, 1996            /s/ PAUL GOLDBERG
                                    -----------------------------------------
                                    Paul Goldberg, Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  November 14, 1996            /s/ HOWARD L. FLANDERS
                                    -----------------------------------------
                                    Howard L. Flanders, Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                          PAGE
                  DOCUMENTS                                               NUMBER
                  ---------                                               ------
10.1              Amendment No. 2 to Loan and Security Agreement dated
                  November 14, 1996.

11.1              Statement Re: Computation of Per Share Earnings

27.1              Financial Data Schedule