Form 10-K
period 1996-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1997-04-01
CIK 818074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                                   OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                -----------------
                         COMMISSION FILE NUMBER: 0-16207
                                     -------

                        ALL AMERICAN SEMICONDUCTOR, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              59-2814714
-------------------------------                            ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 N.W. 52ND AVENUE
MIAMI, FLORIDA                                                             33014
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (305) 621-8282
                                                     --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

         Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1997, 20,343,894 shares (including 160,703 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $18,700,000.

                      Documents Incorporated by Reference:
Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into
Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 1996

TABLE OF CONTENTS


PART  ITEM                                                                PAGE
NO.   NO.   DESCRIPTION                                                    NO.
----  ---   -----------                                                   ----

I       1   Business....................................................     1
        2   Properties..................................................    20
        3   Legal Proceedings ..........................................    20
        4   Submission of Matters to a Vote of Security-Holders.........    20


II      5   Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................    21
        6   Selected Financial Data.....................................    23
        7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    25
        8   Financial Statements and Supplementary Data.................    36
        9   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................    36


III    10   Directors and Executive Officers of the Registrant..........    36
       11   Executive Compensation......................................    36
       12   Security Ownership of Certain Beneficial Owners and
              Management................................................    36
       13   Certain Relationships and Related Transactions..............    36


IV     14   Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    36

                                    PART I

ITEM 1.  BUSINESS

GENERAL

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. Through the Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. See "Business Strategy-Expansion" and "Products." These products are also sold to OEMs. In 1995 and 1996 the Company also distributed a limited offering of computer products including motherboards, computer upgrade kits, keyboards and disk drives. During the third quarter of 1996, the Company discontinued its computer products division ("CPD"). See "Products."

Approximately 73% of the Company's 1996 sales were derived from the sale of semiconductors (active components), 20% from passive products, 4% from board level products (3% from AMP and 1% from ADT) and 3% from computer products. The Company expects that this sales mix may change due to the faster growth rate of its semiconductor business and the discontinuance of its CPD.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company is one of the faster growing distributors in the industry and, as a result of its growth, the Company was recognized by industry trade publications as the 8th largest distributor of semiconductors and the 16th largest distributor of electronic components in the United States, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014.

THE ELECTRONICS DISTRIBUTION INDUSTRY

The electronics industry is one of the largest and fastest growing industries in the United States. Industry associations estimate total U.S. factory sales of electronic products by OEMs, the Company's primary customer base, at approximately $400 billion for 1996 compared to $276 billion in 1991. The growth of this industry has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, multimedia and Internet related products and satellite and telecommunications equipment; as well as the increased utilization of electronic components in a wide range of industrial, consumer and military products.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products each account for approximately 34% of the electronic components distribution marketplace, while systems and computer products account for the remaining 32%. Prior to June 1995, the Company was a distributor of only semiconductors and passive/electromechanical products. In mid 1995, the Company created a computer products division (or CPD). The operations of this division, which had carried a very limited product offering, were discontinued in the third quarter of 1996. See "Products."

Distributors are an integral part of the electronics industry. During 1996, an estimated $21 billion of electronic components were sold through distribution in the United States, up from $10 billion in 1992. In recent years, there has been a growing trend for distribution to play an increasing role in the electronics industry. OEMs which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for OEMs, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that OEMs will continue to increase their service and quality requirements, and that this trend will result in both OEMs and electronic component manufacturers becoming more dependent on distributors in the future.

Electronic component manufacturers are under similar pressure to allocate a larger share of their resources to research, product development and manufacturing capacity as technological advances continue to shorten product lifecycles. Electronic component manufacturers sell directly to only a small number of their potential customers. This small segment of their customer base accounts for a large portion of the total available revenues. It is not economical for component manufacturers to provide a broad range of sales support services to handle the large amount of customers that account for the balance of available revenues. With their expanded technology and service capabilities, large distributors have now become a reliable means for component manufacturers to outsource their sales, marketing, customer service and distribution functions. This trend particularly benefits larger distributors with nationwide distribution capabilities such as the Company, as manufacturers continue to allocate a larger amount of their business to a more limited number of full service distribution companies. Management believes that this trend should also provide consolidation opportunities within the electronic components distribution industry.

As a result of the trends discussed above, management believes that distribution will be involved in an increasing portion of the electronics industry.

BUSINESS STRATEGY

The Company's strategy is to continue its managed growth and to gain market share by: (i) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions, and (ii) increasing sales to existing customers by continuing to expand its product offerings and service capabilities. While the Company's aggressive growth plans caused an adverse effect on profitability, the Company believes that the investment in expansion was necessary to position the Company to participate in the dynamics of its rapidly growing and changing industry and to achieve greater profitability in the future. Now that the Company has achieved a critical mass, has obtained the necessary geographic coverage and has expanded its distribution capacity to facilitate additional growth, the Company has begun to shift its focus from increasing market share to a combination of continued market share growth with a greater focus on increasing profitability. In this regard, the Company has eliminated or reduced certain aspects of its operations and services that were not economically feasible to continue or expand. While management believes that it can continue to increase market share and that it can increase profitability, there can be no assurance that these goals will be achieved.

EXPANSION

The Company has undergone significant expansion over the last several years. Over the past three years, the Company has opened 16 new sales offices (including its first foreign sales office based in Toronto, Canada in January
1996), relocated and expanded substantially all existing offices and acquired five companies in order to increase its geographic coverage and become recognized as a national distributor. See "Sales and Marketing-Sales Office Locations" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

As a result of the implementation of the Company's business strategy, the Company has experienced significant growth. In order to effectively drive and manage its expansion, the Company has over the last three years: (i) restructured, enhanced and expanded its sales staff and sales management team;
(ii) expanded its quality control programs, including the implementation of its total quality management ("TQM") and continuous process improvement programs that ensure quality service, enhance productivity and, over time, reduce costs; (iii) created and staffed a corporate operations department; (iv) increased staffing in almost all corporate departments; (v) developed state-of-the-art distribution technology, and (vi) enhanced its asset management capabilities through new computer and telecommunications equipment. To better service the large customer base in the western part of the United States, the Company opened a west coast corporate office during 1994 which houses a regional credit department, as well as sales and marketing executives for the Company. In addition, during 1995 the Company opened an additional west coast regional credit department and an east coast regional credit department. In 1995 the Company began expanding its marketing department and in 1996 made significant personnel additions.

In an effort to create additional opportunities for growth, the Company established a computer products division in 1995. Additionally, in December 1995 the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain;" Rocky Mountain together with Added Value, collectively the "Added Value Companies"). As a result of these acquisitions, the Company added new sales locations and several new product offerings. See "Sales and Marketing-Sales Office Locations" and "Products."

In 1993, 1994 and 1995, including discontinued operations, the Company experienced 38%, 50% and 79% growth, respectively, and ended 1995 with a strong backlog and other indications of continued rapid growth for 1996. In order to process this rapid growth in sales, the Company increased its capacity. In May 1994 the Company moved into a 110,800 square foot facility in Miami, Florida containing new corporate offices and a state-of-the-art distribution center. In addition, the Company leased 20,000 square feet of space in Fremont, California (near San Jose) which was opened in January 1996 to expand its semiconductor programming and distribution capabilities, improve quality control and service capabilities for its west coast customers and to handle all operations of the computer products division. As a result of the acquisitions of the Added Value Companies, the Company obtained distribution facilities in Tustin, California and Denver, Colorado. See "Facilities and Systems."

A sharp decline in sales in the second and third quarters of 1996 compared to the first quarter of that year, combined with the Company's decision to discontinue the operations of CPD, created a significant over capacity situation for the Company. While the Company's excess capacity had a negative impact on profitability in 1996 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Selling, General and Administrative Expenses"), this capacity, combined with future growth in sales, should enable the Company to realize the benefits of improved operating efficiencies and increasing economies of scale in future periods. While the Company believes it is obtainable, there can be no assurance that the Company will achieve the growth needed to utilize its excess capacity.

The Company does not plan to open any new offices or to acquire any additional companies in 1997, but plans instead to focus on improving the financial performance and market penetration of each existing location.

INCREASING PRODUCT OFFERINGS

The Company intends to continue its effort to increase the number and breadth of its product offerings, thereby allowing it to attract new customers and to represent a larger percentage of the purchases being made by its existing customers. As part of its efforts to attract new suppliers and expand its product offerings, the Company opened new sales offices (see "Expansion") in order to achieve the geographic coverage necessary to be recognized as a national distributor. Over the past several years the Company had increased the number of suppliers it represents to over 100 in order to expand its product offering and better serve its customers. Acquisitions have also provided the Company the opportunity to increase its product offerings as the Company has received national franchises from many of the suppliers of the companies it has acquired over the years.

As a result of its rapid growth and the acquisitions it has completed over the years, the Company has an overlap of suppliers in many product areas and, while still maintaining an expanded offering of products, the Company has begun to reduce the number of suppliers with which it will do business. While this may initially cause the Company to incur costs and may require the Company to increase inventory reserves, this move is expected to increase the return on investment with, and the productivity of, the remaining suppliers in future periods.

SERVICE CAPABILITIES

During the past several years, customers have been reducing their approved vendor base in an effort to place a greater percentage of their purchases with fewer, more capable distributors. As part of its overall strategy to increase market penetration, the Company has endeavored to develop state-of-the-art service capabilities. The Company refers to these service capabilities as "distribution technology." The Company believes that it has developed service capabilities comparable to some of the largest distributors in the industry, which service capabilities are not yet readily available at many distributors of comparable size to the Company. The Company further believes that these capabilities are not generally made available by the largest distributors to middle market customers, which represent the vast majority of the Company's customer base. See "Competition." Management believes that smaller distributors generally do not have the ability to offer as broad an array of services as the Company. The Company differentiates itself from its competition by making state-of-the-art distribution technology available to both large and middle market customers. Although the Company believes that this differentiation will assist the Company's growth, there can be no assurance that such differentiation exists to the extent that the Company currently believes or that it will continue in the future.

The Company's distribution technology incorporates nationwide access to real-time inventory and pricing information, electronic order entry and rapid order processing. During the past few years, the Company has expanded its services capabilities to include just-in-time deliveries, bar coding, bonded inventory programs, in-plant stores, in-plant terminals and automatic inventory replenishment programs. The Company has also implemented electronic data interchange ("EDI") programs. EDI programs permit the electronic exchange of information between the Company and its customers and suppliers, thus facilitating transactions between them by reducing labor costs, errors and paperwork.

In an effort to reduce the number of distributors they deal with, and ultimately reduce their procurement costs, many customers have been selecting distributors that, in addition to providing their standard components, are also able to provide products that are not part of the distributors' regular product offerings. This service is referred to as "kitting." In order to expand its service offerings to address this growing customer requirement, the Company created a kitting department toward the end of 1994. One of the strategic purposes of the Added Value Acquisitions was to enhance the Company's ability to provide kitting services, as one of the acquired companies had kitting capabilities. In addition to kitting capabilities, as a result of the Added Value Acquisitions the Company began developing the expertise in turnkey manufacturing which enables customers to outsource their entire procurement and manufacturing process. Turnkey services are especially attractive to smaller OEMs which do not have the capital resources necessary to invest in state-of-the-art manufacturing equipment nor the capacity requirement necessary to justify such an investment. In performing turnkey services, the Company subcontracts out all of the manufacturing work to third party assemblers. The Company offers warranties against defects in workmanship with respect to its turnkey services, which is a pass-through from the assembler.

In order to better support its customer base and improve the utilization of its distribution technology and kitting and turnkey services, the Company has focused on consulting with customers to jointly develop complete materials management solutions or "MMS". In the fourth quarter of 1996, the Company created an MMS Group to facilitate the consultation as well as the development and implementation of materials management solutions. The MMS Group is staffed with personnel experienced in the manufacturing environment who can better understand the customers' processes and needs. The MMS Group has also been instrumental in the evaluation and restructuring of the Company's value added services strategy, particularly in the areas of kitting and turnkey services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Selling, General and Administrative Expenses."

In order to further enhance its service capabilities, the Company also expanded its technical support by creating an engineering or technical sales program in 1994. As part of this program, the Company has hired electrical engineers, or Field Application Engineers (FAEs), at various sales offices across the country. The Company expects to hire additional FAEs in the future. The program is intended to generate sales by providing customers with engineering support and increased service at the design and development stages. The program is also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is also of great importance in attracting new suppliers.

Another rapidly growing segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this growing segment of the industry, the Company opened a semiconductor programming center during the third quarter of 1995 and in January 1996 moved its programming center into the Company's new 20,000 square foot facility in Fremont, California (near San Jose). In addition to enabling the Company to address a rapidly growing market for programmable products, this capability will allow the Company to attract new product lines that require programming capabilities. To further support the programming needs of certain customers in the Northwest, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"), a privately held programming company located in Midvale, Utah which provides programming and tape and reel services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions" and Note 4 to Notes to Consolidated Financial Statements.

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company has begun to design and develop its own home page which will provide certain types of functionality for potential users. The Company's website became operational during the first quarter of 1997 and it expects to add functionality to its website later in the year. In order to further expand its visibility and functionality on the Internet, the Company has engaged with third party Internet service companies. These engagements are expected to increase revenues, reduce transaction costs and afford the Company an opportunity to do business in a new and still developing marketplace. While these engagements will increase operating costs in 1997, the benefits are not expected to be realized until late 1997 or during 1998.

In an attempt to further drive the sales of value-added services, the Company created its American Assemblies & Design division in Chicago during the fourth quarter of 1994. American Assemblies & Design was intended to expand the Company's value-added capabilities with respect to electromechanical products. As a result of continued losses as well as a shift in the Company's focus, the operations of American Assemblies were relocated and consolidated into the Company's Miami distribution center in the first quarter of 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Selling, General and Administrative Expenses."

QUALITY CONTROLS AND ISO CERTIFICATION

During 1994 the Company created an operations department and embarked upon a TQM program in order to properly manage its rapid growth and achieve compliance with the increasingly stringent quality standards of its customer base. The TQM program created continuous process improvement teams empowered to design and direct the ongoing re-engineering of the Company. The intention of the TQM program is to improve service, increase efficiency and productivity and, over time, reduce costs. The expansion in capacity and service capabilities discussed above were done within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami and Fremont distribution centers and its Fremont programming center have all successfully completed a procedure and quality audit that resulted in their certification under the international quality standard of ISO 9002. This quality standard was established by the International Standards Organization (the "ISO") created by the European Economic Community ("EEC"). The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC. The Company believes that this certification is becoming a requirement of an increasing portion of the customer base.

PRODUCTS

ACTIVE AND PASSIVE COMPONENTS

The Company markets both semiconductors and passive products. Semiconductors, which are active products, respond to or activate upon receipt of electronic current. Active products include transistors, diodes, memory devices and other integrated circuits. Passive components, on the other hand, are designed to facilitate completion of electronic functions. Passive products include capacitors, resistors, inductors and electromechanical products such as cable, switches, connectors, filters and sockets. Virtually all of the Company's customers purchase both active and passive products.

While the Company offers many of the latest technology semiconductor and passive products, its focus historically had been on mature products that have a more predictable demand, more stable pricing and more constant sourcing. The Company believes that the greater predictability in the demand for these products and the fact that component manufacturers are not likely to invest capital in order to increase production of older technologies combine to reduce the risks inherent in large volume purchases of mature products. By making large volume purchases of semiconductor and passive products, the Company decreases its per-unit cost, thus increasing its potential for higher profit margins upon resale of these mature products. Although the Company continues to position itself as a leader in the more mature product lines, as part of its growth strategy, the Company has expanded its focus to include offering newer technology products as well as on selling high volumes of commodity products. These newer technologies and commodity products are playing a greater role in the overall sales mix of the Company and are expected to play an even greater role in the overall sales mix to the extent the Company's sales continue to grow. Most of the commodity products, and many of the newer technology products, have lower profit margins than the more mature semiconductor and passive product lines.

The Company does not offer express warranties with respect to any of its active or passive products, instead passing on only those warranties, if any, granted by its suppliers.

FLAT PANEL DISPLAY PRODUCTS

The Company believes that one of the faster growing segments of the electronics industry will result from the expanded utilization of flat panel displays or FPDs. Flat panel displays are commonly used in laptop computers and are currently replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as personal computers and video monitors. FPDs are also being utilized in the development of high definition television ("HDTV"). Industry sources estimate that the U.S. flat panel display market will grow 23% per year from approximately $2 billion in 1995 to over $5.7 billion by the year 2000.

In order to properly function in any application, flat panel displays need certain electronic impulses. One solution for generating these electronic impulses is the use of board level products that control and regulate the electronic input that drives the flat panel display. These products are commonly referred to as driver boards. In addition to the driver board, FPDs require a back-light inverter to run the back-light, and cable assemblies to connect the display, inverter and the driver board to each other and to the equipment of which it is a part.

The Company has begun to address the FPD market in three ways. First, the Company has assembled a comprehensive offering of FPD products, including products from manufacturers of FPDs, as well as manufacturers of the necessary support products such as back-light inverters and driver boards. The second aspect in addressing the FPD market is to develop the technical support necessary to assist customers with integrating FPD applications. In this regard the Company's FAE program and marketing department have been developing expertise in FPD applications and integration.

The third aspect to the Company's approach to the FPD marketplace was accomplished with the creation of Aved Display Technologies ("ADT"). ADT was established in 1996 as a separate division from the personnel and assets acquired in the Added Value Acquisitions. ADT designs, develops and has manufactured under its own label, several proprietary driver board products for FPD applications. ADT also has the expertise to design and assemble the entire kit of parts needed so that the OEM customer can eliminate this design function and use one part number to order all of the components needed. This greatly simplifies the customer's design-in and purchasing process, and allows the customer to optimize the performance of the flat panel displays.
ADT presently has FPD kits available for sale.

In 1996 ADT had over $1.4 million in revenues and the Company had over $575,000 of revenues from the sale of flat panel display products. While the investment in its FPD strategy has had a negative impact on earnings in 1996, the Company believes that the potential market for these products could be substantial and, by having these comprehensive capabilities available, the Company will have a greater opportunity to participate in this new market.

MEMORY MODULES

As a result of the Added Value Acquisitions, the Company also designs, has manufactured and sells memory modules under the Aved Memory Products, or AMP label. Memory products, which include the memory module subsegment, represent the largest product sector of semiconductor revenues, estimated by industry sources at $48 billion worldwide. Memory modules facilitate the incorporation of expanded memory in limited space. In 1996 Aved Memory Products contributed $7.8 million to the Company's revenues. The Company believes that the memory module industry will grow from approximately $14 billion in 1996, to $23 billion worldwide by 2000. Growth in memory products is being driven by a variety of factors, including software applications such as Microsoft's WINDOWS 95(/trademark/) and WINDOWS NT(/trademark/) and the proliferation of graphics, multimedia and Internet products.

With respect to all products manufactured or assembled for ADT and AMP, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

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

The Company began offering electromechanical value-added services in 1989 as a result of its acquisition of a regional passive component distributor which offered such services. To date, the Company has derived only nominal revenues from these value-added services. Part of the strategy for the acquisition in January 1994 of a Chicago, Illinois-based distributor (see Note 4 to Notes to Consolidated Financial Statements) was to expand the Company's electromechanical value-added capabilities as the acquired company derived a substantially higher percentage of its revenues from these value-added services. In an attempt to further drive the sales of these value-added services, the Company created its American Assemblies & Design division in Chicago during the fourth quarter of 1994, thereby expanding the Company's value-added capabilities with respect to electromechanical products. As a result of continued losses, the operations of American Assemblies has been relocated to and consolidated into the Company's Miami distribution facility.

COMPUTER PRODUCTS

While the Company currently estimates that 32% of electronics distributors' revenues relate to computer products, the Company has not in the past derived significant revenues from the sale of these products. In June 1995, the Company began to distribute motherboards, and in connection therewith, established a computer products division or CPD. This division expanded its offering to include computer upgrade kits, disk drives and keyboards and operated under the name "Access Micro Products." Sales from this division generated substantially lower profit margins than were generated by the Company's other products. As a result of supply problems and related losses, as well as a decision by the Company to focus its resources on its active and passive components business, the operations of CPD were discontinued in the third quarter of 1996.

With respect to all products manufactured or assembled for CPD, the Company offered a warranty for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

CUSTOMERS

The Company markets its products primarily to OEMs in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. In addition, as a result of its computer products division, in 1995 the Company began expanding its customer base to include VARs, systems integrators, computer products distributors, catalog companies and computer superstores. Sales to this new customer base has been terminated with the Company's decision to discontinue the operations of CPD. The Company's customer list includes approximately 12,000 accounts. During 1996, no customer accounted for more than 3% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

SALES AND MARKETING

OVERALL STRATEGY

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 60,000 different products representing approximately 90 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national distributors, while still providing the personalized service levels usually associated only with regional or local distributors. Additionally, because of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

The Company's marketing strategy is to be a preferred and expanding source of supply for all middle market customers. The Company is achieving this by providing a broader range of products and services than is available from smaller and comparably sized distributors, and a higher level of attention than these customers receive from the larger distributors. In addition, the Company continues its efforts to become a more significant supplier for the top tier customers by providing a niche of products supported by the high level of quality, service and technical capabilities required to do business with these accounts.

MARKETING TECHNIQUES

The Company has expanded its marketing group by adding a west coast marketing department strategically situated in Silicon Valley during 1996. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders;
(ii) ongoing advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; and (iv) the Company's telemarketing efforts. The Company also uses its expanded service capabilities, technical sales or FAE Program, its MMS Group and its status as an authorized distributor, as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

SALES PERSONNEL

As of March 1, 1997, the Company employed 294 people in sales on a full-time basis, of which 118 are field salespeople, 107 are inside salespeople, 37 are in management, 20 are in administration and 12 are electrical engineers in the technical sales or FAE Program. The Company also had 4 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives. Prior to 1997, these incentives were based upon achieving various goals including gross profits from the sales offices in their respective areas or regions. In order to heighten the Company's focus on profitability as opposed to its prior focus on market share growth, in 1997, area, regional and general manager incentives were all changed to be based on achieving operating income goals.

SALES OFFICE LOCATIONS

As a result of the Added Value Acquisitions in December 1995, the Company acquired sales offices in Tustin, San Diego, Westlake Village and Visalia, California; Scottsdale, Arizona; Denver, Colorado; and Salt Lake City (Midvale), Utah. The Company merged its existing Salt Lake City sales office with the acquired sales office in Midvale, Utah. Additionally, the Company merged the San Diego, California office with its existing San Diego office, the Westlake Village, California office with its existing Calabasas office and the components sales operation of the Tustin, California office with its existing Cypress office. In the third quarter of 1996, the Company closed its Visalia office, and the customers are now being serviced from the Company's existing sales offices in San Jose and Calabasas.

During the second quarter of 1995, the Company relocated its San Fernando Valley and Orange County, California offices into two much larger facilities in Calabasas and Cypress, California. As part of such relocations, the Company closed its office in Torrance, California which was originally opened in 1981. During 1995, the Company opened three new offices in Tampa, Florida; Rochester, New York; and Atlanta, Georgia. In addition, the Company opened four more offices during 1996, in Milwaukee, Wisconsin; Seattle, Washington; Raleigh, North Carolina; and the Company's first office outside of the United States in Toronto, Canada. In the third quarter of 1996, the Company closed its offices in Houston, Texas and Danbury, Connecticut.

As a result of the Added Value Acquisitions and the consolidations, closings, relocations and new openings since January 1995, the Company currently operates 29 sales offices in 20 states and Canada. The locations of the sales offices are in each of the following geographic markets: Huntsville, Alabama; Phoenix, Arizona; Orange County, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Miami and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Baltimore, Maryland; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Raleigh, North Carolina; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City, Utah; Seattle, Washington and Milwaukee, Wisconsin. The Company also retains field sales representatives to market other territories throughout the United States, Puerto Rico and Mexico. The Company may consider opening branches in these other territories if the representatives located there achieve certain sales levels. However, the Company does not have plans to open any new sales offices in 1997.

TRANSPORTATION

All of the Company's products are shipped through third party carriers. Incoming freight charges are generally paid by the Company, while outgoing freight charges are typically paid by the customer.

SEASONALITY

The Company's sales have not historically been materially greater in any particular season or part of the year.

BACKLOG

As is typical of distributors, the Company has a backlog of customer orders. While these customer orders are cancelable, the Company believes its backlog is an indicator of future sales. At December 31, 1996, the Company had a backlog in excess of $49 million, compared to a backlog of $74 million at December 31, 1995. In 1993, 1994 and 1995, the Company operated in a highly allocated market where the demand for products was much greater than the supply. As a result of these product shortages, customers had a practice of placing longer term product needs on order with distributors to increase their probabilities of receiving their products on time and to protect against rising prices. At the end of 1995 and during 1996, product availability increased and there was a dramatic shift to an oversupply market. In response to this dramatic shift customers began canceling order backlogs to lower their inventories and to take advantage of the better pricing which became available. Today the customer practice is to keep much lower levels of product on order as delivery times are much shorter than they were in 1993, 1994 and 1995. Additionally, the Company has increased its practices of EDI transactions where the Company purchases inventory based on electronically transmitted customer forecasts that do not become an order until the date of shipment and, therefore, are not reflected in the Company's backlog. As a result of the dramatic shift in the supply-demand balance and the increase in EDI transactions, the Company's backlog is lower than it was one year ago and the Company believes that the backlog figures have a different indication of future sales levels than the backlog figures of the 1993 through 1995 period.

By February 28, 1997, the Company's backlog had risen to approximately $55 million. The Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Approximately 40% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements.

SUPPLIERS

The Company generally purchases products from components manufacturers pursuant to non-exclusive distribution agreements. Such suppliers generally limit the number of distributors they will authorize in a given territory in order to heighten the distributor's focus on their products as well as to prevent over-distribution. Suppliers also limit the number of distributors in order to reduce the costs associated with managing multiple distributors. As a factory authorized distributor, the Company obtains sales referrals, as well as sales, marketing and engineering support, from component manufacturers. This support assists the Company in closing sales and obtaining new customers. The Company's status as an authorized distributor is a valuable marketing tool as customers recognize that when dealing with an authorized distributor they receive greater support from the components manufacturers.

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. In meeting its goal of being recognized as a national distributor, the Company has opened and acquired sales offices in a number of markets throughout the United States and has advertised in national industry publications to demonstrate its distribution capabilities to current and potential customers and suppliers. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of designing-in the suppliers' products at the customer base. To address this requirement, the Company established an engineering or FAE Program in 1994 which is currently staffed with 12 engineers.

As a result of the Company's strategy, from 1980 to 1996, the Company increased the number of suppliers it represented from 20 to over 100 in order to expand its product offerings and better serve its customers. As a result of its rapid growth and the acquisitions it has completed over the years, the Company has an overlap of suppliers in many product areas and, while still maintaining an expanded offering of products, the Company has begun to reduce the number of suppliers with which it will do business. While this may initially cause the Company to incur costs and may require the Company to increase inventory reserves, this move is expected to increase the return on investment with, and the productivity of, the remaining suppliers in future periods. The Company presently represents 90 suppliers.

All distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 1996, the Company's three largest suppliers accounted for 19%, 8% and 8% of consolidated purchases, respectively. Most of the products that the Company sells are available from other sources. While the Company believes that the loss of a key supplier could have an adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. If the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of a significant number of suppliers in a short period of time could have a material adverse effect on the Company. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

As a distributor of electronic components, the Company believes that it benefits from technological change within the electronics industry as new product introductions accelerate industry growth and provide the Company with additional sales opportunities. The Company believes its inventory risk due to technological obsolescence is significantly reduced by certain provisions typically found in its distribution agreements including price protection, stock rotation privileges, obsolescence credits and return privileges. Price protection is typically in the form of a credit to the Company for any inventory the Company has of products for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Obsolescence credits allow the Company to return any products which the manufacturer discontinues. Upon termination of a distribution agreement, the return privileges typically require the manufacturer to repurchase the Company's inventory at the Company's average purchase price, however, if the Company terminates the distribution agreement, there is typically a 10% to 15% restocking charge.

The vast majority of the Company's inventory is purchased pursuant to its distribution agreements. The Company does not generally purchase product for inventory unless it is a commonly sold product, there is an outstanding customer order to be filled, a special purchase is available or unless it is an initial stocking package in connection with a new line of products.

FACILITIES AND SYSTEMS

FACILITIES

As a result of its continued growth, the Company has relocated its corporate headquarters and distribution facility twice since 1990. In order to support substantial future growth without another relocation, in May 1994 the Company moved into a 110,800 square foot facility in Miami, Florida containing new corporate offices and a state-of-the-art distribution center designed by the Company. The Company occupies this facility through a lease which expires in 2014, subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord. The lease for this facility contains three six-year options to renew at the then fair market value rental rates. The lease provides for annual fixed rental payments totaling approximately $264,000 in the first year, $267,000 in the second year, $279,000 in each of the third, fourth and fifth years, $300,600 in the sixth year, $307,800 in the seventh year, and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year. Initially the Company occupied approximately 75% of the facility. In June 1994, the Company entered into a sublease with an unrelated third party for approximately 25% of this facility for a term of three years ending on July 14, 1997, with no renewal options and the Company having the right to recapture a portion of the sublet space from and after the eighteenth month of the three-year term. During 1996, the Company reclaimed 11,300 square feet pursuant to the sublease agreement, which brought the total amount of the building occupied by the Company to 84%. Although continued growth is not assured, the Company estimates that this facility (including the space currently sublet) has capacity to handle over $400 million in annual revenues.

As a result of the Added Value Acquisitions, the Company leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility contains a distribution center as well as part of the staff supporting the Company's kitting and turnkey operations and the separate divisions created for flat panel displays (ADT) and memory module (AMP) operations. See "Products." The Denver facility contains a regional distribution center and sales office.

In October 1995, the Company entered into a lease for a new west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). This facility contains approximately 20,000 square feet of space. The Company moved into such facility in January 1996. The Company has used this space to expand its semiconductor programming and component distribution capabilities and to improve quality control and service capabilities for its west coast customers. Additionally, this space was originally intended to house the Company's distribution and operational support for its computer products division. As a result of the Company's decision to discontinue operations of its CPD, this new space is underutilized. While no future growth can be assured, the Company expects that this excess capacity will be utilized to support the growth of its components distribution business in future periods.

As a result of a January 1994 acquisition, the Company had leased a 9,700 square foot facility located near Chicago, Illinois, which contained a regional distribution center and the value-added operations of the Company's American Assemblies & Design division. This lease expired in June 1996, by which time the Company had relocated certain of the operations of its American Assemblies division to its Miami distribution facility. See "Products-Electromechanical Value-Added Services." The Chicago sales operations are located in a separate office in the Chicago area. Furthermore, the Company occupies approximately 11,000 square feet of space in San Jose, California; approximately 7,500 square feet of which is presently used for sales and 3,500 square feet of which is used for corporate offices. In addition, the Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 8,000 square feet. See "Sales and Marketing-Sales Office Locations."

The Company has significant excess capacity with its distribution centers in Miami, Florida; Fremont and Tustin, California; and Denver, Colorado. To the extent that the Company achieves projected sales growth in future periods, management expects to realize improved operating efficiencies and economies of scale as a result of its present excess capacity. There can be no assurance, however, that the necessary sales growth will be obtained.

SYSTEMS

In 1990, the Company created a management information systems ("MIS") department and, in 1991, new computer and communications systems were placed into service. The Company's systems and operations are designed to facilitate centralized warehousing which allows salespeople across the country to have real-time access to inventory and pricing information and allows a salesperson in any office to enter orders electronically, which instantaneously print in the appropriate distribution facility for shipping and invoicing. The combination of the centralized distribution centers and the electronic order entry, enable the Company to provide rapid order processing at low costs. The system also provides for automatic credit checks, which prohibit any product from being shipped until the customer's credit has been approved. Additionally, the systems allow the Company to participate with customers and suppliers in electronic data interchange, or EDI, and to expand customer services, including just-in-time deliveries, kitting programs, bar coding, automatic inventory replenishment programs, bonded inventory programs, in-plant stores and in-plant terminals.

As a result of the Company's rapid growth and in order to continue to provide state-of-the-art distribution technology, these systems were expanded during 1994 and 1995. In 1996 the Company determined that its systems were not optimal to obtaining the Company's goals. As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In response to the changing needs of its customers and suppliers and in order to take advantage of better technology, the Company replaced certain hardware with more up-to-date and substantially more powerful equipment and added some additional equipment to its systems. In order to meet the increasing demands of the customer base, to maintain state-of-the-art capabilities, and to participate in commerce over the Internet, the Company expects to continue to develop and expand its systems capabilities further, including hardware and software upgrades and changes to meet its computer and communications needs. The Company believes that these systems enhancements should assist in increasing sales and in improving efficiencies and the potential for greater profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved.


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

EMPLOYEES

As of March 1, 1997, the Company employed 530 persons, of which 294 are involved in sales and sales management; 88 are involved in marketing; 49 are involved in the distribution centers; 40 are involved in operations; 10 are involved in management; 36 are involved in bookkeeping and clerical; and 13 are involved in MIS. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

COMPETITION

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales exceeding $6 billion worldwide. These distributors can be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors and local distributors. With 29 sales offices in 20 states and Canada, the Company competes as a national distributor. The Company, which was recently recognized by industry sources as the eighth largest distributor of semiconductors and the 16th largest distributor of electronic components in the United States, believes its primary competition comes from the top 50 distributors in the industry.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater assets and possess greater financial and personnel resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top 10 distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business at these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not supported by the top 10 distributors, or are fill-in or niche products. With its expanded service capabilities and quality assurance procedures in place, the Company believes that it can now compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that it will be successful in doing so. The Company believes competition from the top 10 distributors for the middle market customer base is not as strong since the largest distributors focus their efforts on the major account base. For this reason, the Company has focused strong efforts on servicing this middle market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors, by seeking to offer more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to such middle market companies a higher service level than is offered to them by the major national and global distributors.

ITEM 2.  PROPERTIES

See "ITEM 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 11 to Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation relating to claims arising out of its operations in the ordinary course of business. Such claims are generally covered by insurance or, if they relate to products manufactured by others for which it distributes, the Company would expect that the manufacturers of such products would indemnify the Company, as well as defend such claims on the Company's behalf, although no assurance can be given that any manufacturer would do so. The Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. There has been a recent trend throughout the United States of increased grievances over various employee matters. While the Company is presently not involved in any material litigation relating to such matters, the Company believes that costs associated with such matters may increase in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
         MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: "SEMI." The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

QUARTER OF FISCAL YEAR                  HIGH                   LOW
----------------------                  ----                   ---

1995
----
First Quarter                          $2 1/8                 $1 15/32
Second Quarter                          2 7/16                 1 5/8
Third Quarter                           3 11/16                2 1/8
Fourth Quarter                          3 5/16                 2 3/16

1996
----
First Quarter                           2 15/16                2
Second Quarter                          2 13/16                1 31/32
Third Quarter                           2 7/32                 1 5/8
Fourth Quarter                          1 13/16                1

1997
----
First Quarter (through March 24, 1997)  1 7/16                 1 1/32

As of March 24, 1997, there were approximately 500 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that it has over 8,300 beneficial holders of its common stock.

DIVIDEND POLICY

The Company has never paid cash dividends. In 1989, the Company's Board of Directors declared a 25% stock split effected in the form of a stock dividend. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. It is not anticipated, however, that the Company will pay cash dividends on its common stock in the foreseeable future, inasmuch as it expects to employ all available cash in the continued growth of its business. In addition, the Company's revolving line of credit agreement prohibits the payment of any dividends. See
Note 8 to Notes to Consolidated Financial Statements.

SALES OF UNREGISTERED SECURITIES

The Company has not issued or sold any unregistered securities during 1996 except as follows:

(1) Effective January 1, 1996, the Company issued an aggregate of 549,999 shares (the "PPI Shares") of the Company's common stock in connection with the Company's purchase of all of the capital stock of Programming Plus Incorporated. Based upon the PPI Shares being valued at $2.50 per share, the total purchase price paid by the Company was $1,375,000 of the Company's common stock. For a more detailed description of the Company's acquisition of Programming Plus Incorporated, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions." The PPI Shares were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

(2) Pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted during 1996 stock options to purchase 276,500 shares of the Company's common stock to 25 individuals at an exercise price ranging from $1.50 to $2.31 per share. The stock options are exercisable over a five or six-year period. See Note 10 to Notes to Consolidated Financial Statements. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company for and as of the years 1992 through 1996 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

YEARS ENDED DECEMBER 31             1996           1995(1)          1994            1993            1992
-----------------------        -------------   -------------    ------------    ------------    ------------
Net Sales(2) ................  $ 237,846,000   $ 177,335,000    $101,085,000    $ 67,510,000    $ 49,015,000
Cost of Sales(3) ............   (185,367,000)   (138,089,000)    (74,632,000)    (49,010,000)    (35,083,000)
                               -------------   -------------    ------------    ------------    ------------
Gross Profit ................     52,479,000      39,246,000      26,453,000      18,500,000      13,932,000
Selling, General and
  Administrative Expenses ...    (51,675,000)    (32,321,000)    (23,374,000)    (14,821,000)    (11,384,000)
Restructuring and Other
  Nonrecurring Expenses(4) ..     (4,942,000)     (1,098,000)       (548,000)        (61,000)       (114,000)
                               -------------   -------------    ------------    ------------    ------------

Income (Loss) from Continuing
  Operations ................     (4,138,000)      5,827,000       2,531,000       3,618,000       2,434,000
Interest Expense(5) .........     (7,025,000)     (2,739,000)     (1,772,000)     (1,103,000)     (1,153,000)
Other Income (Expense)-Net(6)           --              --              --           281,000            --
                               -------------   -------------    ------------    ------------    ------------
Income (Loss) from Continuing
  Operations Before Income
  Taxes .....................    (11,163,000)      3,088,000         759,000       2,796,000       1,281,000
Income Tax (Provision)
  Benefit ...................      2,942,000      (1,281,000)       (407,000)     (1,094,000)       (525,000)
                               -------------   -------------    ------------    ------------    ------------

Income (Loss) from Continuing
  Operations Before
  Discontinued Operations and
  Extraordinary Items .......     (8,221,000)      1,807,000         352,000       1,702,000         756,000
Discontinued Operations(7) ..     (1,757,000)         79,000            --              --              --
Extraordinary Items(8) ......         58,000            --              --              --              --
                               -------------   -------------    ------------    ------------    ------------
Net Income (Loss) ...........  $  (9,920,000)  $   1,886,000    $    352,000    $  1,702,000    $    756,000
                               =============   =============    ============    ============    ============


Earnings (Loss) Per Share(9):
  Primary ...................  $        (.49)  $         .12    $        .03    $        .19    $        .12
  Fully Diluted .............  $        (.49)  $         .12    $        .03    $        .18    $        .12

Balance Sheet Data

DECEMBER 31                         1996            1995            1994            1993            1992
-----------                      -----------    ------------    ------------    ------------    ------------

Working Capital .............  $  69,823,000   $  59,352,000    $ 39,800,000    $ 27,534,000    $ 19,427,000
Total Assets ................    112,921,000     114,474,000      57,858,000      37,968,000      28,595,000
Long-Term Debt, Including
  Current Portion ...........     58,221,000      37,604,000      27,775,000      14,928,000      13,850,000
Shareholders' Equity ........     22,396,000      32,267,000      16,950,000      15,612,000       8,517,000
Book Value Per Common Share .  $        1.13   $        1.62    $       1.37    $       1.30    $       1.10

-------------------------

(1) On December 29, 1995, the Company completed the Added Value Acquisitions. The statement of operations data for 1995 reflects only the nonrecurring expenses associated with such acquisitions, while the balance sheet data reflects the assets and liabilities of the acquired companies at December 31, 1995.

(2) Net sales, including sales generated by the Company's computer products division which was discontinued in the third quarter of 1996, were $244,668,000 for 1996 and $180,794,000 for 1995.

(3) 1996 includes non-cash inventory write-offs of $2,000,000 associated with the Company's restructuring of its kitting and turnkey operations.

(4) 1996 includes non-recurring expenses consisting of: $1,092,000 relating to restructuring the Company's kitting and turnkey operations, $587,000 relating to the termination of certain employment agreements, $445,000 relating to closing the Company's Lisle, Illinois cable assembly division, $625,000 relating to the accrual of a postretirement benefit cost associated with an amendment to an employment agreement with one of the Company's executive officers, and $2,193,000 relating to an impairment of goodwill primarily related to the Added Value Companies. 1995 includes a charge for front-end incentive employment compensation of $1,098,000 associated with the Added Value Acquisitions. 1994 includes a charge for relocation of plant facilities in the amount of $185,000 and a write-off of the Company's product development investment of $363,000.

(5) Interest expense for 1996 includes amortization and a write-down of deferred financing fees relating to obtaining the Company's new credit facility of approximately $2,148,000.

(6) 1993 includes approximately $237,000 of income from the settlement of a business interruption claim.

(7) Includes income (losses) from discontinued operations of $(166,000) (net of $125,000 income tax benefit) and $79,000 (net of $(56,000) income tax provision) for 1996 and 1995, respectively, and a loss on disposal of $(1,591,000) (net of $1,200,000 income tax benefit) in 1996 relating to management's decision to discontinue its computer products division.

(8) Reflects an after-tax gain of $272,000 (net of $205,000 income tax provision) associated with the Company's settlement of a civil litigation and an after-tax non-cash expense of $214,000 (net of $161,000 income tax benefit) resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note.

(9) Weighted average shares (including common share equivalents) outstanding for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were 20,115,843, 15,945,696, 13,029,714, 9,166,908 and 6,514,481, respectively, on a primary basis and were 20,115,843, 15,945,696, 13,029,714, 9,511,500 and 6,514,481, respectively, on a fully diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The following table sets forth for the years ended December 31, 1996, 1995 and 1994 (i) certain items in the Company's consolidated statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year. All percentages are based on net sales after excluding sales from discontinued operations.

                                                                           PERIOD TO PERIOD
                                         ITEMS AS A PERCENTAGE           PERCENTAGE INCREASE
                                             OF NET SALES                    /(DECREASE)
                                    --------------------------------     -------------------
                                              YEARS ENDED                    YEARS ENDED
                                              DECEMBER 31                    DECEMBER 31
                                    --------------------------------     -------------------
                                     1996         1995         1994      1996-95     1995-94
                                    ------       ------       ------     -------     -------
Net Sales ....................      100.0%       100.0%       100.0%       34.1%       75.4%
Gross Profit .................       22.1         22.1         26.2        33.7        48.4
Selling, General and
  Administrative Expenses ....      (21.7)       (18.2)       (23.1)       59.9        38.3
Restructuring and Other
  Nonrecurring Expenses ......       (2.1)         (.6)         (.5)      350.1       100.4
Income (Loss) from
  Continuing Operations ......       (1.7)         3.3          2.5      (171.0)      130.2
Interest Expense .............       (3.0)        (1.5)        (1.8)      156.5        54.6
Income (Loss) from
  Continuing Operations Before
  Income Taxes ...............       (4.7)         1.7           .8      (461.5)      306.9
Income (Loss) from
  Continuing Operations Before
  Discontinued Operations and
  Extraordinary Items ........       (3.5)         1.0           .3      (555.0)      413.4
Discontinued Operations ......        (.7)           *         --       (2324.1)          *
Extraordinary Items ..........          *         --           --             *        --
Net Income (Loss) ............       (4.2)         1.1           .3      (626.0)      435.8

------------------
*     not meaningful

COMPARISON OF YEARS  ENDED DECEMBER 31, 1996 AND 1995

SALES

Net sales for the year ended December 31, 1996, were $244.7 million before excluding sales from discontinued operations. Excluding $6.8 million of sales from discontinued operations, net sales for the year ended December 31, 1996, were $237.8 million, a 34.1% increase over net sales of $177.3 million excluding $3.5 million of sales from discontinued operations in 1995. The increase in sales reflects revenues generated by the Added Value Acquisitions completed on December 29, 1995, the acquisition of PPI completed effective as of January 1, 1996, revenues generated by new sales offices and an increase in revenues generated from existing sales offices. Substantially all of the increase in net sales is attributable to volume increases and the introduction of new products as opposed to price increases. In 1996, the Company experienced substantial erosion in unit selling prices on a broad range of products; however, the Company more than compensated for this price erosion with an increase in unit volume. While sales for 1996 were ahead of last year, sales for the second half of 1996 were substantially below the Company's expectations due to adverse market conditions and price erosion on a broad range of products. See "Item 1. Business-Business Strategy." The second, third and fourth quarters of 1996, including discontinued operations, each represented a quarterly decline in sales when compared to the prior consecutive quarter which were the first consecutive quarterly declines for the Company since the fourth quarter of 1991.

GROSS PROFIT

Gross profit, without giving effect in 1996 to a $2.0 million inventory write-off associated primarily with the Company's restructuring plan of its kitting and turnkey operations and excluding gross profits generated from discontinued operations, was $54.5 million in 1996 representing a 38.8% increase over gross profit of $39.2 million for 1995 excluding discontinued operations. The increase was due to the growth in sales as well as the increase in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales, without giving effect to the inventory write-offs, were 22.9% for 1996 compared to 22.1% for 1995. The increase in gross profit margins primarily reflects a fewer number of low margin, large volume transactions during 1996 than in the previous year. After giving effect to the inventory write-offs and discontinued operations, gross profit dollars were $52.5 million and the gross profit margin was 22.1% for 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") was $51.7 million for 1996 compared to $32.3 million for 1995. The increase was primarily the result of the Added Value Acquisitions as well as the increases in staffing and facilities to prepare for the anticipated continuation of rapid growth and the enhancement of computer and communications systems.

In connection with the Added Value Acquisitions, all categories of SG&A increased. In addition, the Company incurred consulting fees associated with the systems conversions of the acquired companies and with the further development of the Company's value added strategies. SG&A also increased as a result of the operations of the new divisions, Aved Industries and Apex Solutions, which were created as part of the acquisitions. Aved Industries, through its Aved Display Technologies Division, concentrates on the design, manufacture, sales and marketing of flat panel display products and technical support for these products and, through its Aved Memory Products Division, on the design, manufacture, sales and marketing of standard and custom memory module products. Apex Solutions was created to attempt to expand the Company's ability to support kitting and turnkey services on a national basis. In connection with these new divisions, the Company, during the first part of 1996 and prior to the determination to restructure such divisions at the end of the third quarter of 1996 as discussed below, increased staffing and also incurred additional operating expenses.

In 1993, 1994 and 1995, respectively, the Company experienced sales growth of 38%, 50% and 79% and ended 1995 with a strong backlog and other indications of continued rapid growth for 1996. In the first quarter of 1996, sales were 76% over the same quarter of 1995 with strong indications of continued growth for the balance of 1996. In order to drive and support the expected future growth as well as to support the operations of the above referenced acquisitions and the new divisions created in connection therewith, the Company expanded its facilities and sales personnel, opened 9 new sales offices during the latter part of 1995 and in 1996, created and staffed northeast and southwest credit departments, increased expenses and investments in connection with its computer and communications systems (see "Item 1. Business-Facilities and Systems"), and increased staffing in almost all corporate departments.

Furthermore, in an effort to diversify its business and expand its service capabilities and product offerings, the Company, created a cable assembly division in 1994 and in mid 1995, created a computer products division, or CPD, which distributed motherboards and other computer products. During 1996, the Company relocated its west coast programming and distribution center into a significantly larger facility and added additional staff for these operations. Effective as of January 1, 1996, the Company also acquired Programming Plus Incorporated, or PPI (see Note 4 to Notes to Consolidated Financial Statements) and further increased staffing to support CPD. As a result of all of the foregoing, SG&A for 1996 reflects increased salaries, payroll taxes and employee benefit costs as well as additional operating expenses such as rent and office supplies.

In May 1996, the Company decided to reduce the operation of its cable assembly division and, the division, which was originally located in Lisle, Illinois, was relocated to the Company's Miami distribution facility. During the third quarter of 1996, the Company decided to discontinue the operation of CPD as a result of supply problems and related losses. See Notes 6 and 7 to Notes to Consolidated Financial Statements.

In addition to the items set forth above, variable SG&A expenses, including sales commissions and telephone expenses, increased as a result of the increases in sales in 1996 over 1995. SG&A in absolute dollars is expected to increase in future periods.

SG&A as a percentage of net sales was 21.7% for the year ended December 31, 1996, compared to 18.2% for 1995. The increase in SG&A as a percentage of net sales reflects the increases in expenses associated with the acquisitions and expansion described above, the additional operating costs in connection with the restructuring as well as with the continued building of the Company's infrastructure to support significantly higher sales levels than were actually attained.

Due to the adverse market conditions and the significantly lower than anticipated sales level during the second and third quarters of 1996, the Company developed and began implementing expense control strategies and restructured and discontinued unprofitable divisions. During the third quarter of 1996, the Company determined that it was not economically feasible to continue its current level of investment in Apex Solutions, especially in light of the adverse market conditions which were present within the industry at that time. As a result, the Company adopted a plan to restructure its kitting and turnkey operations. In connection with this plan, the Company reduced the related workforce and accrued for employee severance and related benefits and wrote down various related assets. This restructuring resulted in a pretax charge of $1.1 million which is reflected as restructuring and other nonrecurring expenses in the accompanying Consolidated Statements of Operations. See Note 6 to Notes to Consolidated Financial Statements. In addition, SG&A for 1996 includes approximately $800,000 of costs primarily associated with operating Apex Solutions during the restructuring phase. Additionally, based on a decision made in the third quarter of 1996, the Company has ceased the activities of CPD and has reflected this division in the accompanying Consolidated Financial Statements as discontinued operations. See Note 7 to Notes to Consolidated Financial Statements. The positive impact of these strategies may not be realized until future periods. The Company believes that as the expense adjustments take effect, including the benefits of the restructuring of the kitting and turnkey operations and the discontinuance of CPD, and as the adverse market conditions continue to subside, the Company should improve its performance in the future.

At September 30, 1996, the Company recognized an impairment of goodwill in connection with the Company's acquisitions of the Added Value Companies and PPI. See "Acquisitions". This non-cash charge of approximately $2,428,000, which is primarily related to the Added Value Companies, has no associated tax benefit. A variety of factors contributed to the impairment of the goodwill relating to the Added Value Companies. These factors include a significant reduction in the revenues and operating results generated by the Added Value Companies' customer base acquired by the Company, a restructuring of the Added Value Companies' kitting and turnkey operations due to the Company determining that it was not economically feasible to continue and expand such division as originally planned, as well as the termination of certain principals and senior management of the Added Value Companies who became employees of the Company at the time of the closing of the acquisitions. These factors have greatly reduced the estimated future cash flows from the Added Value Companies. In December 1996, as part of a settlement agreement with certain selling stockholders of the Added Value Companies, the Company reacquired and canceled 95,000 shares of the Company's common stock valued at approximately $110,000. In addition, the Company established a receivable for $125,000 related to excess distributions made to certain principals of the Added Value Companies in connection with the acquisitions which, together with the benefit associated with the settlement agreement, reduced the impairment of goodwill to $2,193,000. See Notes 4, 5 and 6 to Notes to Consolidated Financial Statements.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income from continuing operations was adversely impacted by the following nonrecurring charges: the above mentioned inventory write-offs, impairment of goodwill and restructuring expenses associated with the kitting and turnkey operations; the termination of certain employment agreements entered into in connection with certain acquisitions in the amount of $587,000; the relocation of the Company's Lisle, Illinois cable assembly division in the amount of $445,000; and the acceleration of an existing accrual schedule associated with certain postretirement benefits for one of the Company's executive officers in the amount of $625,000 (see Notes 6 and 11 to Notes to Consolidated Financial Statements). After giving effect to all of the above mentioned charges, the Company had a loss from continuing operations of $4.1 million for 1996. This compared to $5.8 million of income from continuing operations for 1995 notwithstanding nonrecurring expenses of $1.1 million relating to front-end incentive employment compensation paid in connection with the Added Value Acquisitions. The decrease in income from continuing operations, without giving effect to these charges, was attributable to the increase in SG&A which more than offset the increase in sales and gross profit dollars which were well below the Company's expectations.

INTEREST EXPENSE

Interest expense increased to $7.0 million for the year ended December 31, 1996, as compared to $2.7 million for 1995. The increase resulted from additional borrowings to fund the Added Value Acquisitions completed in December 1995 as well as additional borrowings required to support the Company's growth. Borrowings also increased to finance the Company's losses in 1996. As a result of the growth originally anticipated for 1996 as discussed above, the Company refinanced its credit facility with the New Credit Facility (defined below) which, subject to the terms thereof, could allow for substantial increases in the Company's capital base. Interest expense for 1996 reflects amortization of deferred financing fees of $444,000 in connection with obtaining the New Credit Facility. In addition, as a result of a projected decrease in the Company's future utilization of the New Credit Facility based on projected cash flows, as well as certain changes to the terms of the initial agreement, $1,704,000 of the deferred financing fees was written-off in 1996. See "Liquidity and Capital Resources" and Note 8 to Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

In the third quarter of 1996, the Company's management decided to discontinue CPD due to the revenues generated by this division being significantly below the Company's expectations principally as a result of the division's primary supplier discontinuing the production of certain products that were the mainstay of this division. The after-tax loss from discontinued operations of $1.8 million reflects the estimated costs and expenses associated with the discontinuance and the related disposal, including the write-off of certain assets, as well as a provision for operating losses during the phase-out period which is expected to continue through March 31, 1997.

NET INCOME (LOSS)

After giving effect to the previously described after-tax write-off of inventory, impairment of goodwill, restructuring and other nonrecurring expenses, write-off of certain deferred financing fees, as well as the loss from discontinued operations of CPD, the Company had a net loss of $9.9 million, or $.49 per share, for the year ended December 31, 1996, compared to net income of $1.9 million, or $.12 per share, for 1995. Included in the 1996 operating results is an extraordinary after-tax gain of $272,000 recognized in connection with the Company's settlement of a civil litigation and an extraordinary after-tax expense of $214,000 resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note in connection with the closing of the New Credit Facility.


COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

SALES

Including sales from discontinued operations, the Company had sales of $180.8 million for 1995 a 78.9% increase over net sales of $101.1 million in 1994. Excluding sales from discontinued operations the Company had net sales of $177.3 million for the year ended December 31, 1995, a 75.4% increase over in 1994. This dramatic increase in sales reflects the success of the Company's aggressive sales strategy and the general increase in demand for electronic products. The increase in sales was comprised of revenues generated from existing territories, revenues generated by new sales offices and revenues generated by a company acquired in September 1994. Substantially all of the increase in net sales is attributable to volume increases and the introduction of new products as opposed to price increases.

GROSS PROFIT

Gross profit, excluding gross profit from discontinued operations, was $39.2 million in 1995 compared to $26.5 million for 1994, representing a 48.4% increase. The increase was due to the significant growth in sales. Gross profit margins as a percentage of net sales were 22.1% for 1995 compared to 26.2% for 1994. The decline in gross margins was attributable to the development of long-term strategic relationships with accounts who have required aggressive pricing, as well as a change in the Company's product mix and the competitive environment in the electronic distribution marketplace. The decline in gross profit margins was more than offset by increases in sales and improved operating efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A for 1995, after reclassifying expenses related to discontinued operations, was $32.3 million compared to $23.4 million for 1994. The increase was primarily the result of the Company's rapid growth and aggressive expansion. As sales grew dramatically, selling expenses, including sales commissions and telephone expenses, also increased. In addition, as a result of the relocation of the Company's corporate headquarters and distribution facility in May 1994, the expansion of the computer and communications systems, the opening of new sales offices and the relocating of existing sales offices into larger facilities, rent (both for realty and personalty), occupancy expenses and depreciation and amortization costs increased. Furthermore, the Company expanded its sales personnel, created and staffed a northeast credit department and increased staffing in almost all corporate departments. Additionally, during 1995 the Company opened its new programming center and created a cable assembly division (known as American Assemblies). As a result, SG&A for 1995 reflects start-up costs including additional salaries, payroll taxes and employee benefit costs, increased advertising and promotion expenses and increased training costs.

SG&A as a percentage of net sales improved to 18.2% for 1995 from 23.1% for 1994. The significant improvement in SG&A as a percentage of sales reflects the improvement in operating efficiencies and benefits from economies of scale.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations, after reflecting discontinued operations, was $5.8 million in 1995, notwithstanding nonrecurring expenses of $1.1 million relating to front-end incentive employment compensation paid in connection with the Added Value Acquisitions. This represents an increase of 130.2% over income from continuing operations of $2.5 million, including nonrecurring expenses aggregating $548,000, in 1994. The increase in income from continuing operations was attributable to the significant increase in sales and improved operating efficiencies which more than offset the decline in gross profit margins and the additional expenses associated with the Company's expansion.

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

NET INCOME

Net income for 1995 reached $1.9 million, a more than five-fold increase over net income of $352,000 for 1994. Earnings per share increased 300% to $.12 in 1995 from $.03 in 1994, even with a 22% increase in the average number of shares outstanding. The increase in earnings for 1995 resulted primarily from the significant increase in sales and the associated increase in operating efficiencies and benefits from economies of scale as discussed above. In addition, this increase in earnings was achieved notwithstanding the negative impact on earnings associated with start-up costs in connection with the cable assembly division, the opening of the Company's programming center and the nonrecurring expenses associated with the Added Value Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1996 increased to $69.8 million, from working capital of $59.4 million at December 31, 1995. The current ratio was 3.13:1 at December 31, 1996, as compared to 2.31:1 at December 31, 1995. The increase in the current ratio was primarily due to an increase in other current assets relating to a receivable generated in 1996 in connection with income tax benefits associated with the loss carryback claims, the restructuring and other nonrecurring expenses, and discontinued operations, as well as a reduction in accounts payable and accrued expenses. Accounts receivable levels at December 31, 1996 were $32.7 million, down from accounts receivable of $35.1 million at December 31, 1995. The decrease in accounts receivable at December 31, 1996 was due to a non-cash write-off of $1.1 million of accounts receivable relating to the closing of CPD, as well as a decrease in the average number of days that accounts receivables were outstanding from 56 days as of December 31, 1995 to 54 days as of December 31, 1996. Inventory levels were $64.2 million at December 31, 1996 compared to $67.5 million at December 31, 1995. The decrease primarily reflects non-cash write-offs in 1996 of $2.0 million relating to the restructuring of the kitting and turnkey operations and $650,000 relating to the closing of CPD. Accounts payable and accrued expenses decreased to $31.8 million at December 31, 1996 from $43.5 million at December 31, 1995. This decrease was primarily due to the payment of liabilities incurred in connection with the Added Value Acquisitions completed in December 1995, which was partially offset by the increase in accrued expenses associated with the restructuring of the kitting and turnkey operations and the closing of CPD. The balance of this accrued expense at December 31, 1996, which represented approximately 70% of the original liability, is expected to be paid during 1997. See Notes 6 and 7 to Notes to Consolidated Financial Statements.

On May 3, 1996 the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. The New Credit Facility replaced the Company's then existing $45 million line of credit facility which was to expire in May 1997 and bore interest, at the Company's option, either at one-quarter of one percent (.25%) below prime or two percent (2%) above certain LIBOR rates. See Note 8 to Notes to Consolidated Financial Statements. At the time of entering into the New

Credit Facility, borrowings under the New Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Borrowings under the New Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. During 1996, the Company's New Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). See Note 8 to Notes to Consolidated Financial Statements. At December 31, 1996, outstanding borrowings under the New Credit Facility aggregated $50.0 million. At February 28, 1997 outstanding borrowings under the New Credit Facility had declined to $47.0 million.

In March 1996, the Company executed a senior subordinated promissory note in the amount of $15 million to be repaid in July 1997. In May 1996, in connection with the New Credit Facility the Company repaid this note and, as a result of the early extinguishment, recognized an extraordinary after-tax expense of $214,000. See Note 8 to Notes to Consolidated Financial Statements.

The Company expects that its cash flows from operations and additional borrowings available under the New Credit Facility will be sufficient to meet its current financial requirements over the next twelve months.

INFLATION AND CURRENCY FLUCTUATIONS

The Company does not believe that inflation or currency fluctuations significantly impacted its business during 1996; however, inflation, changing interest rates and currency fluctuations have had significant effects on the economy in the past and could adversely impact the Company's results in the future.

ACQUISITIONS

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. If, as of December 31, 2000, all of the Additional Consideration has not been released, the balance held in escrow will be canceled. The PPI selling shareholders must vote all of the Company's common stock issued to them (whether or not held in escrow) as directed by the Company until the escrow is terminated. In addition, the PPI selling shareholders entered into a four-year consulting obligation with PPI in consideration of certain automobile benefits, and a covenant not to compete with PPI. The total amount paid by PPI for such automobile benefits and covenant was $150,000. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $70,000 of excess cost over fair value of net assets acquired. The excess cost over fair value of net assets acquired was subsequently deemed impaired and, as of December 31, 1996, was written-off. The assets, liabilities and operating results of PPI are included in the consolidated financial statements of the Company from the date of acquisition. See Note 4 to Notes to Consolidated Financial Statements.

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain"; Rocky Mountain together with Added Value, collectively the "Added Value Companies"), two affiliated, privately held electronic component distributors. The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the sellers' disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. The Company may be obligated to pay to certain of the selling stockholders of the Added Value Companies up to approximately $266,000 of additional consideration ("Additional Consideration") if the aggregate value of the shares of the

Company's common stock issued to certain of the selling stockholders has not, by June 30, 1998, appreciated in the aggregate by $266,000. Prior to the Company entering into a settlement agreement with certain of the selling stockholders in December 1996 and with an additional selling stockholder in January 1997 (collectively the "Settlement Agreements") the Additional Consideration could have been as much as $1,900,000. See Note 4 to Notes to Consolidated Financial Statements. The Additional Consideration is payable, subject to certain limitations, at the election of the Company, in cash or the Company's common stock, or a combination of cash and the Company's common stock. The Settlement Agreement entered into in December 1996 also provided, among other things, that certain of the selling stockholders reconvey to the Company an aggregate of 95,000 shares of common stock of the Company which were issued as part of the purchase price for the Added Value Companies and that the Company grant to certain selling stockholders stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. As a result of a reduction in the estimated future cash flows from the Added Value Companies, the Company recognized an impairment of goodwill of approximately $2,200,000 in 1996. See Note 5 to Notes to Consolidated Financial Statements. The assets, liabilities and operating results of the acquired companies are included in the consolidated financial statements of the Company from the date of the acquisitions, December 29, 1995.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-K, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand, availability of products from and the establishment and maintenance of relationships with suppliers, price competition for products sold by the Company, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the continued and anticipated growth of the electronics industry and electronic components distribution industry, a change in government tariffs or duties, a change in interest rates, and the other risks and factors detailed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                      PAGE

      1.    FINANCIAL STATEMENTS
            Independent Auditors' Report................................   F-1
            Consolidated Balance Sheets.................................   F-2
            Consolidated Statements of Operations.......................   F-3
            Consolidated Statements of Changes in Shareholders' Equity..   F-4
            Consolidated Statements of Cash Flows.......................   F-5
            Notes to Consolidated Financial Statements..................   F-6


      2.    FINANCIAL STATEMENT SCHEDULES
            None

      3.EXHIBITS
         3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File

               No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995).
         3.2   By-Laws, as amended July 29, 1994 (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
         4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
               Form S-2, File No. 33-47512).
         4.2   Specimen A Warrant Certificate (incorporated by reference to
               Exhibit 4.2 to the Company's Registration Statement on Form S-2, File No. 33-47512).
         4.3   Specimen B Warrant Certificate (incorporated by reference to
               Exhibit 4.3 to the Company's Registration Statement on Form S-2, File No. 33-47512).
         4.4   Form of Warrant Agreement (incorporated by reference to Exhibit
               4.4 to the Company's Registration Statement on Form S-2, File
               No. 33-47512).
         4.5 Form of Underwriters' Warrant Agreement (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).
         4.6 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co. ("American Stock Transfer"), as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
         4.7 Warrant Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
         4.8 Placement Agent's Warrant Agreement, dated as of June 8, 1994, between the Company and RAS Securities Corp. (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
         4.9 Underwriter's Warrant Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
         9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).

        10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
        10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
        10.3 Promissory Notes, all dated May 1, 1994 payable to the Company's landlord in the amounts of $865,000, $150,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
        10.4 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
        10.5 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
        10.6 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
        10.7   Deferred Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
        10.8 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
        10.9 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg.* **
        10.10 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
        10.11 Form of Warrant Extension Agreement relating to the Warrant issued to The Equity Group, Inc. (assigned to Robert D. Goldstein) (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2, File No. 33-47512).
        10.12 Asset Purchase Agreement dated March 30, 1993 by and between All American Semiconductor of Rockville, Inc. and All American Transistor Corporation of D.C. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

        10.13 Asset Purchase Agreement dated January 5, 1994 by and between All American Semiconductor of Chicago, Inc. and Components Incorporated; and as an exhibit thereto the employment agreement with Robert Ryan (incorporated by reference to exhibits to the Company's current report on Form 8-K dated January 19, 1994).
        10.14 Asset Purchase Agreement dated as of July 1, 1994 by and between the Company and GCI Corp.; Letter Agreement dated July 1, 1994 among the Company, GCI Corp., Robert Andreini, Joseph Cardarelli and Joseph Nelson; Guaranty dated July 1, 1994 and Amendment Letter to Asset Purchase Agreement and Letter Agreement dated July 15, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        10.15 Merger Purchase Agreement (the "Purchase Agreement") dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
        10.16 Stock Purchase Agreement (without schedules) dated as of January 1, 1996 among the Company, as purchaser, and Steven E. Culligan, Alan G. Bowen and Robert Harrington, as sellers (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996).
        10.17 Revolving Credit Agreement, Master Promissory Note, Security Agreement and Stock Pledge Agreement, all dated December 29, 1992 with the Company's prior senior lender (incorporated by reference from the Company's Current Report on Form 8-K dated December 29,
               1992).
        10.18 First Amendment to Revolving Credit Agreement (Letter Agreement), Master Promissory Note and Guaranty Agreement, all dated May 27, 1993, with the Company's prior senior lender (incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1993).
        10.19 Second Amendment to Revolving Credit Agreement and First Amendment to Stock Pledge Agreement and Master Promissory Note, all dated July 19, 1993, with the Company's prior senior lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1993).
        10.20 Third Amendment to Revolving Credit Agreement and Master Promissory Note, both dated as of August 10, 1994; and Second Amendment to Stock Pledge Agreement, Security Agreement and Guaranty Agreement, all dated as of August 10, 1994, with the Company's prior senior lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994).

        10.21 Fourth Amendment to Revolving Credit Agreement and Master Promissory Note, both dated as of March 28, 1995, with the Company's prior senior lender (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1994).
        10.22 Fifth Amendment to Revolving Credit Agreement and Master Promissory Note, both dated as of December 15, 1995, with the Company's prior senior lender (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995).
        10.23 Sixth Amendment to Revolving Credit Agreement dated as of March 14, 1996, with the Company's' prior senior lender (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995).
        10.24 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower, together with six (6) Revolving Credit Notes, all dated May 10, 1996, aggregating $100,000,000 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
        10.25 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
        10.26 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
        10.27 Consulting Contract dated July 1, 1995 by and between All American Semiconductor, Inc. and The Equity Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995).
        10.28 Form of Consulting Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit
               10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
        10.29 Warrant Certificates Nos. 93-1 and 93-2 dated as of May 13, 1993, issued to The Equity Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1994).
        10.30 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
        10.31 Employment Agreement dated as of May 24, 1995, between the Company and Howard L. Flanders (incorporated by reference to
               Exhibit 10.25 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
        10.32 Employment Agreement dated as of May 24, 1995, between the Company and Rick Gordon (incorporated by reference to Exhibit
               10.26 to

               Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
        10.33 Senior Subordinated Promissory Note dated March 18, 1996 from the Company to and accepted by CIBC Inc. in the principal amount of $15,000,000 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1995).
        10.34 Senior Subordinated Subsidiaries Guarantee dated March 18, 1996 from all of the Company's wholly-owned subsidiaries in favor of CIBC Inc. (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1995).
        10.35 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies.*
        10.36 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle.*
        10.37  Form of Salary Continuation Plan.* **
        10.38 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500.*
        11.1   Statement Re: Computation of Per Share Earnings.*
        21.1   List of subsidiaries of the Registrant.*
        23.1 Consent of Lazar, Levine & Company LLP, independent certified public accountants.*
        27.1   Financial Data Schedule.*
------------------
*     Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)   REPORTS ON FORM 8-K
      No reports were filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By:   /s/ PAUL GOLDBERG
      ----------------------------------------
      Paul Goldberg, Chairman of the Board and
      Chief Executive Officer

Dated:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.


/s/ PAUL GOLDBERG                   Chairman of the Board and Chief Executive
-------------------------           (Principal Executive Officer)
Paul Goldberg


/s/ BRUCE M. GOLDBERG               President and Chief Operating Officer,
-------------------------           Director
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS              Vice President and Chief Financial Officer,
-------------------------           (Principal Financial and Accounting Officer)
Howard L. Flanders


/s/ RICK GORDON                     Senior Vice President of Sales, Director
-------------------------
Rick Gordon

/s/ SHELDON LIEBERBAUM              Director
-------------------------
Sheldon Lieberbaum

/s/ S. CYE MANDEL                   Director
-------------------------
S. Cye Mandel

                          Independent Auditors' Report



To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ LAZAR, LEVINE & COMPANY LLP
-------------------------------
LAZAR, LEVINE & COMPANY LLP

New York, New York
February 28, 1997

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                                     1996            1995
------                                                 ------------    ------------
Current assets:
   Cash ............................................   $    525,000    $    276,000
   Accounts receivable, less allowances for doubtful
     accounts of $1,200,000 and $921,000 ...........     32,711,000      35,101,000
   Inventories .....................................     64,212,000      67,463,000
   Other current assets ............................      5,113,000       1,959,000
                                                       ------------    ------------
     Total current assets ..........................    102,561,000     104,799,000
Property, plant and equipment-net ..................      5,454,000       3,882,000
Deposits and other assets ..........................      3,832,000       2,316,000
Excess of cost over fair value of net assets
  acquired - net ...................................      1,074,000       3,477,000
                                                       ------------    ------------
                                                       $112,921,000    $114,474,000
                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt ...............   $    434,000    $    844,000
   Accounts payable and accrued expenses ...........     31,808,000      43,451,000
   Income taxes payable ............................           --           199,000
   Other current liabilities .......................        496,000         953,000
                                                       ------------    ------------
     Total current liabilities .....................     32,738,000      45,447,000
Long-term debt:
   Notes payable ...................................     50,012,000      29,900,000
   Subordinated debt ...............................      6,539,000       6,515,000
   Other long-term debt ............................      1,236,000         345,000
                                                       ------------    ------------
                                                         90,525,000      82,207,000
                                                       ------------    ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued .......................           --              --
   Common stock, $.01 par value, 40,000,000
     shares authorized, 20,323,894 and 19,863,895
     shares issued, 19,833,895 and 19,863,895
     shares outstanding ............................        198,000         199,000
   Capital in excess of par value ..................     25,561,000      25,511,000
   Retained earnings (deficit) .....................     (2,912,000)      7,008,000
   Treasury stock, at cost, 180,295 shares .........       (451,000)       (451,000)
                                                       ------------    ------------
                                                         22,396,000      32,267,000
                                                       ------------    ------------
                                                       $112,921,000    $114,474,000
                                                       ============    ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                             1996            1995           1994
-----------------------                         -------------  --------------  -------------
NET SALES ...................................   $237,846,000   $ 177,335,000   $101,085,000
Cost of sales ...............................   (185,367,000)   (138,089,000)   (74,632,000)
                                                ------------   -------------   ------------
Gross profit ................................     52,479,000      39,246,000     26,453,000
Selling, general and
  administrative expenses ...................    (51,675,000)    (32,321,000)   (23,374,000)
Impairment of goodwill ......................     (2,193,000)           --             --
Restructuring and other nonrecurring
  expenses ..................................     (2,749,000)     (1,098,000)      (548,000)
                                                ------------   -------------   ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS ................................     (4,138,000)      5,827,000      2,531,000
Interest expense ............................     (7,025,000)     (2,739,000)    (1,772,000)
                                                ------------   -------------   ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES ..............................    (11,163,000)      3,088,000        759,000
Income tax (provision) benefit ..............      2,942,000      (1,281,000)      (407,000)
                                                ------------   -------------   ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY
  ITEMS .....................................     (8,221,000)      1,807,000        352,000
Discontinued operations:
Gain (loss) from operations
  (net of $125,000 and $(56,000) income
  tax benefit (provision)) ..................       (166,000)         79,000           --
Loss on disposal (net of $1,200,000
  income tax benefit) .......................     (1,591,000)           --             --
                                                ------------   -------------   ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS .......................     (9,978,000)      1,886,000        352,000
Extraordinary items:
Gain from settlement of litigation (net of
  $205,000 income tax provision) ............        272,000            --             --
Loss on early retirement of debt (net of
  $161,000 income tax benefit) ..............       (214,000)           --             --
                                                ------------   -------------   ------------
NET INCOME (LOSS) ...........................   $ (9,920,000)  $   1,886,000   $    352,000
                                                ============   =============   ============

Primary and fully diluted earnings per share:
Income (loss) from continuing operations ....   $       (.40)  $         .11   $        .03
Discontinued operations .....................           (.09)            .01           --
Extraordinary items .........................           --              --             --
                                                ------------    ------------   ------------
Net income (loss) ...........................   $       (.49)  $         .12   $        .03
                                                ============    ============   ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                               CAPITAL IN      RETAINED                       TOTAL
                                                  COMMON       EXCESS OF       EARNINGS        TREASURY    SHAREHOLDERS'
                                    SHARES        STOCK        PAR VALUE       (DEFICIT)        STOCK         EQUITY
                                  ----------     --------     -----------     -----------     ---------     -----------
Balance, December 31, 1993 ...    12,017,750     $120,000     $10,782,000     $ 4,770,000     $ (60,000)    $15,612,000

Exercise of stock options and
   warrants ..................       399,041        4,000         545,000            --            --           549,000

Issuance of options and
   warrants ..................          --           --           437,000            --            --           437,000

Net income ...................          --           --              --           352,000          --           352,000
                                  ----------     --------     -----------     -----------     ---------     -----------

Balance, December 31, 1994 ...    12,416,791      124,000      11,764,000       5,122,000       (60,000)     16,950,000

Sale of equity securities ....     5,232,500       53,000       8,447,000            --            --         8,500,000

Issuance of equity securities      2,174,104       22,000       5,262,000            --        (391,000)      4,893,000

Exercise of stock options and
   warrants ..................        40,500         --            38,000            --            --            38,000

Net income ...................          --           --              --         1,886,000          --         1,886,000
                                  ----------     --------     -----------     -----------     ---------     -----------

Balance, December 31, 1995 ...    19,863,895      199,000      25,511,000       7,008,000      (451,000)     32,267,000

EXERCISE OF STOCK OPTIONS ....         5,000         --             9,000            --            --             9,000

ISSUANCE OF EQUITY SECURITIES         60,000         --           150,000            --            --           150,000

REACQUISITION AND CANCELLATION
   OF EQUITY SECURITIES ......       (95,000)      (1,000)       (109,000)           --            --          (110,000)

NET LOSS .....................          --           --              --        (9,920,000)         --        (9,920,000)
                                  ----------     --------     -----------     -----------     ---------     -----------

BALANCE, DECEMBER 31, 1996 ...    19,833,895     $198,000     $25,561,000     $(2,912,000)    $(451,000)    $22,396,000
                                  ==========     ========     ===========     ===========     =========     ===========

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                  1996            1995           1994
-----------------------                                              ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................   $ (9,920,000)   $ 1,886,000    $   352,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ................................      2,757,000      1,038,000        677,000
    Non-cash interest expense ....................................      2,273,000        148,000         47,000
    Nonrecurring expenses ........................................      4,428,000           --          363,000
    Changes in assets and liabilities of continuing operations:
      Decrease (increase) in accounts receivable .................      1,569,000    (12,324,000)    (3,019,000)
      Decrease (increase) in inventories .........................      1,206,000    (24,495,000)    (9,508,000)
      Increase in other current assets ...........................     (2,014,000)      (248,000)      (904,000)
      Increase (decrease) in accounts payable and accrued expenses    (14,032,000)    24,972,000      4,702,000
      Increase (decrease) in other current liabilities ...........       (669,000)       809,000        (63,000)
    Decrease (increase) in net assets of discontinued operations .      1,796,000        (72,000)          --
                                                                     ------------    -----------    -----------
        Net cash used for operating activities ...................    (12,606,000)    (8,286,000)    (7,353,000)
                                                                     ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..........................     (2,293,000)    (1,428,000)    (1,618,000)
  Increase in other assets .......................................     (4,438,000)    (1,540,000)      (712,000)
  Purchases of net assets of acquired companies ..................           --       (2,860,000)    (1,084,000)
  Net investing activities of discontinued operations ............        (39,000)        (7,000)          --
                                                                     ------------    -----------    -----------
        Net cash used for investing activities ...................     (6,770,000)    (5,835,000)    (3,414,000)
                                                                     ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements .................     20,290,000      5,910,000      6,076,000
  Increase in notes payable ......................................     15,161,000        134,000      6,088,000
  Repayments of notes payable ....................................    (15,835,000)      (385,000)    (2,119,000)
  Net proceeds from issuance of equity securities ................          9,000      8,538,000        742,000
                                                                     ------------    -----------    -----------
        Net cash provided by financing activities ................     19,625,000     14,197,000     10,787,000
                                                                     ------------    -----------    -----------
  Increase in cash ...............................................        249,000         76,000         20,000
  Cash, beginning of year ........................................        276,000        200,000        180,000
                                                                     ------------    -----------    -----------
  Cash, end of year ..............................................   $    525,000    $   276,000    $   200,000
                                                                     ============    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ..................................................   $  3,839,000    $ 2,581,000    $ 1,604,000
                                                                     ============    ===========    ===========
  Income taxes paid ..............................................   $  1,108,000    $   898,000    $ 1,021,000
                                                                     ============    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: Capital leases aggregating $634,000 for computer equipment became effective during 1994.

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

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a national distributor of electronic components manufactured by others. The Company primarily distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also designs and has manufactured certain board level products including memory modules and flat panel display driver boards, both of which are sold to OEMs.

The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Those principles considered particularly significant are detailed below. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. While actual results may differ from these estimates, management does not expect the variances, if any, to have a material effect on the consolidated financial statements.

BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company has a Canadian subsidiary which conducts substantially all of its business in U.S. dollars.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

Inventories are stated at the lower of cost (determined on an average cost basis) or market.

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

The excess of cost over the fair value of net assets acquired is being amortized over periods ranging from 15 years to 40 years using the straight-line method. The Company periodically reviews the value of its excess of cost over the fair value of net assets acquired to determine if an impairment has occurred. As part of this review the Company measures the estimated future operating cash flows of acquired businesses and compares that with the carrying value of excess of cost over the fair value of net assets. See Note 5 to Notes to Consolidated Financial Statements.

INCOME TAXES

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. The Company utilizes Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 9 to Notes to Consolidated Financial Statements.

EARNINGS PER SHARE

Primary earnings per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options and warrants.

The following average shares were used for the computation of primary and fully diluted earnings per share:

YEARS ENDED DECEMBER 31                  1996           1995           1994
-----------------------               ----------     ----------     ----------

Primary and fully diluted.........    20,115,843     15,945,696     13,029,714

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

POSTRETIREMENT BENEFITS

In 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of the adoption of this Statement was not material.

STOCK-BASED COMPENSATION

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 10 to Notes to Consolidated Financial Statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

DECEMBER 31                                           1996            1995
-----------                                        ----------      ----------

Office furniture and equipment................     $4,018,000      $3,283,000
Computer equipment............................      3,403,000       2,162,000
Leasehold improvements........................      1,719,000       1,271,000
Motor vehicles................................              -          25,000
                                                   ----------      ----------
                                                    9,140,000       6,741,000
Accumulated depreciation and amortization          (3,686,000)     (2,859,000)
                                                   ----------      ----------
                                                   $5,454,000      $3,882,000
                                                   ==========      ==========


NOTE 4 - ACQUISITIONS

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"), which provides programming and tape and reel services with respect to electronic components. The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. If, as of December 31, 2000, all of the Additional Consideration has not been released, the balance held in escrow will be canceled. The PPI selling shareholders must vote all of the Company's common stock issued to them (whether or not held in escrow) as directed by the Company until the escrow is terminated. In addition, the PPI selling shareholders entered into a four-year consulting obligation with PPI in consideration of certain automobile benefits, and a covenant not to compete with PPI. The total amount paid by PPI for such automobile benefits and covenant was $150,000. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $70,000 of excess cost over fair value of net assets acquired. The excess cost over fair value of net assets acquired was subsequently deemed impaired (see Note 5) and, as of September 30, 1996, was written-off. The assets, liabilities and operating results of PPI are included in the consolidated financial statements of the Company from the date of acquisition.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain," and together with Added Value, collectively the "Added Value Companies"). The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. The Company may be obligated to pay to the selling stockholders of the Added Value Companies up to approximately $266,000 of additional consideration ("Additional Consideration") if the aggregate value of the shares of the Company's common stock issued to certain of the selling stockholders has not, by June 30, 1998, appreciated in the aggregate by $266,000. Prior to the Company entering into a settlement agreement with certain of the selling stockholders in December 1996 and with an additional selling stockholder in January 1997 (collectively the "Settlement Agreements") the Additional Consideration could have been as much as $1,900,000. See Note 5 to Notes to Consolidated Financial Statements. The Additional Consideration is payable, subject to certain limitations, at the election of the Company, in cash or the Company's common stock, or a combination of cash and the Company's common stock. The Settlement Agreement entered into in December 1996 also provided, among other things, that certain of the selling stockholders reconvey to the Company an aggregate of 95,000 shares of common stock of the Company which were issued as part of the purchase price for the Added Value Companies and that the Company grant to certain selling stockholders stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. As a result of a reduction in the estimated future cash flows from the Added Value Companies, the Company recognized an impairment of goodwill of approximately $2,200,000 in 1996 (see
Note 5 to Notes to Consolidated Financial Statements). The assets, liabilities and operating results of the acquired companies are included in the consolidated financial statements of the Company from the date of the acquisitions, December 29, 1995.

On September 9, 1994, the Company completed the acquisition of substantially all of the assets of GCI Corp., a Philadelphia-area distributor of electronic components. As consideration for this acquisition, the Company paid $485,000 in cash, issued a

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


promissory note of approximately $306,000 payable interest only for two years and in quarterly installments over the next three years, and issued stock options valued at $144,000 at September 9, 1994. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $1,930,000, including a $1,400,000 bank note payable which has been repaid. See Notes 8 and 10 to Notes to Consolidated Financial Statements. The promissory note is required to be paid down by one-half of the then outstanding principal balance if certain Net Earnings (as defined) are attained for 1995 or 1996. For 1995 and 1996, the level of Net Earnings (as defined) was not met and therefore no principal payments were made on such promissory note. The seller may earn up to an additional $760,000 of contingent purchase price over the three-year period ending December 31, 1997 if certain gross profit targets are met. For 1995 and 1996, the gross profit targets were not met and, therefore, no additional purchase price was earned. The acquisition was accounted for by the purchase method of accounting which resulted in the recognition of approximately $394,000 of excess cost over fair value of net assets acquired. The operating results of the acquired company are included in the consolidated statement of operations from the date of acquisition.

The three principal stockholders and key employees of GCI Corp. (the "GCI Principals") each had received an employment agreement expiring on December 31, 1997 providing for base salary of $122,000, $113,000 and $110,000 per annum, respectively. In addition to base salary, each of the GCI Principals could have earned a bonus based upon the percentage of the Net Earnings generated in the sales Territory, as defined. In addition to the net earnings bonus, two of the GCI Principals could have earned an annual bonus based upon the gross profit of the Company with respect to all sales made in Maryland, Virginia and Delaware, but only if certain minimum gross profit levels are obtained. The Company had also agreed to grant to each of the GCI Principals employee incentive stock options at fair market value on the date of grant (10,000 to each by January 30, 1996; 10,000 to each by January 30, 1997; and 10,000 to each by January 30,
1998), but each such grant was conditional upon sales in the sales Territory, as defined, attaining a minimum gross profit for the year most recently ended. As of December 31, 1996, the minimum gross profit margin was not attained and therefore none of the applicable stock options have been granted. Two of the GCI principals' employment agreements have been terminated. One other key employee of GCI Corp. accepted employment with the Company and was granted 10,000 employee incentive stock options at an exercise price of $2.63 per share, the ability to receive up to 15,000 additional employee incentive stock options (5,000 per year in respect of 1995, 1996 and 1997) if certain minimum gross profit for sales in the sales Territory, as defined, are attained during each such year, and will be issued 1,000 shares of Common Stock as a result of completing 18 months of service. None of the 15,000 additional stock options have been granted as the minimum gross profit was not attained during 1995 and 1996.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 24, 1994, the Company completed the acquisition of substantially all of the assets of Components Incorporated, a Chicago-based distributor of electronic components ("Components"). As consideration for this acquisition, the Company paid $599,000 in cash and issued a promissory note of approximately $399,000 due two years from closing, which has since been repaid. The Company also assumed substantially all of the seller's disclosed liabilities of approximately $700,000, including a $400,000 bank note payable which has been repaid. See Note 8 to Notes to Consolidated Financial Statements. The Components principal received $350,000 of consideration for a covenant not to compete that restricts any competition with the Company through April 30, 1999, representing a three-year period following the Components principal's termination as an employee which was April 30, 1996. The $350,000 consideration was in the form of a grant of stock options valued at $100,000 as of January 24, 1994 and the delivery to the Components principal of a promissory note in the principal amount of $250,000. See Notes 8 and 10 to Notes to Consolidated Financial Statements. The Company has also granted to the Components principal employee incentive stock options at fair market value on the date of grant (5,000 on January 24, 1995 and 10,000 on January 24, 1996). These options are no longer outstanding as 5,000 were exercised and the balance were canceled in connection with the termination of the Components principal as an employee. The acquisition was accounted for by the purchase method of accounting. The operating results of the acquired company are included in the consolidated statement of operations from the date of acquisition.

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company as if the acquisitions of PPI, the Added Value Companies, GCI Corp. and Components had occurred at the beginning of the years presented:

YEARS ENDED DECEMBER 31                  1995           1994
-----------------------              ------------   ------------

Net sales.........................   $217,247,000   $145,942,000
Net income........................      2,822,000      1,809,000
Primary earnings per share........           $.16           $.12
Fully diluted earnings per share..           $.16           $.12

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - IMPAIRMENT OF GOODWILL

In connection with the Company's acquisitions of the Added Value Companies and PPI, at September 30, 1996, the Company recognized an impairment of goodwill. This non-cash charge is primarily related to the Added Value Companies and has no associated tax benefit. A variety of factors contributed to the impairment of the goodwill relating to the Added Value Companies. These factors include a significant reduction in the revenues and operating results generated by the Added Value Companies' customer base acquired by the Company, a restructuring of the Added Value Companies' kitting and turnkey operations due to the Company determining that it was not economically feasible to continue and expand such division as originally planned, as well as the termination of certain principals and senior management of the Added Value Companies who became employees of the Company at the time of the closing of the acquisitions. See Note 6 to Notes to Consolidated Financial Statements. These factors have greatly reduced the estimated future cash flows from the Added Value Companies. In determining the amount of the impairment charge, the Company developed its best estimate of projected operating cash flows over the remaining period of expected benefit. Projected future cash flows were discounted and compared to the carrying value of the related goodwill and as a result a write-down of approximately $2,400,000 with respect to the Added Value Companies was recorded as of September 30, 1996. In December 1996 and January 1997, as part of the Settlement Agreements (see
Note 4 to Notes to Consolidated Financial Statements), the Company reacquired and canceled 95,000 shares of the Company's common stock valued at approximately $110,000. In addition, the Company established a receivable for $125,000 related to excess distributions made to certain principals of the Added Value Companies in connection with the acquisitions which, together with the benefit associated with the Settlement Agreements, reduced the impairment of goodwill to $2,193,000.

NOTE 6 - RESTRUCTURING AND OTHER NONRECURRING EXPENSES

During 1996, the Company recorded a pretax charge of $1,092,000 associated primarily with the restructuring of its kitting and turnkey operations. The kitting department was created toward the end of 1994 and, at the time of the December 1995 Added Value Acquisitions, the Company intended to utilize the extensive kitting capabilities acquired and expand such service nationwide. In addition, the acquisitions provided the Company with capabilities in turnkey manufacturing services. After evaluating, with the assistance of consultants, the Company's cost structure and service capabilities, the Company's management determined that it was not economically feasible to continue its current level of investment in such services, especially in light of the adverse market conditions within the industry at that time. As a result, the Company adopted a plan to restructure its kitting and turnkey operations. In connection with this plan, the Company reduced the related workforce and accrued for employee severance and related benefits and wrote down various related assets. The portion of the restructuring charge which represented severance and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


related benefits aggregated approximately $625,000. The workforce reductions primarily affected approximately 90 employees of the Company's sales, management and operations departments. As of December 31, 1996, approximately $194,000 of termination benefits were applied to the restructuring accrual. The Company expects to pay the balance of the accrued liability during 1997. After the completion of the restructuring, the Company should have reduced overhead and enhanced operational efficiency.

In addition, during 1996, the Company wrote-off $2,000,000 of inventory associated primarily with the restructuring of the kitting and turnkey operations which is reflected in cost of sales in the accompanying Consolidated Statements of Operations.

During 1996, the Company terminated certain employment agreements which were entered into in connection with certain acquisitions. As a result, the Company accrued $587,000 of nonrecurring expenses in 1996, representing the aggregate of the payments to be made under such agreements.

In May 1996, the Company decided to close its cable assembly division in Lisle, Illinois and to relocate certain of such operations to its Miami distribution facility. Accordingly, the Company accrued $445,000 of nonrecurring expenses in 1996 relating to such decision, including the write-down of certain cable assembly-specific inventory, operating costs through the date of relocation and severance pay.

In December 1996, an employment agreement with an executive officer was amended whereby the permitted retirement date was accelerated to December 31, 1996. As a result, the Company accelerated an existing postretirement benefit accrual schedule and recorded an additional non-cash charge of $625,000. See Note 11 to Notes to Consolidated Financial Statements.

In 1995 in connection with the Added Value Acquisitions, the Company paid an aggregate of $1,098,000 in cash to certain key employees of the Added Value Companies as front-end incentive employment compensation.

NOTE 7 - DISCONTINUED OPERATIONS

In June 1995, the Company established a computer products division ("CPD") which operates under the name Access Micro Products. This division sold microprocessors, motherboards, computer upgrade kits, keyboards and disk drives primarily to value added resellers, retailers and distributors of computer products. During the first quarter of 1996 this division was profitable and growing. As a result of this growth and at the request of the division's primary supplier, the Company expanded its staffing and infrastructure to support the expected continued growth. During the second quarter of 1996, the Company was notified by the division's primary supplier that it had discontinued the production of certain

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


products that were the mainstay of the Company's computer products division. Although the Company obtained additional product offerings, revenues of Access Micro Products were severely impacted without these mainstay products and, as a result, management decided to discontinue CPD. The Company finalized its plan of disposal during the third quarter of 1996. Accordingly, this division is accounted for as discontinued operations and the results of operations for all periods shown are segregated in the accompanying Consolidated Statements of Operations. Net sales, cost of sales, operating expenses and income taxes for the prior periods have been reclassified for amounts associated with the discontinued division. The loss on disposal of $2,791,000, on an pretax basis, includes the estimated costs and expenses associated with the disposal of $2,326,000 as well as a provision of $465,000 for operating losses during the phase-out period, which is expected to continue through March 31, 1997.

Sales from this division were $6,822,000 and $3,459,000 for 1996 and 1995, respectively. The net assets of discontinued operations, after reflecting certain non-cash write-offs of inventory and receivables, included in the accompanying Consolidated Balance Sheet at December 31, 1996, are summarized as follows:



      Current assets......................      $   788,000
      Property, plant and equipment - net.           42,000
                                                -----------
      Net assets..........................      $   830,000
                                                ===========


NOTE 8 - LONG-TERM DEBT

LINE OF CREDIT

In May 1996, the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. At the time of entering into such facility, borrowings under the New Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Outstanding borrowings under the New Credit Facility, which are secured by all of the Company's assets including accounts receivable, inventories and equipment, amounted to $50,000,000 at December 31, 1996. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. In connection with obtaining the New Credit Facility the Company paid financing fees which aggregated $3,326,000. During 1996, the Company's New Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). As a result of a projected decrease in the Company's future anticipated utilization of the New Credit Facility based on projected cash flows as well as certain changes to the terms of the initial agreement, $1,704,000 of the deferred financing fees was written off to interest expense in 1996, since it was deemed to have no future economic benefit.

In connection with the New Credit Facility, in May 1996, the Company repaid all outstanding borrowings under the Company's previous $45 million line of credit facility which was to expire in May 1997 and bore interest, at the Company's option, either at one-quarter of one percent (.25%) below prime or two percent (2%) above certain LIBOR rates and repaid the Company's $15 million senior subordinated promissory note (the "Subordinated Note"). The Subordinated Note had been issued in March 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company recognized an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000, in 1996.

Outstanding borrowings at December 31, 1995 under the Company's then $45 million facility amounted to $25,900,000.


NOTES PAYABLE - BANKS

In connection with the acquisitions of the Added Value Companies, the Company assumed two notes payable to banks of approximately $3,809,000 which were subsequently repaid in January 1996. These notes are included in long-term debt as of December 31, 1995.

SUBORDINATED DEBT

In September 1994, in connection with the acquisition of GCI Corp., the Company issued a promissory note to the seller bearing interest at 7% per annum in the approximate amount of $306,000 due in 1999. The promissory note, which is subordinate to the Company's line of credit, is payable interest only on a quarterly basis for the first two years with the principal amount, together with accrued interest thereon, payable in equal quarterly installments over the next three years. One-half of the then outstanding principal balance of the promissory note was required to be paid if certain Net Earnings (as defined) were attained for 1995 or 1996. For 1995 and 1996, the level of Net Earnings (as defined) was not met. In addition, in connection with bonuses earned pursuant to employment

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


agreements the Company executed two promissory notes in 1996 to two of the former principal stockholders of GCI Corp., each in the approximate amount of $10,100. These notes, which are subordinate to the Company's institutional lenders, mature in 2001 and bear interest at 7% per annum, payable quarterly. Furthermore, the Company executed a promissory note in the approximate amount of $37,300 payable to GCI Corp. in connection with the earn-out provision contained in the asset purchase agreement. This note bears interest at 7% per annum, payable quarterly. The note, which is subordinate to the Company's institutional lenders, matures in 2001.

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 7,500 common stock purchase warrants exercisable at $3.15 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 386,250 warrants. See Note 10 to Notes to Consolidated Financial Statements. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including its line of credit facility and notes issued to the Company's landlord. The 386,250 warrants were valued at $.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company has recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 1996 and 1995.

In May 1994, the Company executed a promissory note in the amount of $865,000 in favor of the Company's landlord to finance substantially all of the tenant improvements necessary for the Company's Miami facility. This $865,000 note requires no payments in the first year (interest accrues and is added to the principal balance), is payable interest only in the second year and has a repayment schedule with varying monthly payments over the remaining 18 years. At the same time, the Company entered into another promissory note with the Company's landlord for $150,000 to finance certain personal property for the facility. This $150,000 note is payable interest only for six months and thereafter in 60 equal self-amortizing monthly payments of principal and interest. These notes, which are subordinate to the Company's line of credit, bear interest at 8% per annum and are payable monthly. In May 1994, the Company executed another promissory note in the approximate amount of $33,000 with the Company's landlord. This note is payable monthly with interest at 9.5% per annum and matures in April 1997. Certain additional improvements to the Company's Miami corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is subordinate to the Company's

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


line of credit, accrues interest at a fixed rate of 8% per annum. In October 1996, the Company executed a promissory note in the amount of $161,500 with the Company's landlord to finance certain additional improvements to the Company's Miami corporate facility. This note, which is subordinate to the Company's line of credit, is payable monthly with interest at 8.5% per annum and matures in October 2011.

In January 1994, in connection with the acquisition of Components, the Company issued a promissory note to the seller bearing interest at 8% per annum in the approximate amount of $399,000, payable in quarterly installments of interest only for a term of two years. The entire principal amount was repaid in January 1996. In addition, as part of the consideration for a covenant not to compete, the Company issued a promissory note to the principal of the seller in the amount of $250,000 (the "Non-Compete Note"). The Non-Compete Note bears interest at 8% per annum, payable quarterly, with $100,000 of principal due March 10, 1995, $50,000 of principal due April 24, 1996, and the remaining $100,000 payable in eight quarterly principal installments each in the amount of $12,500 payable over the fourth and fifth years of such note. One-half of the then outstanding principal balance of the Non-Compete Note is required to be paid if certain Net Earnings (as defined) are attained in any fiscal year, with the entire then outstanding principal balance of the Non-Compete Note required to be paid if at least the same level of Net Earnings (as defined) are attained in a subsequent fiscal year. For 1996 and 1995, the level of Net Earnings (as defined) was not attained. These notes are subordinate to the Company's line of credit.

Long-term debt of the Company as of December 31, 1996, other than the line of credit, matures as follows:

1997.............................................................. $  258,000
1998..............................................................    315,000
1999..............................................................    225,000
2000..............................................................     78,000
2001..............................................................     58,000
Thereafter........................................................  7,111,000
                                                                    ---------
                                                                   $8,045,000
                                                                   ==========

OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of computer and office equipment under a capital lease expiring in 1997. The assets, aggregating $634,000, and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 1996, accumulated depreciation of these assets aggregated approximately

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$228,000. Depreciation of assets under this capital lease is included in depreciation expense.

Future minimum lease payments under such capital lease as of December 31, 1996 were $190,000. This obligation, which is payable in full in 1997, includes interest of approximately $14,000. The net amount of $176,000 represents the present value of the minimum lease payments. The interest rate on this capital lease is 11.7% per annum and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. The capital lease provides for a purchase option.

NOTE 9 - INCOME TAXES

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

Deferred tax assets:                                            1996        1995
                                                             ----------   --------
    Accounts receivable ..................................   $  448,000   $336,000
    Inventory ............................................      297,000    354,000
    Postretirement benefits ..............................      482,000       --
    Reserves for restructuring and discontinued operations      866,000       --
    Other ................................................      734,000    145,000
                                                             ----------   --------
                                                              2,827,000    835,000
  Deferred tax liabilities:
  Fixed assets............................................      345,000    270,000
                                                             ----------   --------
Net deferred tax asset....................................   $2,482,000   $565,000
                                                             ==========   =========

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                        CURRENT        DEFERRED        TOTAL
                                      -----------    -----------    -----------
1996
----
FEDERAL ...........................   $(1,802,000)   $(1,380,000)   $(3,182,000)
STATE .............................      (276,000)      (217,000)      (493,000)
                                      -----------    -----------    -----------
                                      $(2,078,000)   $(1,597,000)   $(3,675,000)
                                      ===========    ===========    ===========

1995
----
Federal ...........................   $ 1,450,000    $  (292,000)   $ 1,158,000
State .............................       225,000        (46,000)       179,000
                                      -----------    -----------    -----------
                                      $ 1,675,000    $  (338,000)   $ 1,337,000
                                      ===========    ===========    ===========

1994
----
Federal ...........................   $   385,000    $    (3,000)   $   382,000
State .............................        26,000         (1,000)        25,000
                                      -----------    -----------    -----------
                                      $   411,000    $    (4,000)   $   407,000
                                      ===========    ===========    ===========


A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

YEARS ENDED DECEMBER 31                            1996         1995       1994
-----------------------                            -----        ----       ----

U.S. Federal income tax statutory rate ......      (34.0)%      34.0%      34.0%
State income tax, net of federal
   income tax benefit .......................       (2.6)        3.7        4.6
Goodwill amortization .......................       16.6        --         --
Other - including non-deductible items ......       (9.9)        3.8       15.0
                                                   -----        ----       ----
Effective tax rate ..........................      (29.9)%      41.5%      53.6%
                                                   =====        ====       ====

The high effective tax rate for 1994 was primarily due to non-deductible entertainment expenses.


NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS

Effective January 1996, in connection with the acquisition of PPI, the Company issued an aggregate of 549,999 shares of its common stock, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The remaining 489,999 shares of common stock was retained in escrow by the Company, as escrow agent, and will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by PPI for the years ended December 31, 1996 through December 31, 2000. For

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the year ended December 31, 1996, PPI did not attain that certain level of pre-tax net income and, accordingly, no additional shares of common stock of the Company were released.

In December 1995, in connection with the acquisition of the Added Value Companies, the Company issued an aggregate of 2,174,104 shares of common stock. As a result of Added Value previously owning approximately 37% of Rocky Mountain, 160,703 shares, valued at approximately $391,000, issued as part of the Rocky Mountain merger were acquired by the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 50,000 stock options to acquire the Company's common stock at an exercise price of $2.313 per share exercisable, subject to a six-year vesting period, through December 29, 2002. In connection with the Company entering into a settlement agreement with certain of the selling stockholders in December 1996, an aggregate of 95,000 shares of the Company's common stock was canceled and the Company granted to certain selling shareholders (who are employees of the Company) stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001.

In July 1995, the Company issued to a consulting firm a warrant to acquire 45,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable through July 20, 2000. The warrant was issued in consideration of such consulting firm entering into a new one-year consulting agreement with the Company covering financial public relations/investor relations services. At December 31, 1996, these warrants remained unexercised. The same consulting firm had previously been issued warrants to acquire an aggregate of 180,000 shares in September 1987 and May 1993 in connection with prior consulting agreements as discussed below.

In connection with new employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 1,000,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). These options have an exercise price of $1.875 per share and are exercisable through June 7, 2005, subject to a vesting schedule.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 1994, the Company issued an aggregate of 386,250 common stock purchase warrants in connection with a private placement of subordinated debentures (see
Note 8 to Notes to Consolidated Financial Statements). The warrants are exercisable at any time between December 14, 1994 and June 13, 1999 at an exercise price of $3.15 per share. In connection with this private placement, the placement agent received warrants to purchase 38,625 shares of the Company's common stock. The placement agent's warrants are exercisable for a four-year period commencing June 14, 1995 at an exercise price of $3.78 per share. At December 31, 1996, these warrants had not been exercised.

During 1992, the Company sold units, each unit consisting of two shares of common stock and two warrants. In addition, the underwriters of this offering were issued warrants to purchase 175,000 units at $3.30 per unit. The underwriters' warrants are exercisable for a four-year period which commenced in June 1993. During 1993, the Company redeemed its then outstanding warrants. In addition, during 1993, 78,750 of the underwriters' warrants were exercised. As a result of these transactions, the Company received aggregate net proceeds of approximately $5,393,000 in 1993. During 1994, an additional 78,750 of the underwriters' warrants were exercised, leaving a balance of 17,500 warrants. The Company received aggregate net proceeds of approximately $465,000 in 1994. At December 31, 1996, the 17,500 warrants remained unexercised.

In September 1987, the Company issued a warrant to acquire 90,000 shares of its common stock at $1.60 per share (after the 1989 stock split) relating to a since expired consulting agreement. In connection with the public offering completed in June 1992, the Company extended the exercise period of this warrant to June 1994. In May 1993, in connection with a new consulting agreement with the same party, the Company further extended the exercise period to June 1997 and issued additional warrants to acquire 90,000 shares of its common stock at $1.35 per share. At December 31, 1996, none of the warrants relating to these consulting agreements had been exercised.

In June 1987, the Company reserved 375,000 shares of common stock for issuance under the then Option Plan. In 1992, the number of shares of common stock reserved for issuance was increased to 750,000 shares, in 1993 the number of shares of common stock reserved for issuance was increased to 1,750,000 shares, in 1994 the number of shares of common stock reserved for issuance was increased to 2,250,000 shares, and in 1995 the number of shares of common stock reserved for issuance was increased to 3,250,000 shares.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of options granted and related information for the years ended December 31, 1994, 1995 and 1996 under the Option Plan follows:

                                                              WEIGHTED AVERAGE
                                             OPTIONS           EXERCISE PRICE
                                           ---------          ----------------


Outstanding, December 31, 1994             1,165,563                $1.47
  Granted                                  1,055,000                 1.90
  Exercised                                  (10,500)                 .84
  Canceled                                         -                    -
                                           ---------

Outstanding, December 31, 1995             2,210,063                 1.65

Weighted average fair value of options
  granted during the year                                             .45

  Granted                                    276,500                 2.16
  Exercised                                   (5,000)                1.84
  Canceled                                  (106,750)                2.20
                                           ---------

Outstanding, December 31, 1996             2,374,813                 1.77
                                           =========

Weighted average fair value of options
  granted during the year                                             .24

Options exercisable:
  December 31, 1994                          526,912                 1.19
  December 31, 1995                          689,640                 1.33
  December 31, 1996                          860,495                 1.43

Exercise prices for options outstanding as of December 31, 1996 ranged from $.75 to $2.63. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at December 31, 1996 are held by 64 individuals.

The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings
(loss)and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          1996           1995
                                                       ----------     ----------
Net earnings (loss):
  As reported                                          $(9,920,000)   $1,886,000
  Pro forma                                             (9,967,000)    1,616,000
Primary and fully diluted earnings (loss) per share:
  As reported                                          $      (.49)   $      .12
  Pro forma                                            $      (.50)   $      .10

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: expected volatility of 43.4% and 42.3%; risk-free interest rate of 6.5%; and expected lives of 5 to 8 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

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

In addition, the Company is obligated to issue 1,000 shares of its common stock and, under certain circumstances, the Company may be obligated to issue 15,000 incentive stock options. See Note 4 to Notes to Consolidated Financial Statements.


NOTE 11 - COMMITMENTS/RELATED PARTY TRANSACTIONS

Included in the Company's results of operations for 1995 is approximately $875,000 of sales, at cost, to the Added Value Companies, prior to the acquisitions. See Note 4 to Notes to Consolidated Financial Statements.

In December 1991, the Company relocated its corporate offices and Miami warehouse to a 37,000 sq. ft. facility. In addition, a warehouse in New York was consolidated into this new Miami warehouse. In connection with the relocation and consolidation, the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company entered into a new lease with an unrelated third party which was to expire in December 1997. Annual rent payments under this lease totaled $57,000 in 1994.

In May 1994, the Company terminated its lease covering the 37,000 sq. ft. facility and entered into a new lease with its then existing landlord to lease a new 110,800 sq. ft. facility for its corporate headquarters and Miami distribution center. During 1995, the Company was utilizing approximately 75% of this new facility, the balance of which the Company was subleasing to an unrelated third party for a term of three years ending on July 14, 1997. This sublease has no renewal options and the Company has the right to recapture a portion of the sublet space from the tenant after the eighteenth month of the three-year term. During 1996 the Company reclaimed 11,300 square feet pursuant to the sublease agreement, which brought the total amount of the building occupied by the Company to 84%. The sublease provides for base rent of $5,000 per month increasing 5% per year and additional rent representing the subtenant's pro rata share of landlord pass-through expenses and other expenses pertaining to the sublet premises. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease provides for annual fixed rental payments totaling approximately $264,000 in the first year, $267,000 in the second year, $279,000 in each of the third, fourth and fifth years, $300,600 in the sixth year, $307,800 in the seventh year and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

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

The Company leases space for 29 sales offices, including non-cancelable leases assumed in connection with the acquisitions of the Added Value Companies, which expire at various dates and include various escalation clauses and renewal options.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Approximate minimum future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows for the next five years:

YEAR ENDING DECEMBER 31
-----------------------

1997........................................................        $2,728,000
1998........................................................         2,251,000
1999........................................................         1,696,000
2000........................................................         1,260,000
2001........................................................           807,000

Total rent expense, including real estate taxes and net of sublease income, amounted to approximately $1,772,000, $1,345,000 and $753,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In May 1995, the Company entered into new employment agreements with each of the four executive officers of the Company (collectively, the "1995 Agreements"). These agreements provide for an aggregate of $845,500 in base salary per annum effective beginning either March or June 1995 and are subject to an annual increase commencing as of January 1, 1996 equal to the greater of 4% per annum as to two agreements and 5% per annum as to the other two agreements or the increase in the cost of living. The 1995 Agreements provide that the executive officers as a group are entitled to receive an annual cash bonus, subject to certain caps, equal to an aggregate of 10% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Excluding certain one-time bonuses for 1995 aggregating $55,000, the total amount of bonuses earned for 1995 was approximately $370,000. No bonuses were earned for 1996. The 1995 Agreements also provide for certain additional benefits, including participation in the Company's benefit plans, disability benefits and various life insurance policies. The 1995 Agreements also contain change-in-control provisions that may result in certain lump sum severance payments based on a multiple (two or three years) of all annual compensation and benefits being payable to them. One agreement contains a retirement benefits package including $100,000 per annum from date of retirement until the later of the death of such executive officer or his spouse. In connection with an amendment to this agreement entered into in December 1996, the permitted retirement date to receive such benefits was accelerated from January 1, 1999 to December 31, 1996. As consideration for this amendment, such executive officer agreed to a salary reduction of $25,000 per annum commencing with 1997 and to the elimination of certain insurance obligations of the Company. As a result of this amendment, the Company accelerated an existing postretirement benefit accrual schedule and recorded an additional non-cash charge of $625,000 in 1996. For 1995, a postretirement benefit cost of $264,000 was recorded. Retirement benefits under this agreement are presently

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


unfunded. Postretirement benefit obligations of $1,171,000 and $264,000 are included in the consolidated balance sheets at December 31, 1996 and 1995.

In connection with the acquisitions of the Added Value Companies, the Company entered into employment agreements with a total of 17 employees, including five key employees. The two-year employment agreements for the five key employees provide for annual salaries aggregating $695,000, excluding certain front-end incentive employment compensation aggregating $765,000. The remaining 12 employment agreements provide for annual compensation at rates comparable to what was previously paid to such employees and in certain agreements provide front-end incentive employment compensation (aggregating $333,000) and additional employment compensation aggregating $214,500 payable ratably over their two-year employment periods. During 1996, the Company terminated certain of these employment agreements, resulting in nonrecurring expenses aggregating $485,000. See Note 6 to Notes to Consolidated Financial Statements.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 1996 and 1995 and $52,000 in 1994, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $22,500 per annum. At December 31, 1996 the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $91,000.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1996 the Company committed to contribute $63,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period commencing January 1, 1996. If the participant

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


terminates due to death, disability or due to a change in control of management they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $9,500 in 1996. The Company makes matching contributions and in 1996 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary.


NOTE 12 - SETTLEMENT OF LITIGATION

In June 1996, the Company settled a civil action in connection with the Company's prior acquisition of certain computer equipment. In connection with the settlement agreement, the Company recognized an extraordinary after-tax gain of $272,000, net of related expenses, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 1996.

NOTE 13 - CONTINGENCIES

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In those cases, the Company expects that the manufacturer of such products will indemnify the Company, as well as defend such actions on the Company's behalf although there is no guarantee that the manufacturers will do so. In addition, as a result of the acquisitions of the Added Value Companies, the Company offers a warranty with respect to its manufactured products for a period of one year against defects in workmanship and materials under normal use and service and in the original, unmodified condition.


NOTE 14 - ECONOMIC DEPENDENCY

For the year ended December 31, 1996, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $35,579,000. The net outstanding accounts payable to this supplier at December 31, 1996 amounted to approximately $2,285,000.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

10.9 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg.
10.35 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies.
10.36 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle.
10.37  Form of Salary Continuation Plan.
10.38 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500.
11.1   Statement Re: Computation of Per Share Earnings.
21.1   List of subsidiaries of the Registrant.
23.1 Consent of Lazar, Levine & Company LLP, independent certified public accountants.
27.1   Financial Data Schedule.