Form 10-K/A
period 1996-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1997-04-22
CIK 818074

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

                   For the fiscal year ended December 31, 1996
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

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 15, 1997, are as follows:

NAME                                        CLASS       AGE        POSITION
----                                        -----       ---        --------
Paul Goldberg(1)......................      III         68         Chairman  of the  Board of  Directors  and Chief
                                                                   Executive Officer

Bruce M. Goldberg(1)..................      II          41         President  and  Chief   Operating   Officer  and
                                                                   Director

Howard L. Flanders....................      II          39         Vice  President,  Secretary and Chief  Financial
                                                                   Officer and Director

Rick Gordon...........................      III         43         Senior Vice President of Sales and Director

S. Cye Mandel(2)(3)...................      I           67         Director

Sheldon Lieberbaum(2)(3)..............      I           62         Director

---------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 1998, 1999 and 1997, respectively. The Company's executive officers serve at the discretion of the Board; however, all executive officers have employment agreements with the Company. See Item 11. Executive Compensation -- Employment Agreements. The following is a brief resume of the Company's executive officers and directors.

PAUL GOLDBERG, one of the co-founders of the Company and the father of Bruce M. Goldberg, has been employed by the Company in various executive capacities since its predecessor's formation in 1964, and has served as Chairman of the Board and Chief Executive Officer since 1978. Paul Goldberg was also President of the Company until July 1994.

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

S. CYE MANDEL is a prominent South Florida businessman who has been an executive in the food service industry for 30 years. Mr. Mandel was a principal in the entity which developed and acted from 1988 to 1993 as the manager of the Miccosukee Indian bingo enterprise located in Miami, Florida. Mr. Mandel has served as Director of the Company since 1987.

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

BOARD COMMITTEES

EXECUTIVE COMMITTEE

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 1996, the Executive Committee did not meet formally, however, its members met on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

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

COMPENSATION COMMITTEE

The Compensation Committee currently consists of S. Cye Mandel and Sheldon Lieberbaum, two independent non-employee directors of the Company. The Compensation Committee is responsible for determining the compensation of all executive officers of the Company and acts as the stock option committee of the Board, administering the Company's Option Plan (as hereinafter defined). The senior management of the Company makes all decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company. Furthermore, in connection with the 1995 Public Offering, the Company agreed with Lew Lieberbaum that the Company will not increase or authorize an increase in the compensation of its executive officers without the approval of the Compensation Committee for a period of three years from June 8, 1995. In addition, the Company has agreed that for the same three year period from June 8, 1995, it will use its best efforts to cause one individual designee of the Lew Lieberbaum to be elected to the Company's Board and that such designee will also serve as a member of the Compensation Committee. Currently, Sheldon Lieberbaum, director of corporate finance and a director and shareholder of Lew Lieberbaum, is a member of the Board and the Compensation Committee. See "Executive Officers and Directors" hereinabove.

NOMINATING COMMITTEE

The Board does not have a Nominating Committee, such function being performed by the Board as a whole.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

To the Company's knowledge,  during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth certain information regarding the compensation earned during each of the fiscal years ended December 31, 1996, 1995 and 1994 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                     SECURITIES        ALL OTHER
                                                              ANNUAL COMPENSATION    UNDERLYING      COMPENSATION
         NAME AND PRINCIPAL POSITION                YEAR     SALARY($)   BONUS($)    OPTIONS(#)         ($)(1)
         ---------------------------                ----     ---------   --------    ----------         ------

         Paul Goldberg..........................    1996      243,000         --            --           9,000
            Chairman and Chief Executive            1995      223,000    111,000       250,000          11,000
            Officer                                 1994      184,000         --            --          10,000

         Bruce M. Goldberg......................    1996      253,000         --            --          26,000
            President and Chief Operating           1995      225,000    141,000       450,000          27,000
            Officer                                 1994      150,000         --            --          26,000

         Rick Gordon............................    1996      163,000         --            --          16,000
            Senior Vice President of Sales          1995      162,000     89,000       150,000          16,000
                                                    1994      155,000     20,000            --          16,000

         Howard L. Flanders.....................    1996      157,000         --            --          17,000
            Vice President and Chief Financial      1995      156,000     84,000       150,000          18,000
            Officer                                 1994      130,000         --            --          17,000

---------------

(1) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company and the cost to the Company of the nonbusiness use of Company automobiles used by executive officers. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 1996 of $7,700. During 1994 the Company transferred ownership of a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg to Bruce M. Goldberg to fulfill an obligation under his 1992 employment arrangement. The Company makes annual advances to Bruce M. Goldberg to cover the annual premium of the Whole Life Policy currently in the amount of $22,995. Such annual advances are secured by the cash surrender value of the Whole Life Policy. Since more than two and one-half years had passed since the date of Bruce M. Goldberg's 1992 employment agreement, fifty percent (50%) of the advances through December 31, 1994, were canceled and the related security released on January 1, 1995. The remainder of the existing advances and any future advances made to pay premiums on the Whole Life Policy through May 31, 1997, will be canceled and any remaining security will be released in accordance with a vesting schedule by May 31, 1997, provided Bruce M. Goldberg continues employment with the Company through the end of such period. Thereafter the Company will continue, for the duration of Bruce M. Goldberg's employment, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. If Bruce
M. Goldberg is terminated by the Company for cause prior to May 31, 1997, he will be entitled to pay off the nonvested advances owed to the Company and obtain a release of any collateral assignment. If Bruce M. Goldberg is terminated without cause or upon a change in control, any nonvested advances owed to the Company will become immediately vested and any remaining security will be released. In addition, beginning in 1993 the Company has funded, and intends to continue to fund, the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. The Company's advances are secured by a collateral assignment of the cash value and death benefit of each of the policies. The current annual premium on each of these policies is $11,500. The Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies are expected to last for a maximum of ten years. After Howard L. Flanders and Rick Gordon have been with the Company for a period of five years from the year in which the policy was acquired (1993) and provided they each remain in the employ of the Company or they have become disabled or a change in control has occurred during the term of their employment, the advances will be deemed canceled and the security released thereafter ratably over a five year vesting period until such time as all advances are deemed canceled.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options during its fiscal year ended December 31, 1996 to any executive officer of the Company. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-ENDED OPTION VALUES

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 1996, and the value of unexercised stock options as of December 31, 1996 for the individual executive officers named in the Summary Compensation Table:

                                                                                 NUMBER OF
                                                                                SECURITIES           VALUE OF
                                                                                UNDERLYING          UNEXERCISED
                                                                                UNEXERCISED        IN-THE-MONEY
                                                                                OPTIONS AT          OPTIONS AT
                                                  SHARES                         FY-END(#)          FY-END ($)
                                                ACQUIRED ON        VALUE       EXERCISABLE/        EXERCISABLE/
                                                EXERCISE(#)     REALIZED($)    UNEXERCISABLE     UNEXERCISABLE(1)
                                                -----------     -----------    -------------     ----------------
         Paul Goldberg......................         --              --           160,000(E)            0(E)
                                                                                  290,000(U)            0(U)
         Bruce M. Goldberg..................         --              --           135,000(E)            0(E)
                                                                                  490,000(U)            0(U)
         Rick Gordon........................         --              --           121,800(E)        7,500(E)
                                                                                  151,200(U)            0(U)
         Howard L. Flanders.................         --              --           106,800(E)        5,625(E)
                                                                                  176,200(U)            0(U)

---------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on the Nasdaq Stock Market on December 31, 1996 (the Company's fiscal year end).

EMPLOYEES', OFFICERS', DIRECTORS' STOCK OPTION PLAN

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated the "Option Plan"). Unless earlier terminated, the Option Plan will continue in effect through May 28, 2004, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 3,250,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, as amended (the "Code"), and "non-qualified stock options" ("non-qualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to non-employee directors and independent contractors associated with the Company of non-qualified stock options.

The Option Plan is administered by the Compensation Committee comprised of two or more non-employee directors appointed by the Board from among its members. Any member of the Compensation Committee may be removed at any time either with or without cause by action of the Board and a vacancy on the Compensation Committee due to any reason can be filled by the Board. The current members of the Compensation Committee are the two independent, non-employee directors of the Company, S. Cye Mandel and Sheldon Lieberbaum. Subject to the express limitations of the Option Plan, the Compensation Committee has authority, in its discretion, to interpret the Option Plan, to adopt, prescribe, amend and rescind rules and regulations as it deems appropriate concerning the holding of its meetings and administration of the Option Plan, to determine and recommend persons to whom options should be granted, the date of each option grant, the number of shares of Common Stock to be included in each option, any vesting schedule, the option price and term (which in no event will be for a period more than ten years from the date of grant) and the form and content of agreements evidencing options to be issued under the Option Plan.

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

As of March 31, 1997, a total of 2,880,940 options were granted and had not expired or been forfeited, of which 181,627 were exercised and 2,699,313 options were outstanding (of which 1,611,000 options were held by executive officers and directors of the Company as a group, see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values" and 503,600 options are presently exercisable). These options, which are held by 74 persons, are exercisable at prices ranging from $1.03 per share to $2.63 per share and are exercisable through various expiration dates from 1997 to 2006.

DEFERRED COMPENSATION PLANS FOR EXECUTIVE OFFICERS AND KEY EMPLOYEES

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $16,000 during 1996, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $22,500 per annum.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board upon a recommendation from the Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1996 the Company committed to contribute $63,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period commencing January 1, 1996. If the participant's employment terminates due to death, disability or a change in control of management, he or she will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains. No executive officer of the Company has been (or currently is intended to be) chosen as a participant in the 1996 Deferred Compensation Plan.

401(K) PLAN

The Company maintains a 401(k) Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $9,500 in 1996. The Company makes matching contributions and in 1996 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary.

EMPLOYMENT AGREEMENTS

THE GOLDBERG AGREEMENTS

In May 1995, the Company entered into new employment agreements with each of Paul Goldberg, its Chief Executive Officer, and Bruce M. Goldberg, its President and Chief Operating Officer, to take effect on June 1, 1995, as of the expiration of their respective three-year employment agreements expiring on May 31, 1995 (collectively the "Goldberg Agreements"). The Goldberg Agreement for Paul Goldberg extends the term of his employment until December 31, 2000, subject to earlier termination as a result of his retirement as hereinafter described, and provides for a base salary effective as of June 1, 1995, of $250,000 per annum, subject to an annual increase commencing as of January 1, 1996 (which increase shall be prorated for the period between June 1, 1995 and December 31, 1995) equal to the greater of 4% per annum or the increase in the cost of living. In December 1996, the Goldberg Agreement for Paul Goldberg was amended resulting in, among other changes (see below), a $25,000 reduction in his base salary for calendar year 1997 and each calendar year thereafter during the term of his employment. The Goldberg Agreement for Bruce M. Goldberg extends the term of his employment until December 31, 2000, and provides for a base salary effective as of June 1, 1995, of $275,000 per annum, subject to the same annual increase formula as for Paul Goldberg under his Goldberg Agreement. Under the Goldberg Agreements, as amended in December 1996 as to Paul Goldberg, Paul Goldberg and Bruce M. Goldberg are each entitled to receive an annual cash bonus equal to 3% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. Messrs. Goldberg, as well as the other executive officers of the Company (Messrs. Flanders and Gordon) voluntarily took a reduction in their respective base salaries for the second half of 1996 (the "Salary Reductions"). The aggregate amount of the Salary Reductions for all four executive officers was approximately $76,000. The Compensation Committee of the Board has authorized that the Salary Reductions be paid as additional base salary in 1997 and, if necessary, in 1998 out of available pre-tax earnings of the Company.

The Goldberg Agreements, as amended, together with the employment agreements between the Company and each of Howard L. Flanders and Rick Gordon described below, provided for the granting of an aggregate of 1,000,000 stock options pursuant to the Option Plan as additional incentive compensation for such four executive officers (collectively, the "1995 Options"). The Goldberg Agreements, as amended, provided for Paul Goldberg and Bruce M. Goldberg to be granted 1995 Options covering 250,000 and 450,000 shares of the Company's Common Stock, respectively, out of the aggregate of 1,000,000 1995 Options. Each of Messrs. Flanders and Gordon were granted 1995 Options covering 150,000 shares of the Company's Common Stock under his respective employment agreement. All of the 1995 Options were to be granted on the earlier to occur of the date that the registration statement for the 1995 Public Offering became effective, or June 15, 1995. Since such registration statement became effective June 8, 1995, the 1995 Options were granted on such date. The 1995 Options are immediately exercisable over a 10 year period from the date of grant (until June 7, 2005), subject to the vesting schedule set forth below and, in the case of Messrs. Flanders and Gordon, subject to an exercise installment schedule through 2002 (10% in 1996; up to 20% in the aggregate in 1997; up to 30% in the aggregate in 1998; up to 40% in the aggregate in 1999; up to 50% in the aggregate in 2000; up to 75% in the aggregate in 2001; and 100% in the aggregate in 2002) and further subject to generally attempting to maintain at least through 2002 as many of the 1995 Options as possible as incentive stock options. Each of the 1995 Options were to have an exercise price equal to 100% of the fair market value of a share of the Company's Common Stock on the date of grant. The Goldberg Agreements, as well as Messrs. Flanders' and Gordon's respective employment agreements, contemplated that, if the date of grant was the effective date of the registration statement for the 1995 Public Offering, the exercise price would be the public offering price per share of the Company's Common Stock offered pursuant to the offering. Since the date of grant was such effective date, the exercise price per share of the 1995 Options is equal to the $1.875 public offering price per share. The 1995 Options granted to each of the executive officers will vest in no event later than 9 years from the date of grant, subject to earlier vesting in the following percentage increments based upon the

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

In addition, in the event that the employment of Paul Goldberg or Bruce M. Goldberg with the Company is terminated without cause (as defined in each of such executive officer's employment agreement) by the Company, the 1995 Options held by such terminated executive officer shall become immediately 100% vested. Furthermore, if there is a change in control (as defined in the employment agreement of each of the four executive officers, including Messrs. Flanders and Gordon) of the Company, the 1995 Options held by each of the four executive officers shall become immediately 100% vested. Upon any of the four executive officer's termination of employment due to certain events, to the extent any or all of the 1995 Options granted to him have vested or otherwise vest within the time frames hereinafter described for exercise after termination, the vested 1995 Options are immediately exercisable within the permitted time frames described below. Generally, an executive officer has at least two (2) years from the date of termination or cessation of his employment with the Company as a result of death, disability, voluntary resignation within 180 days after a change in control or retirement (which, for purposes of exercisability of a 1995 Option, is resigning as an employee after reaching age 65) to exercise his vested 1995 Options. In the event of an executive officer's termination or cessation of employment with the Company (i) as a result of his voluntary resignation (other than within 180 days after a change in control or as a result of retirement), he will have three months to exercise any of his vested 1995 Options (provided, that, if he shall die during such three month period, the time of termination of the unexpired portion of his vested 1995 Options will be 18 months following issuance of letters testamentary or letters of administration for his estate, but in no event later than two years after his death) and (ii) for cause, all of the 1995 Options terminate immediately. No early vesting has yet occurred as a result of the Company's net earnings per share or otherwise.

Under the Goldberg Agreement for Paul Goldberg, as amended in December 1996, he is able to elect, in his sole discretion, to retire at any time on or after December 31, 1996 (the "Retirement Election"). Upon the earlier to occur of the Retirement Election or at the expiration of the term of his Goldberg Agreement, as amended, the Company will be obligated to pay Paul Goldberg (in addition to any other compensation he may be entitled to upon termination), and his spouse upon his death, a retirement benefit of $100,000 per annum until the later of the death of Paul Goldberg or his spouse, provide him and his spouse, without cost, until the later of their respective deaths, at least the same level of medical and health insurance benefits as was provided prior to his retirement and continue to pay the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table."

The Goldberg Agreements, as amended, also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans, including the 1988 Deferred Compensation Plan and the 401(k) Plan, and the continued use of a Company automobile. See "Summary Compensation Table." In addition, in the event of the disability of Paul Goldberg, the Company will be obligated to continue all compensation and other benefits due under his Goldberg Agreement, as amended, for the shorter of two years or until January 1, 1999, and to thereafter provide the retirement and health benefits described above. In the event of the disability of Bruce M. Goldberg, the Company will be obligated to continue all compensation and other benefits due under his Goldberg Agreement for two years thereafter. In connection with the amendment in 1996 to the Goldberg Agreement for Paul Goldberg, the Company is no longer obligated to advance the annual premium for a $1,000,000 face value insurance policy on Paul Goldberg's or his spouse's life nor the annual premium for a $1,000,000 face value second to die insurance policy on the lives of Paul Goldberg and his spouse. Neither of these two insurance policies had been obtained prior to the December 1996 amendment to his Goldberg Agreement.

The Goldberg Agreements, as amended, also provide that, in the event of change in control (as defined) of the Company, each of Paul Goldberg and Bruce M. Goldberg shall have the option in his sole discretion to terminate his Goldberg Agreement. In such event, Paul Goldberg would be entitled to elect (in lieu of electing to continue to receive some or all of the compensation, payments and benefits as and when due under the Goldberg Agreement, as amended) to receive a lump sum payment equal to the sum of (i) Paul Goldberg's compensation due through the greater of the end of the term of the Goldberg Agreement, as amended, or three years after the change in control, (ii) the present value (assuming a certain discount rate and life expectancy) of the retirement payments payable to Paul Goldberg commencing from the later of the end of the term or three years after the change in control until his death, (iii) an amount sufficient to pay, until the later of his or his spouse's death, the premium for at least the same level of health insurance benefits as was provided before the change in control and (iv) an amount sufficient to pay, until his death, the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table." Similarly, under the Goldberg Agreement for Bruce
M. Goldberg, in the event of a change in control and Bruce M. Goldberg's election to terminate his Goldberg Employment Agreement, Bruce M. Goldberg at his option will be entitled to elect to receive a lump sum payment equal to his compensation due through the later of the end of the term of his Goldberg Agreement or three years after the change in control or for such period to continue to receive such compensation as and when due under the Goldberg
Agreement. In addition, in the event of a change in control, all unvested options held by Paul Goldberg or Bruce M. Goldberg, as well as any other executive officer, would vest and become immediately exercisable.

THE FLANDERS AGREEMENT

In May 1995, the Company entered into an employment agreement with Howard L. Flanders, its Vice President, Corporate Secretary and Chief Financial Officer (the "Flanders Agreement"). The Flanders Agreement will continue through December 31, 1998, and provides for a base salary, effective as of March 1, 1995, of $157,500 per annum, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living and subject to Mr. Flander's Salary Reduction for 1996. Under the Flanders Agreement, Mr. Flanders is entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation will be limited in any year to an amount no greater than Mr. Flanders' base salary for the applicable year. The Flanders Agreement also provides for Mr. Flanders to be granted the 150,000 1995 Options. In addition, the Flanders Agreement provides for certain additional benefits, including participation in the Company benefit plans, including the 1988 Deferred Compensation Plan and the 401(k) Plan, payment to Mr. Flanders upon his disability of his compensation and other benefits for two years thereafter and the continued use of a Company automobile. The Flanders Agreement prohibits Mr. Flanders from competing with the Company for two years after any voluntary termination of employment or termination for cause. Further, if Mr. Flanders were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Flanders Agreement. Additionally, under the Flanders Agreement, the Company will pay premiums under a life insurance policy with the beneficiary to be as designated by Mr. Flanders as described under "Summary Compensation Table" above. The Flanders Agreement also provides that, in the event of a change in control (as defined) of the Company, Mr. Flanders will have the option in his sole discretion to terminate the Flanders Agreement. In such event, Mr. Flanders at his option would be entitled to elect to receive a lump-sum payment equal to Mr. Flanders' compensation due through the later of the end of the term of the Flanders Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Flanders Agreement.

THE GORDON AGREEMENT

In May 1995, the Company entered into an employment agreement with Rick Gordon, its Senior Vice President of Sales (the "Gordon Agreement"). The Gordon Agreement will continue through December 31, 1998, and provides for a base salary, effective as of March 1, 1995, of $163,000 per annum, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living and subject to Mr. Gordon's Salary Reduction for 1996. Under the Gordon Agreement, Rick Gordon is entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation will be limited in any year to an amount no greater than Mr. Gordon's base salary for the applicable year. The Gordon Agreement also provides for Mr. Gordon to be granted the 150,000 1995 Options. In addition, the Gordon Agreement provides for certain additional benefits, including participation in the Company benefit plans, including the 1988 Deferred Compensation Plan and the 401(k) Plan, payment to Mr. Gordon upon his disability of his compensation and other benefits for two years thereafter and the continued use of a Company automobile. The Gordon Agreement prohibits Mr. Gordon from competing with the Company for two years after any voluntary termination of employment or termination for cause. Further, if Mr. Gordon were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Gordon Agreement. Additionally, under the Gordon Agreement, the Company will pay premiums under a life insurance policy with the beneficiary to be as designated by Mr. Gordon as described under "Summary Compensation Table" above. The Gordon Agreement also provides that, in the event of a change in control (as defined) of the Company, Mr. Gordon will have the option in his sole discretion to terminate the Gordon Agreement. In such event, Mr. Gordon at his option would be entitled to elect to receive a lump-sum payment equal to Mr. Gordon's compensation due through the later of the end of the term of the Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Gordon Agreement.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board consists of S. Cye Mandel and Sheldon Lieberbaum, both being independent, non-employee Directors of the Company. See
Item 10. Directors and Executive Officers of the Registrant - Board Committees - Compensation Committee. Since January 1, 1996 to the date of this report, neither member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 1996 (including the Chief Executive Officer) and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                             PERCENT OF
                                                             AMOUNT AND NATURE OF            OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     BENEFICIAL OWNERSHIP(2)           SHARES(2)
---------------------------------------                     -----------------------           ---------
Bruce M. Goldberg (3)(4)..................................             2,893,879               14.4%
Paul Goldberg(3)(5).......................................             2,578,982               12.8%
S. Cye Mandel.............................................                25,625                 *
Howard L. Flanders........................................                21,000                 *
Rick Gordon...............................................                 1,000                 *
Sheldon Lieberbaum(6).....................................                   --                  --
All executive officers and directors as a
  group (6 persons)(3)(4)(5)(6)...........................             4,232,863 (7)           21.0%(7)

---------------
  *      Less than 1%

(1) The address of each of Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders and Rick Gordon is the Company, 16115 N.W. 52nd Avenue, Miami, Florida 33014; S. Cye Mandel is 1800 Northeast 114th Street, Apt. 2305, North Miami, Florida 33181; and Sheldon Lieberbaum is 600 Old Country Road, Suite 518, Garden City, New York 11530.

(2) Excludes outstanding stock options to purchase 2,915,024 shares of the Company's Common Stock, of which 2,699,313 options to purchase shares (including the 1995 Options) were issued pursuant to the Option Plan. Of these outstanding options, 1,611,000 options (including the 1995 Options) are held by the executive officers and directors of the Company as a group, including 625,000 options (including 450,000 1995 Options) held by Bruce M. Goldberg, 450,000 options (including 250,000 1995 Options) held by Paul Goldberg, 263,000 options (including 150,000 1995 Options) held by Howard
     L. Flanders and 273,000 options (including 150,000 1995 Options) held by Rick Gordon. Further excludes currently outstanding warrants to purchase 1,243,125 shares of the Company's Common Stock, and obligations of the Company to issue 1,000 shares of the Company's Common Stock and, upon the happening of certain events and conditions, to issue incentive stock options covering an additional 15,000 shares. If all options and warrants outstanding as of March 31, 1997, were exercised (which includes the 1995 Options), Bruce M. Goldberg, Paul Goldberg, Howard L. Flanders, Rick Gordon and all executive officers and directors of the Company as a group would own as of March 31, 1997, 14.5%, 12.5%, 1.2%, 1.1% and 24.0%, respectively, of the Company's Common Stock.

(3) Includes for each of Bruce M. Goldberg and Paul Goldberg and all executive officers and directors as a group 1,837,622 shares of the Company's Common Stock that Paul Goldberg and Bruce Goldberg, as trustees, have the right to vote for up to a period of six years with respect to the election of directors of the Company pursuant and subject to a voting trust agreement, dated as of December 29, 1995, among the trustees and the former stockholders of the Added Value Companies who were issued such shares in connection with the Added Value Acquisitions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions.

(4)  Includes 69,496,  56,000, 69,496, 69,496 and 69,496 shares of the Company's
     Common Stock held of record by Bruce M. Goldberg as trustee for his sons, Matthew Goldberg and Alec Goldberg, and for his nieces and nephews, Kimberly Phelan, Tiffany Phelan and Patrick Phelan, respectively. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 7,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce
     M. Goldberg, and 53,425 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Matthew Goldberg (31,575 shares) and Alec Goldberg (21,850 shares). Bruce M. Goldberg disclaims beneficial ownership over all such securities.

(5) Includes 319,218 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and 1,250 and 1,250 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for grandchildren, Kimberly Phelan and Tiffany Phelan, respectively. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 159,698 shares of the Company's Common Stock held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.

(6) Does not include the warrants to purchase 523,250 shares of the Company's Common Stock at an exercise price per share of $2.625 issued to Lew Lieberbaum in connection with the 1995 Public Offering.

(7) Includes 549,999 shares of the Company's Common Stock issued by the Company to the shareholders of Programming Plus Incorporated ("PPI") in connection with the acquisition from them of all of the capital stock of PPI, 489,999 shares of which were retained in escrow by the Company, as escrow agent, to be released annually if and based upon certain levels of pre-tax net income being attained by PPI for the years 1996 through 2000. For 1996, the certain level of pre-tax net income was not attained and none of the 489,999 shares were released from escrow. If, as of December 31, 2000, all of such 489,999 shares have not been released, the balance held in escrow will be cancelled. The PPI selling shareholders must vote all of the 549,999 shares as directed by the Company with respect to all matters upon which shareholders of the Company may vote or consent (including, without limitation, the election of directors) until the escrow is terminated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ALL AMERICAN SEMICONDUCTOR, INC.
                                    (Registrant)


                                 By:  /s/ Paul Goldberg
                                    --------------------------------
                                          Paul Goldberg, Chairman of the Board,
                                          Chief Executive Officer and Director
                                         (Duly Authorized Officer)

                                 By:  /s/ Howard L. Flanders
                                    --------------------------------
                                          Howard L. Flanders, Vice President,
                                          Chief Financial Officer and Director
                                         (Principal Financial and Accounting
                                          Officer)

Dated:  April 22, 1997