Form 10-Q
period 1997-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1997-05-12
CIK 818074

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

                      FOR THE QUARTER ENDED MARCH 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 9, 1997, 20,343,894 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


PART     ITEM                                                                                       PAGE
NO.      NO.                                         DESCRIPTION                                     NO.
--------------------------------------------------------------------------------------------------------

I                 FINANCIAL INFORMATION:
         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 1997
                    (Unaudited) and December 31, 1996...............................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                    Ended March 31, 1997 and 1996 (Unaudited).......................................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Quarters Ended March 31, 1997 and 1996 (Unaudited)..............................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)..................   4

         2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................................   5


II                OTHER INFORMATION:

         2.       Changes in Securities.............................................................   8

         6.       Exhibits and Reports on Form 8-K..................................................   8

                  SIGNATURES........................................................................   8

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    MARCH 31           December 31
ASSETS                                                                                  1997                  1996
------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
Current assets:
    Cash...............................................................     $        204,000      $        525,000
    Accounts receivable, less allowances for doubtful
      accounts of $1,427,000 and $1,200,000............................           35,955,000            32,711,000
    Inventories........................................................           68,732,000            64,212,000
    Other current assets...............................................            5,090,000             5,113,000
                                                                            ----------------      ----------------
        Total current assets...........................................          109,981,000           102,561,000
Property, plant and equipment - net....................................            5,249,000             5,454,000
Deposits and other assets..............................................            3,695,000             3,832,000
Excess of cost over fair value of net assets acquired - net............            1,062,000             1,074,000
                                                                            ----------------      ----------------
                                                                            $    119,987,000      $    112,921,000
                                                                            ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt..................................     $        405,000      $        434,000
    Accounts payable and accrued expenses..............................           43,568,000            31,808,000
    Income taxes payable...............................................              228,000                     -
    Other current liabilities..........................................              157,000               496,000
                                                                            ----------------      ----------------
        Total current liabilities......................................           44,358,000            32,738,000
Long-term debt:
    Notes payable......................................................           45,173,000            50,012,000
    Subordinated debt..................................................            6,507,000             6,539,000
    Other long-term debt...............................................            1,236,000             1,236,000
                                                                            ----------------      ----------------
                                                                                  97,274,000            90,525,000
                                                                            ----------------      ----------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued..........................................                    -                     -
    Common stock, $.01 par value, 40,000,000 shares authorized,
      20,343,894 and 20,323,894 shares issued, 19,853,895 and
      19,833,895 shares outstanding....................................              199,000               198,000
    Capital in excess of par value.....................................           25,575,000            25,561,000
    Accumulated deficit................................................           (2,610,000)           (2,912,000)
    Treasury stock, at cost, 180,295 shares............................             (451,000)             (451,000)
                                                                            ----------------      ----------------
                                                                                  22,713,000            22,396,000
                                                                            ----------------      ----------------
                                                                            $    119,987,000      $    112,921,000
                                                                            ================      ================


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

QUARTERS  ENDED MARCH 31                                                           1997                       1996
------------------------------------------------------------------------------------------------------------------

NET SALES.....................................................           $   62,239,000            $    62,959,000
Cost of sales.................................................              (48,099,000)               (48,734,000)
                                                                         --------------            ---------------
Gross profit..................................................               14,140,000                 14,225,000
Selling, general and administrative expenses..................              (12,413,000)               (12,256,000)
Restructuring and other nonrecurring expenses.................                        -                   (445,000)
                                                                         --------------            ---------------
INCOME FROM CONTINUING OPERATIONS.............................                1,727,000                  1,524,000
Interest expense..............................................               (1,197,000)                  (997,000)
                                                                         --------------            ---------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.........................................                  530,000                    527,000
Income tax provision..........................................                 (228,000)                  (226,000)
                                                                         --------------            ---------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS AND
  EXTRAORDINARY EXPENSE.......................................                  302,000                    301,000
Income from discontinued operations (net of $56,000
  income tax provision).......................................                        -                     74,000
                                                                         --------------            ---------------
Income before extraordinary expense...........................                  302,000                    375,000
Extraordinary loss on early retirement of debt (net of
  $161,000 income tax benefit)................................                        -                   (214,000)
                                                                         --------------            ---------------

NET INCOME....................................................           $      302,000            $       161,000
                                                                         ==============            ===============

Primary and fully diluted earnings per share:
Income from continuing operations.............................                    $ .02                      $ .02
Discontinued operations.......................................                        -                          -
Extraordinary expense.........................................                        -                       (.01)
                                                                                  -----                      -----
Net income....................................................                    $ .02                      $ .01
                                                                                  =====                      =====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

QUARTERS ENDED MARCH 31                                                              1997                     1996
------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities...........          $    4,652,000           $  (20,351,000)
                                                                           --------------           --------------

Cash Flows From Investing Activities:
Acquisition of property and equipment............................                 (49,000)                (828,000)
Increase in other assets.........................................                 (34,000)                (220,000)
                                                                           --------------           --------------

     Cash flows used for investing activities....................                 (83,000)              (1,048,000)
                                                                           --------------           --------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement.......              (4,839,000)              21,992,000
Repayments of notes payable......................................                 (66,000)                (495,000)
Net proceeds from issuance of equity securities..................                  15,000                        -
                                                                           --------------           --------------

     Cash flows provided by (used for) financing activities......              (4,890,000)              21,497,000
                                                                           --------------           --------------

Increase (decrease) in cash......................................                (321,000)                  98,000
Cash, beginning of period........................................                 525,000                  276,000
                                                                           --------------           --------------

Cash, end of period..............................................          $      204,000           $      374,000
                                                                           ==============           ==============

Supplemental Cash Flow Information:
Interest paid....................................................          $    1,079,000           $      770,000
                                                                           ==============           ==============

Income taxes paid................................................          $       11,000           $      185,000
                                                                           ==============           ==============

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




See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 1997, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Prior period's financial statements have been reclassified to conform with the current period's presentation.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE
------------------

The weighted average shares outstanding are as follows:

QUARTERS ENDED MARCH 31                               1997                  1996
--------------------------------------------------------------------------------
Primary and fully diluted....................   19,697,790            20,441,431

2.       LONG-TERM DEBT

Outstanding borrowings at March 31, 1997, under the Company's $100 million line of credit facility aggregated $45,161,000.

Outstanding borrowings at March 31, 1996, under the Company's then existing $45 million line of credit facility aggregated $36,702,000.

3.       OPTIONS

During the quarter ended March 31, 1997, the Company issued an aggregate of 344,500 stock options to 26 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $1.07 per share and are exercisable over a six-year period.

4.       RESTRUCTURING AND OTHER NONRECURRING EXPENSES

In May 1996, the Company decided to close its cable assembly division in Lisle, Illinois and to relocate certain of such operations to its Miami distribution facility. Accordingly, the Company accrued $445,000 of nonrecurring expenses as of March 31, 1996 relating to such decision, including the write-down of certain cable assembly-specific inventory, operating costs through the date of relocation and severance pay.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. Through its Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions, the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. These products are also sold to OEMs. Through the third quarter of 1996, the Company also distributed a limited offering of computer products.

RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of 1997 were $62.2 million representing a slight decrease from net sales of $63.0 million for the same period of 1996, excluding sales from discontinued operations. The slight decrease in net sales reflects the negative impact from an erosion in unit selling prices. Net sales for the first quarter of 1997 represented the first quarterly increase in sales when compared to the prior consecutive quarter since the first quarter of 1996.

Gross profit was $14.1 million for the first quarter of 1997, compared to gross profit of $14.2 million for the same period of 1996, excluding gross profit from discontinued operations. The slight decline in gross profit was primarily due to the slight decrease in net sales. Gross profit margins as a percentage of net sales were 22.7% for the first quarter of 1997 compared to 22.6% for the first quarter of 1996. While gross profit margins may decline slightly, the Company believes that any future decline should be offset by increases in sales and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A") was $12.4 million for the first quarter of 1997 compared to $12.3 million for the first quarter of 1996. The slight increase reflects additional expenses associated with the Company's previous expansion of its infrastructure during the early part of 1996, offset substantially by the benefits of the expense control programs implemented during the third quarter of 1996. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies in the future.

SG&A as a percentage of net sales increased slightly to 19.9% for the first quarter ended March 31, 1997, from 19.5% for the same period of 1996. The slight increase in SG&A as a percentage of sales reflects the increase in SG&A in absolute dollars and the slight reduction in net sales, as discussed above. SG&A in absolute dollars and as a percentage of net sales may further increase in the near term.

Income from continuing operations increased to $1.7 million for the first quarter of 1997 compared to $1.5 million for the first quarter of 1996, after giving effect to nonrecurring expenses in the first quarter of 1996 of $445,000 relating to the closing of the Company's cable assembly division in Lisle, Illinois. See Note 4 to Notes to Consolidated Condensed Financial Statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
================================================================================

Interest expense increased to $1.2 million for the first quarter of 1997, as compared to $1.0 million for the same period of 1996. The increase resulted from additional borrowings required to fund the Company's growth, amortization of deferred financing fees in connection with the New Credit Facility (as defined below) as well as the impact from an increase in the Company's borrowing rate.

Net income was $302,000 ($.02 per share) for the quarter ended March 31, 1997, up from $161,000 ($.01 per share) for the same period of 1996. Included in 1996 was income from discontinued operations of $74,000 and an extraordinary expense of $214,000 resulting from the early retirement of the Company's $15 million senior subordinated promissory note.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at March 31, 1997 decreased to $65.6 million from working capital of $69.8 million at December 31, 1996. The current ratio was 2.48:1 at March 31, 1997, as compared to 3.13:1 at December 31, 1996. The decrease in the current ratio was primarily due to an increase in accounts payable and accrued expenses which was partially offset by an increase in accounts receivable and inventory. Accounts receivable levels at March 31, 1997 were $36.0 million, up from accounts receivable of $32.7 million at December 31, 1996, reflecting increased sales for the first quarter of 1997 over the fourth quarter of 1996. Inventory increased to $68.7 million at March 31, 1997, from $64.2 million at December 31, 1996. The increase in inventory was primarily to support the increases in sales as well as to support budgeted future growth. Accounts payable and accrued expenses increased to $43.6 million at March 31, 1997, from $31.8 million at December 31, 1996, primarily as a result of the increase in inventory.

In May 1996, the Company entered into a new $100 million line of credit facility with a group of banks (the "New Credit Facility") which expires May 3, 2001. At the time of entering into such facility, borrowings under the New Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Borrowings under the New Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the New Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. During the second half of 1996, the Company's New Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). At March 31, 1997, outstanding borrowings under the New Credit Facility aggregated $45.2 million.

The Company expects that its cash flows from operations and additional borrowings available under the New Credit Facility will be sufficient to meet its current financial requirements over the next twelve months.

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
================================================================================

markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand, availability of products from and the establishment and maintenance of relationships with suppliers, price competition for products sold by the Company, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the continued and anticipated growth of the electronics industry and electronic components distribution industry, a change in government tariffs or duties, a change in interest rates, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
================================================================================

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

(c)      SALES OF UNREGISTERED SECURITIES
         --------------------------------

         The Company has not issued or sold any unregistered securities during the quarter ended March 31, 1997 except that pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted on January 3, 1997 stock options to purchase 344,500 shares of the Company's common stock to 26 individuals at an exercise price of $1.07 per share. The stock options are exercisable over a six-year period. See Note 3 to Notes to Consolidated Condensed Financial Statements. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS
         --------

         11.1     Statement Re:  Computation of Per Share Earnings.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.


                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALL AMERICAN SEMICONDUCTOR, INC.
                                    --------------------------------
                                    (Registrant)

Date:  May 12, 1997                 /s/ PAUL GOLDBERG
                                    -----------------
                                    Paul Goldberg, Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 12, 1997                 /s/ HOWARD L. FLANDERS
                                    ----------------------
                                    Howard L. Flanders, Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)