Form 10-K/A
period 1996-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1997-06-02
CIK 818074

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2
                                (AMENDMENT NO. 2)
                      ANNUAL REPORT PURSUANT TO SECTION 13
                                   OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                    Documents Incorporated by Reference: None

================================================================================

Item 8 of Part II and Item 14(a)1 of Part IV of the Annual Report on Form 10-K (the "Report") for the fiscal year ended December 31, 1996, of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended to correct the components of the income tax benefit for 1996 disclosed in Note 9 - Income Taxes previously on page F-20. The revisions to this footnote do not result in any changes to the Company's consolidated financial statements for the three years in the period ended December 31, 1996 on pages F-2 through F-5 or the other footnotes previously on pages F-6 through F-29.

Accordingly, pages F-1 through F-21 are filed as Exhibit A annexed hereto in replacement of existing pages F-1 through F-29 in the Report.

                                    Exhibit A



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



/S/ LAZAR, LEVINE & COMPANY LLP
-------------------------------
LAZAR, LEVINE & COMPANY LLP

New York, New York
February 28, 1997

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 1996                   1995
------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash...............................................................    $        525,000       $        276,000
    Accounts receivable, less allowances for doubtful
      accounts of $1,200,000 and $921,000..............................          32,711,000             35,101,000
    Inventories........................................................          64,212,000             67,463,000
    Other current assets...............................................           5,113,000              1,959,000
                                                                           ----------------       ----------------
        Total current assets...........................................         102,561,000            104,799,000
Property, plant and equipment - net....................................           5,454,000              3,882,000
Deposits and other assets..............................................           3,832,000              2,316,000
Excess of cost over fair value of net assets acquired - net............           1,074,000              3,477,000
                                                                           ----------------       ----------------
                                                                           $    112,921,000       $    114,474,000
                                                                           ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt..................................    $        434,000       $        844,000
    Accounts payable and accrued expenses..............................          31,808,000             43,451,000
    Income taxes payable...............................................                   -                199,000
    Other current liabilities..........................................             496,000                953,000
                                                                           ----------------       ----------------
        Total current liabilities......................................          32,738,000             45,447,000
Long-term debt:
    Notes payable......................................................          50,012,000             29,900,000
    Subordinated debt..................................................           6,539,000              6,515,000
    Other long-term debt...............................................           1,236,000                345,000
                                                                           ----------------       ----------------
                                                                                 90,525,000             82,207,000
                                                                           ----------------       ----------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued..........................................                   -                      -
    Common stock, $.01 par value, 40,000,000 shares authorized,
      20,323,894 and 19,863,895 shares issued, 19,833,895 and
      19,863,895 shares outstanding....................................             198,000                199,000
    Capital in excess of par value.....................................          25,561,000             25,511,000
    Retained earnings (deficit)........................................          (2,912,000)             7,008,000
    Treasury stock, at cost, 180,295 shares............................            (451,000)              (451,000)
                                                                           ----------------       ----------------
                                                                                 22,396,000             32,267,000
                                                                           ----------------       ----------------
                                                                           $    112,921,000       $    114,474,000
                                                                           ================       ================


See notes to consolidated financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                         1996                   1995                   1994
------------------------------------------------------------------------------------------------------------------

NET SALES.....................................     $     237,846,000      $     177,335,000      $     101,085,000
Cost of sales.................................          (185,367,000)          (138,089,000)           (74,632,000)
                                                   -----------------      -----------------      -----------------
Gross profit..................................            52,479,000             39,246,000             26,453,000
Selling, general and
  administrative expenses.....................           (51,675,000)           (32,321,000)           (23,374,000)
Impairment of goodwill........................            (2,193,000)                     -                      -
Restructuring and other nonrecurring
  expenses....................................            (2,749,000)            (1,098,000)              (548,000)
                                                   -----------------      -----------------      -----------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..................................            (4,138,000)             5,827,000              2,531,000
Interest expense..............................            (7,025,000)            (2,739,000)            (1,772,000)
                                                   -----------------      -----------------      -----------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES ...............................           (11,163,000)             3,088,000                759,000
Income tax (provision) benefit................             2,942,000             (1,281,000)              (407,000)
                                                   -----------------      -----------------      -----------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY
  ITEMS.......................................            (8,221,000)             1,807,000                352,000
Discontinued operations:
Gain (loss) from operations
  (net of $125,000 and $(56,000) income
  tax benefit (provision))....................              (166,000)                79,000                      -
Loss on disposal (net of $1,200,000
  income tax benefit).........................            (1,591,000)                     -                      -
                                                   -----------------      -----------------      -----------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS.........................            (9,978,000)             1,886,000                352,000
Extraordinary items:
Gain from settlement of litigation (net of
  $205,000 income tax provision)..............               272,000                      -                      -
Loss on early retirement of debt (net of
  $161,000 income tax benefit)................              (214,000)                     -                      -
                                                   -----------------      -----------------      -----------------
NET INCOME (LOSS).............................     $      (9,920,000)     $       1,886,000      $         352,000
                                                   =================      =================      =================

Primary and fully diluted earnings per share:
Income (loss) from continuing operations......                 $(.40)                  $.11                  $ .03
Discontinued operations.......................                  (.09)                   .01                      -
Extraordinary items...........................                     -                      -                      -
                                                               -----                   ----                   ----
Net income (loss).............................                 $(.49)                  $.12                   $.03
                                                               =====                   ====                   ====


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                              CAPITAL IN      RETAINED                       TOTAL
                                                    COMMON     EXCESS OF      EARNINGS     TREASURY   SHAREHOLDERS'
                                      SHARES         STOCK     PAR VALUE     (DEFICIT)        STOCK         EQUITY
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993.....   12,017,750  $    120,000  $ 10,782,000  $  4,770,000  $   (60,000) $  15,612,000

Exercise of stock options and
   warrants....................      399,041         4,000       545,000             -            -        549,000

Issuance of options and
   warrants....................            -             -       437,000             -            -        437,000

Net income.....................            -             -             -       352,000            -        352,000
                                ------------  ------------  ------------  ------------  -----------  -------------

Balance, December 31, 1994.....   12,416,791       124,000    11,764,000     5,122,000      (60,000)    16,950,000

Sale of equity securities......    5,232,500        53,000     8,447,000             -            -      8,500,000

Issuance of equity securities..    2,174,104        22,000     5,262,000             -     (391,000)     4,893,000

Exercise of stock options and
   warrants....................       40,500             -        38,000             -            -         38,000

Net income.....................            -             -             -     1,886,000            -      1,886,000
                                ------------  ------------  ------------  ------------  -----------  -------------

Balance, December 31, 1995.....   19,863,895       199,000    25,511,000     7,008,000     (451,000)    32,267,000

EXERCISE OF STOCK OPTIONS......        5,000             -         9,000             -            -          9,000

ISSUANCE OF EQUITY SECURITIES..       60,000             -       150,000             -            -        150,000

REACQUISITION AND CANCELLATION
   OF EQUITY SECURITIES........      (95,000)       (1,000)     (109,000)            -            -       (110,000)

NET LOSS.......................            -             -             -    (9,920,000)           -     (9,920,000)
                                ------------  ------------  ------------  ------------  -----------  -------------

BALANCE, DECEMBER 31, 1996.....   19,833,895  $    198,000  $ 25,561,000  $ (2,912,000) $  (451,000) $  22,396,000
                                ============  ============  ============  ============  ===========  =============


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                           1996             1995              1994
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................... $   (9,920,000)   $   1,886,000    $      352,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization......................................      2,757,000        1,038,000           677,000
    Non-cash interest expense..........................................      2,273,000          148,000            47,000
    Nonrecurring expenses..............................................      4,428,000                -           363,000
    Changes in assets and liabilities of continuing operations:
      Decrease (increase) in accounts receivable.......................      1,569,000      (12,324,000)       (3,019,000)
      Decrease (increase) in inventories...............................      1,206,000      (24,495,000)       (9,508,000)
      Increase in other current assets.................................     (2,014,000)        (248,000)         (904,000)
      Increase (decrease) in accounts payable and accrued expenses.....    (14,032,000)      24,972,000         4,702,000
      Increase (decrease) in other current liabilities.................       (669,000)         809,000           (63,000)
    Decrease (increase) in net assets of discontinued operations.......      1,796,000          (72,000)                -
                                                                        --------------    --------------   --------------
        Net cash used for operating activities.........................    (12,606,000)      (8,286,000)       (7,353,000)
                                                                        --------------    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment................................     (2,293,000)      (1,428,000)       (1,618,000)
  Increase in other assets.............................................     (4,438,000)      (1,540,000)         (712,000)
  Purchases of net assets of acquired companies........................              -       (2,860,000)       (1,084,000)
  Net investing activities of discontinued operations..................        (39,000)          (7,000)                -
                                                                        --------------    -------------    --------------
        Net cash used for investing activities.........................     (6,770,000)      (5,835,000)       (3,414,000)
                                                                        --------------    -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements.......................     20,290,000        5,910,000         6,076,000
  Increase in notes payable............................................     15,161,000          134,000         6,088,000
  Repayments of notes payable..........................................    (15,835,000)        (385,000)       (2,119,000)
  Net proceeds from issuance of equity securities......................          9,000        8,538,000           742,000
                                                                        --------------    -------------    --------------
        Net cash provided by financing activities......................     19,625,000       14,197,000        10,787,000
                                                                        --------------    -------------    --------------
  Increase in cash.....................................................        249,000           76,000            20,000
  Cash, beginning of year..............................................        276,000          200,000           180,000
                                                                        --------------    -------------    --------------
  Cash, end of year.................................................... $      525,000    $     276,000    $      200,000
                                                                        ==============    =============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid........................................................ $    3,839,000    $   2,581,000    $    1,604,000
                                                                        ==============    =============    ==============
  Income taxes paid.................................................... $    1,108,000    $     898,000    $    1,021,000
                                                                        ==============    =============    ==============

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

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

BASIS OF CONSOLIDATION AND PRESENTATION
---------------------------------------

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

CONCENTRATION OF CREDIT RISK
----------------------------

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

INVENTORIES
-----------

Inventories are stated at the lower of cost (determined on an average cost basis) or market.

DEPRECIATION AND AMORTIZATION
-----------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

acquired businesses and compares that with the carrying value of excess of cost over the fair value of net assets. See Note 5 to Notes to Consolidated Financial Statements.

INCOME TAXES
------------

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

EARNINGS PER SHARE
------------------

Primary earnings per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options and warrants.

The following average shares were used for the computation of primary and fully diluted earnings per share:

YEARS ENDED DECEMBER 31                1996              1995               1994
--------------------------------------------------------------------------------

Primary and fully diluted....... 20,115,843        15,945,696         13,029,714

STATEMENTS OF CASH FLOWS
------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

POSTRETIREMENT BENEFITS
-----------------------

In 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of the adoption of this Statement was not material.

STOCK-BASED COMPENSATION
------------------------

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 10 to Notes to Consolidated Financial Statements.

NOTE 2 - PUBLIC OFFERING
------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

capital in excess of par value increased by $53,000 and $8,447,000, respectively. The net proceeds initially were used to reduce the amount outstanding under the Company's line of credit, pending the use of the line of credit for continued growth and expansion, including opening new sales offices, acquisitions, inventory diversification and general working capital purposes.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

DECEMBER 31                                                      1996                      1995
-----------------------------------------------------------------------------------------------

Office furniture and equipment.................       $     4,018,000         $       3,283,000
Computer equipment.............................             3,403,000                 2,162,000
Leasehold improvements.........................             1,719,000                 1,271,000
Motor vehicles.................................                     -                    25,000
                                                      ---------------         -----------------
                                                            9,140,000                 6,741,000
Accumulated depreciation and amortization                  (3,686,000)               (2,859,000)
                                                      ---------------         -----------------
                                                      $     5,454,000         $       3,882,000
                                                      ===============         =================

NOTE 4 - ACQUISITIONS
---------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company as if the acquisitions of PPI, the Added Value Companies, GCI Corp. and Components had occurred at the beginning of the years presented:

YEARS ENDED DECEMBER 31                                     1995            1994
--------------------------------------------------------------------------------

Net sales.........................................  $217,247,000    $145,942,000
Net income........................................     2,822,000       1,809,000
Primary and fully diluted earnings per share......          $.16            $.12

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

NOTE 5 - IMPAIRMENT OF GOODWILL
-------------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

NOTE 6 - RESTRUCTURING AND OTHER NONRECURRING EXPENSES
------------------------------------------------------

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

NOTE 7 - DISCONTINUED OPERATIONS
--------------------------------

In June 1995, the Company established a computer products division ("CPD") which operates under the name Access Micro Products. This division sold microprocessors, motherboards, computer upgrade kits, keyboards and disk drives

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

primarily to value added resellers, retailers and distributors of computer products. During the first quarter of 1996 this division was profitable and growing. As a result of this growth and at the request of the division's primary supplier, the Company expanded its staffing and infrastructure to support the expected continued growth. During the second quarter of 1996, the Company was notified by the division's primary supplier that it had discontinued the production of certain products that were the mainstay of the Company's computer products division. Although the Company obtained additional product offerings, revenues of Access Micro Products were severely impacted without these mainstay products and, as a result, management decided to discontinue CPD. The Company finalized its plan of disposal during the third quarter of 1996. Accordingly, this division is accounted for as discontinued operations and the results of operations for all periods shown are segregated in the accompanying Consolidated Statements of Operations. Net sales, cost of sales, operating expenses and income taxes for the prior periods have been reclassified for amounts associated with the discontinued division. The loss on disposal of $2,791,000, on a pretax basis, includes the estimated costs and expenses associated with the disposal of $2,326,000 as well as a provision of $465,000 for operating losses during the phase-out period, which is expected to continue through March 31, 1997.

Sales from this division were $6,822,000 and $3,459,000 for 1996 and 1995, respectively. The net assets of discontinued operations, after reflecting certain non-cash write-offs of inventory and receivables, included in the accompanying Consolidated Balance Sheet at December 31, 1996, are summarized as follows:

      Current assets....................................          $  788,000
      Property, plant and equipment - net...............              42,000
                                                                  ----------
      Net assets........................................          $  830,000
                                                                  ==========

NOTE 8 - LONG-TERM DEBT
-----------------------

LINE OF CREDIT
--------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

had been issued in March 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company recognized an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000, in 1996.

Outstanding borrowings at December 31, 1995 under the Company's then $45 million facility amounted to $25,900,000.

NOTES PAYABLE - BANKS
---------------------

In connection with the acquisitions of the Added Value Companies, the Company assumed two notes payable to banks of approximately $3,809,000 which were subsequently repaid in January 1996. These notes are included in long-term debt as of December 31, 1995.

SUBORDINATED DEBT
-----------------

In September 1994, in connection with the acquisition of GCI Corp., the Company issued a promissory note to the seller bearing interest at 7% per annum in the approximate amount of $306,000 due in 1999. The promissory note, which is subordinate to the Company's line of credit, is payable interest only on a quarterly basis for the first two years with the principal amount, together with accrued interest thereon, payable in equal quarterly installments over the next three years. One-half of the then outstanding principal balance of the promissory note was required to be paid if certain Net Earnings (as defined) were attained for 1995 or 1996. For 1995 and 1996, the level of Net Earnings (as defined) was not met. In addition, in connection with bonuses earned pursuant to employment agreements the Company executed two promissory notes in 1996 to two of the former principal stockholders of GCI Corp., each in the approximate amount of $10,100. These notes, which are subordinate to the Company's institutional lenders, mature in 2001 and bear interest at 7% per annum, payable quarterly. Furthermore, the Company executed a promissory note in the approximate amount of $37,300 payable to GCI Corp. in connection with the earn-out provision contained in the asset purchase agreement. This note bears interest at 7% per annum, payable quarterly. The note, which is subordinate to the Company's institutional lenders, matures in 2001.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

Long-term debt of the Company as of December 31, 1996, other than the line of credit, matures as follows:

1997..........................................................  $        258,000
1998..........................................................           315,000
1999..........................................................           225,000
2000..........................................................            78,000
2001..........................................................            58,000
Thereafter....................................................         7,111,000
                                                                ----------------
                                                                $      8,045,000
                                                                ================


OBLIGATIONS UNDER CAPITAL LEASES
--------------------------------

The Company is the lessee of computer and office equipment under a capital lease expiring in 1997. The assets, aggregating $634,000, and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 1996, accumulated depreciation of these assets aggregated approximately $228,000. Depreciation of assets under this capital lease is included in depreciation expense.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 9 - INCOME TAXES
---------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

Deferred tax assets:                                                                      1996                1995
                                                                              ----------------       -------------
  Accounts receivable......................................................   $        448,000       $     336,000
  Inventory................................................................            297,000             354,000
  Postretirement benefits..................................................            482,000                   -
  Reserves for restructuring and discontinued operations...................            866,000                   -
  Other....................................................................            734,000             145,000
                                                                              ----------------       -------------
                                                                                     2,827,000             835,000
Deferred tax liabilities:
  Fixed assets.............................................................            345,000             270,000
                                                                              ----------------       -------------
Net deferred tax asset.....................................................   $      2,482,000       $     565,000
                                                                              ================       =============

The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                               CURRENT               DEFERRED                TOTAL
------------------------------------------------------------------------------------------------------------------
1996
----
FEDERAL...........................................    $     (2,018,000)      $     (1,657,000)    $     (3,675,000)
STATE.............................................            (262,000)              (286,000)            (548,000)
                                                      ----------------       ----------------     ----------------
                                                      $     (2,280,000)      $     (1,943,000)    $     (4,223,000)
                                                      ================       ================     ================
1995
----
Federal...........................................    $      1,450,000       $       (292,000)    $      1,158,000
State.............................................             225,000                (46,000)             179,000
                                                      ----------------       ----------------     ----------------
                                                      $      1,675,000       $       (338,000)    $      1,337,000
                                                      ================       ================     ================
1994
----
Federal...........................................    $        385,000       $         (3,000)    $        382,000
State.............................................              26,000                 (1,000)              25,000
                                                      ----------------       ----------------     ----------------
                                                      $        411,000       $         (4,000)    $        407,000
                                                      ================       ================     ================

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

YEARS ENDED DECEMBER 31                                                    1996             1995              1994
------------------------------------------------------------------------------------------------------------------

U.S. Federal income tax statutory rate............................        (34.0)%           34.0%             34.0%
State income tax, net of federal
   income tax benefit.............................................         (2.6)             3.7               4.6
Goodwill amortization.............................................         16.6                -                 -
Other - including non-deductible items............................         (9.9)             3.8              15.0
                                                                         ------            -----            ------
Effective tax rate................................................        (29.9)%           41.5%             53.6%
                                                                         ======            =====            ======

The high effective tax rate for 1994 was primarily due to non-deductible entertainment expenses.

NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS
---------------------------------------------

Effective January 1996, in connection with the acquisition of PPI, the Company issued an aggregate of 549,999 shares of its common stock, valued at $2.50 per

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The remaining 489,999 shares of common stock was retained in escrow by the Company, as escrow agent, and will be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by PPI for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, PPI did not attain that certain level of pre-tax net income and, accordingly, no additional shares of common stock of the Company were released.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

A summary of options granted and related information for the years ended December 31, 1994, 1995 and 1996 under the Option Plan follows:

                                                                                                   Weighted Average
                                                                     Options                         Exercise Price
                                                                     -------                         --------------

Outstanding, December 31, 1994                                     1,165,563                            $  1.47
   Granted                                                         1,055,000                               1.90
   Exercised                                                         (10,500)                               .84
   Canceled                                                                -                                  -
                                                                 -----------

Outstanding, December 31, 1995                                     2,210,063                               1.65

Weighted average fair value of options
   granted during the year                                                                                  .45

   Granted                                                           276,500                               2.16
   Exercised                                                          (5,000)                              1.84
   Canceled                                                         (106,750)                              2.20
                                                                 -----------

Outstanding, December 31, 1996                                     2,374,813                               1.77
                                                                 ===========

Weighted average fair value of options
   granted during the year                                                                                  .24

Options exercisable:
   December 31, 1994                                                 526,912                               1.19
   December 31, 1995                                                 689,640                               1.33
   December 31, 1996                                                 860,495                               1.43

Exercise prices for options outstanding as of December 31, 1996 ranged from $.75 to $2.63. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at December 31, 1996 were held by 64 individuals.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings
(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

YEARS ENDED DECEMBER 31                                              1996            1995
-----------------------------------------------------------------------------------------
Net earnings (loss):
   As reported                                                $(9,920,000)     $1,886,000
   Pro forma                                                   (9,967,000)      1,616,000
Primary and fully diluted earnings (loss) per share:
   As reported                                                      $(.49)           $.12
   Pro forma                                                         (.50)            .10

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

NOTE 11 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

Approximate minimum future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows for the next five years:

YEAR ENDING DECEMBER 31

1997..........................................................        $2,728,000
1998..........................................................         2,251,000
1999..........................................................         1,696,000
2000..........................................................         1,260,000
2001..........................................................           807,000

Total rent expense, including real estate taxes and net of sublease income, amounted to approximately $1,772,000, $1,345,000 and $753,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In May 1995, the Company entered into new employment agreements with each of the four executive officers of the Company (collectively, the "1995 Agreements"). These agreements provide for an aggregate of $845,500 in base salary per annum effective beginning either March or June 1995 and are subject to an annual increase commencing as of January 1, 1996 equal to the greater of 4% per annum as to two agreements and 5% per annum as to the other two agreements or the increase in the cost of living. The 1995 Agreements provide that the executive officers as a group are entitled to receive an annual cash bonus, subject to certain caps, equal to an aggregate of 10% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Excluding certain one-time bonuses for 1995 aggregating $55,000, the total amount of bonuses earned for 1995 was approximately $370,000. No

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

bonuses were earned for 1996. The 1995 Agreements also provide for certain additional benefits, including participation in the Company's benefit plans, disability benefits and various life insurance policies. The 1995 Agreements also contain change-in-control provisions that may result in certain lump sum severance payments based on a multiple (two or three years) of all annual compensation and benefits being payable to them. One agreement contains a retirement benefits package including $100,000 per annum from date of retirement until the later of the death of such executive officer or his spouse. In connection with an amendment to this agreement entered into in December 1996, the permitted retirement date to receive such benefits was accelerated from January 1, 1999 to December 31, 1996. As consideration for this amendment, such executive officer agreed to a salary reduction of $25,000 per annum commencing with 1997 and to the elimination of certain insurance obligations of the Company. As a result of this amendment, the Company accelerated an existing postretirement benefit accrual schedule and recorded an additional non-cash charge of $625,000 in 1996. For 1995, a postretirement benefit cost of $264,000 was recorded. Retirement benefits under this agreement are presently unfunded. Postretirement benefit obligations of $1,171,000 and $264,000 are included in the consolidated balance sheets at December 31, 1996 and 1995.

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

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1996 the Company committed to contribute $63,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period commencing January 1, 1996. If the participant terminates due to death, disability or due to a change in control of management they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

NOTE 12 - SETTLEMENT OF LITIGATION
----------------------------------

In June 1996, the Company settled a civil action in connection with the Company's prior acquisition of certain computer equipment. In connection with the settlement agreement, the Company recognized an extraordinary after-tax gain of $272,000, net of related expenses, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 1996.

NOTE 13 - CONTINGENCIES
-----------------------

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

NOTE 14 - ECONOMIC DEPENDENCY
-----------------------------

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ALL AMERICAN SEMICONDUCTOR, INC.
                               (Registrant)


                               By:  /s/ Bruce M. Goldberg
                                    ------------------------------------
                                        Bruce M. Goldberg, President,
                                        Chief Operating Officer and Director
                                        (Duly Authorized Officer)

                               By:  /s/ Howard L. Flanders
                                    ------------------------------------
                                        Howard L. Flanders, Vice President,
                                        Chief Financial Officer and Director
                                        (Principal Financial and
                                        Accounting Officer)

Dated:  May 30, 1997