Form 10-Q
period 1997-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1997-08-11
CIK 818074

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

                       FOR THE QUARTER ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   No  [ ]

As of August 8, 1997, 20,343,894 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.


================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


PART    ITEM                                                                PAGE
NO.     NO.                       DESCRIPTION                                NO.
--------------------------------------------------------------------------------


I            FINANCIAL INFORMATION:

         1.  Financial Statements

             Consolidated Condensed Balance Sheets at June 30, 1997
               (Unaudited) and December 31, 1996...............................3

             Consolidated Condensed Statements of Operations for the Quarters
               and Six Months Ended June 30, 1997 and 1996 (Unaudited).........4

             Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996 (Unaudited).............5

             Notes to Consolidated Condensed Financial Statements (Unaudited)..6

         2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................7


II           OTHER INFORMATION:

         2.  Changes in Securities............................................10

         4.  Submission of Matters to a Vote of Security Holders..............10

         6.  Exhibits and Reports on Form 8-K.................................10

             SIGNATURES.......................................................11

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     JUNE 30           DECEMBER 31
ASSETS                                                                                  1997                  1996
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
    Cash..............................................................       $       208,000       $       525,000
    Accounts receivable, less allowances for doubtful
      accounts of $1,509,000 and $1,200,000...........................            38,134,000            32,711,000
    Inventories.......................................................            66,918,000            64,212,000
    Other current assets..............................................             4,425,000             5,113,000
                                                                             ---------------       ---------------
        Total current assets..........................................           109,685,000           102,561,000
Property, plant and equipment - net...................................             5,082,000             5,454,000
Deposits and other assets.............................................             3,392,000             3,832,000
Excess of cost over fair value of net assets acquired - net...........             1,050,000             1,074,000
                                                                             ---------------       ---------------
                                                                             $   119,209,000       $   112,921,000
                                                                             ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Current portion of long-term debt.................................       $       364,000       $       434,000
    Accounts payable and accrued expenses.............................            40,839,000            31,808,000
    Income taxes payable..............................................               347,000                     -
    Other current liabilities.........................................               192,000               496,000
                                                                             ---------------       ---------------
        Total current liabilities.....................................            41,742,000            32,738,000
Long-term debt:
    Notes payable.....................................................            46,508,000            50,012,000
    Subordinated debt.................................................             6,388,000             6,539,000
    Other long-term debt..............................................             1,236,000             1,236,000
                                                                             ---------------       ---------------
                                                                                  95,874,000            90,525,000
                                                                             ---------------       ---------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued.........................................                     -                     -
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 20,343,894 and 20,323,894 shares issued,
      19,853,895 and 19,833,895 shares outstanding....................               199,000               198,000
    Capital in excess of par value....................................            25,575,000            25,561,000
    Accumulated deficit...............................................            (1,988,000)           (2,912,000)
    Treasury stock, at cost, 180,295 shares...........................              (451,000)             (451,000)
                                                                             ---------------       ---------------
                                                                                  23,335,000            22,396,000
                                                                             ---------------       ---------------
                                                                             $   119,209,000       $   112,921,000
                                                                             ===============       ===============


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                QUARTERS                           SIX MONTHS
PERIODS ENDED JUNE 30                                    1997              1996              1997             1996
------------------------------------------------------------------------------------------------------------------

NET SALES..................................   $    68,131,000   $    61,746,000   $   130,370,000  $   124,705,000
Cost of sales..............................       (52,935,000)      (47,227,000)     (101,034,000)     (95,961,000)
                                              ---------------   ---------------   ---------------  ---------------
Gross profit...............................        15,196,000        14,519,000        29,336,000       28,744,000
Selling, general and
  administrative expenses..................       (12,846,000)      (13,837,000)      (25,259,000)     (26,093,000)
Restructuring and other
  nonrecurring expenses....................                 -          (485,000)                -         (930,000)
                                              ---------------   ---------------   ---------------  ---------------
INCOME FROM CONTINUING
  OPERATIONS...............................         2,350,000           197,000         4,077,000        1,721,000
Interest expense...........................        (1,259,000)       (1,451,000)       (2,456,000)      (2,448,000)
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES......................         1,091,000        (1,254,000)        1,621,000         (727,000)
Income tax (provision) benefit.............          (469,000)          540,000          (697,000)         314,000
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEMS..................           622,000          (714,000)          924,000         (413,000)
Loss from discontinued operations
  (net of $61,000 and $5,000 income
  tax benefit).............................                 -           (81,000)                -           (7,000)
                                              ---------------   ---------------   ---------------  ---------------
Income (loss) before
  extraordinary items......................           622,000          (795,000)          924,000         (420,000)
Extraordinary items:
  Gain from settlement of litigation (net
    of $205,000 income tax provision)......                 -           272,000                 -          272,000
  Loss on early retirement of debt (net
    of $161,000 income tax benefit)........                 -                 -                 -         (214,000)
                                              ---------------   ---------------   ---------------  ---------------

NET INCOME (LOSS)..........................   $       622,000   $      (523,000)  $       924,000  $      (362,000)
                                              ===============   ===============   ===============  ===============

Primary and fully diluted earnings per share:
    Income (loss) from
      continuing operations................            $  .03            $ (.04)           $  .05           $ (.02)
    Discontinued operations................                 -                 -                 -                -
    Extraordinary items....................                 -               .01                 -                -
                                                       ------            ------            ------           ------
    Net income (loss)......................            $  .03            $ (.03)           $  .05           $ (.02)
                                                       ======            ======            ======           ======


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED JUNE 30                                                                1997                  1996
------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities................         $   3,449,000         $ (19,235,000)
                                                                               -------------         -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.................................              (120,000)           (1,616,000)
Increase in other assets..............................................               (13,000)           (3,658,000)
Net investing activities of discontinued operations...................                     -               (39,000)
                                                                               -------------         -------------

     Cash flows used for investing activities.........................              (133,000)           (5,313,000)
                                                                               -------------         -------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement............            (3,504,000)           25,073,000
Increase in notes payable.............................................                     -            15,000,000
Repayments of notes payable...........................................              (144,000)          (15,631,000)
Net proceeds from issuance of equity securities.......................                15,000                 9,000
                                                                               -------------         -------------

     Cash flows provided by (used for) financing activities...........            (3,633,000)           24,451,000
                                                                               -------------         -------------

Decrease in cash......................................................              (317,000)              (97,000)
Cash, beginning of period.............................................               525,000               276,000
                                                                               -------------         -------------

Cash, end of period...................................................         $     208,000         $     179,000
                                                                               =============         =============

Supplemental Cash Flow Information:
Interest paid.........................................................         $   2,320,000         $   1,850,000
                                                                               =============         =============

Income taxes paid (refunded) - net....................................         $    (383,000)        $   1,093,000
                                                                               =============         =============

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1997, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year. Prior period's financial statements have been reclassified to conform with the current period's presentation.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE

The weighted average shares used for the computation of earnings per share were as follows:

                                                   QUARTER                      SIX MONTHS
QUARTERS AND SIX MONTHS ENDED JUNE 30        1997              1996        1997             1996
------------------------------------------------------------------------------------------------
Primary and fully diluted............. 19,686,277        20,439,031  19,692,046       20,444,245

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997, and accordingly restate prior periods, as early adoption is not permitted. SFAS 128 is not expected to materially differ from primary or fully diluted earnings per share.

2.   LONG-TERM DEBT

Outstanding  borrowings  at June 30,  1997 and 1996,  under the  Company's  $100
million  line  of  credit  facility  aggregated   $46,496,000  and  $54,783,000,
respectively.

3.   OPTIONS

During the quarter ended June 30, 1997, the Company issued an aggregate of 54,000 stock options to nine individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of either $1.00 or $1.01 per share and generally vest over a five-year period and are exercisable over a six-year period. During the quarter ended March 31, 1997, the Company issued an aggregate of 344,500 stock options to 26 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $1.07 per share and generally vest over a five-year period and are exercisable over a six-year period. During the six months ended June 30, 1997, 20,000 stock options were exercised at $.75 per share and an aggregate of 26,000 stock options were canceled at exercise prices ranging from $2.03 to $2.63 per share.

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

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter and six months ended June 30, 1997 were $68.1 million and $130.4 million, representing a 10.3% and 4.5% increase over net sales of $61.7 million and $124.7 million for the same periods of 1996, excluding sales from discontinued operations. The increases in net sales were attributable to higher sales in many territories. Net sales for the second quarter of 1997 represents the second quarterly increase in sales when compared to the prior consecutive quarter.

Gross profit was $15.2 million and $29.3 million for the second quarter and first six months of 1997, compared to $14.5 million and $28.7 million for the same periods of 1996, excluding gross profit from discontinued operations. The increases were primarily due to the increase in net sales. Gross profit margins as a percentage of net sales were 22.3% and 22.5% for the second quarter and first six months of 1997 compared to 23.5% and 23.0% for the second quarter and first six months of 1996. The gross profit margins for the 1996 periods reflected a fewer number of low margin, large volume transactions. While gross profit margins may continue to decline slightly, the Company believes that any future decline should be offset by increases in sales and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A") was $12.8 million for the second quarter of 1997 compared to $13.8 million for the second quarter of 1996. SG&A for the first half of 1997 was $25.3 million compared to $26.1 million for the first six months of 1996. The decreases reflect the benefits of the expense control programs implemented during the third quarter of 1996 as well as the benefits from the restructurings initiated during the second half of 1996. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies in the future.

SG&A as a percentage of net sales decreased to 18.9% and 19.4% for the second quarter and six months ended June 30, 1997, from 22.4% and 20.9% for the same periods of 1996. The improvement in SG&A as a percentage of sales reflects the decrease in SG&A in absolute dollars as well as the increase in sales. SG&A in absolute dollars may increase in the future with increases in sales.

Income from continuing operations increased to $2.4 million for the second quarter of 1997, compared to $197,000 for the second quarter of 1996 which included the effect of nonrecurring expenses of $485,000. For the six months ended June 30, 1997, income from continuing operations was $4.1 million, compared with

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

$1.7 million for the same period of 1996 which included the effect of nonrecurring expenses of $930,000. The increase in income from continuing operations was attributable to the increase in net sales and the decrease in SG&A in both absolute dollars and as a percentage of net sales.

Interest expense was $1.3 million and $2.5 million for the second quarter and first half of 1997, as compared to $1.5 million and $2.4 million for the same periods of 1996. The decrease in the second quarter of 1997 as compared to the second quarter of 1996 resulted from a decrease in amortization of deferred financing fees and lower average borrowings for the period. These factors were partially offset by the additional interest expense associated with an increase in the Company's borrowing rate which occurred during the second half of 1996. Interest expense for the first six months of 1997 compared to the same period of 1996 reflects the decrease in interest expense for the second quarter which was more than offset by an increase in interest expense for the first quarter of 1997 resulting primarily from additional borrowings at an increased borrowing rate.

Net income was $622,000 ($.03 per share) and $924,000 ($.05 per share) for the quarter and six months ended June 30, 1997, compared to net losses of $523,000 ($.03 per share) and $362,000 ($.02 per share) for the same periods of 1996. Included in 1996 are after-tax losses from discontinued operations of $81,000 and $7,000 and extraordinary after-tax net gains of $272,000 and $58,000 for the quarter and first six months, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at June 30, 1997 decreased to $67.9 million from working capital of $69.8 million at December 31, 1996. The current ratio was 2.63:1 at June 30, 1997, as compared to 3.13:1 at December 31, 1996. The decrease in the current ratio was primarily due to an increase in accounts payable and accrued expenses which was partially offset by an increase in accounts receivable and inventory. Accounts receivable levels at June 30, 1997 were $38.1 million, up from accounts receivable of $32.7 million at December 31, 1996, reflecting increased sales for the first six months of 1997. Inventory increased to $66.9 million at June 30, 1997, from $64.2 million at December 31, 1996. The increase in inventory was primarily to support the increases in sales as well as to support budgeted future growth. Accounts payable and accrued expenses increased to $40.8 million at June 30, 1997, from $31.8 million at December 31, 1996, primarily as a result of purchases of inventory.

During the second half of 1996, the Company's credit facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). At June 30, 1997, outstanding borrowings under this facility aggregated $46.5 million.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends,"

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

"anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand, availability of products from and the establishment and maintenance of relationships with suppliers, price competition for products sold by the Company, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the continued and anticipated growth of the electronics industry and electronic components distribution industry, a change in government tariffs or duties, a change in interest rates, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

(c)      SALES OF UNREGISTERED SECURITIES
         --------------------------------

         The Company has not issued or sold any unregistered securities during the quarter ended June 30, 1997 except that pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted stock options to purchase 54,000 shares of the Company's common stock to nine individuals at an exercise price of either $1.00 or $1.01 per share. The stock options generally vest over a five-year period and are exercisable over a six-year period. See Note 3 to Notes to Consolidated Condensed Financial Statements. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

(a) On July 11, 1997, the Registrant held its 1996 annual meeting of shareholders (the "Annual Meeting").

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

         NOMINEE FOR DIRECTOR      FOR                        ABSTAIN
         --------------------      ------------               -------
         Paul Goldberg             17,704,794     97.0%       540,045       3.0%
         Rick Gordon               17,733,079     97.2%       511,760       2.8%

         The other directors whose term of office as directors continued after the Annual Meeting are Bruce M. Goldberg, Howard L. Flanders, S. Cye Mandel and Sheldon Lieberbaum.

(c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

         Ratification of selection of independent accountants for 1997 fiscal year

         For                       17,904,259     98.1%
         Against                      247,970      1.4%
         Abstain                       92,610      0.5%

(d)      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS
         --------

         11.1     Statement Re:  Computation of Per Share Earnings (Unaudited).
         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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


                                    ALL AMERICAN SEMICONDUCTOR, INC.
                                    --------------------------------
                                    (Registrant)

Date:  August 8, 1997               /S/ PAUL GOLDBERG
                                    --------------------------------
                                    Paul Goldberg, Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  August 8, 1997               /S/ HOWARD L. FLANDERS
                                    --------------------------------
                                    Howard L. Flanders, Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)