Form 10-Q
period 1997-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1997-11-12
CIK 818074

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

AS OF NOVEMBER 10, 1997, 20,343,894 SHARES (INCLUDING 160,703 SHARES HELD BY A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) OF THE COMMON STOCK OF ALL AMERICAN SEMICONDUCTOR, INC. WERE OUTSTANDING.


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

I        FINANCIAL INFORMATION:

     1.  Financial Statements

         Consolidated Condensed Balance Sheets at September 30, 1997
           (Unaudited) and December 31, 1996.................................  3

         Consolidated Condensed Statements of Operations for the Quarters
           and Nine Months Ended September 30, 1997 and 1996 (Unaudited).....  4

         Consolidated Condensed Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996 (Unaudited).........  5

         Notes to Consolidated Condensed Financial Statements (Unaudited)....  6

     2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  8


II       OTHER INFORMATION:

     2.  Changes in Securities and Use of Proceeds........................... 11

     6.  Exhibits and Reports on Form 8-K.................................... 11

         SIGNATURES.......................................................... 12

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                SEPTEMBER 30           December 31
ASSETS                                                                                  1997                  1996
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
    Cash..............................................................       $       135,000       $       525,000
    Accounts receivable, less allowances for doubtful
      accounts of $1,561,000 and $1,200,000...........................            38,465,000            32,711,000
    Inventories.......................................................            67,186,000            64,212,000
    Other current assets..............................................             5,125,000             5,113,000
                                                                             ---------------       ---------------
        Total current assets..........................................           110,911,000           102,561,000
Property, plant and equipment - net...................................             4,873,000             5,454,000
Deposits and other assets.............................................             3,309,000             3,832,000
Excess of cost over fair value of net assets acquired - net...........             1,038,000             1,074,000
                                                                             ---------------       ---------------
                                                                             $   120,131,000       $   112,921,000
                                                                             ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt.................................       $       382,000       $       434,000
    Accounts payable and accrued expenses.............................            43,021,000            31,808,000
    Income taxes payable..............................................               727,000                     -
    Other current liabilities.........................................               169,000               496,000
                                                                             ---------------       ---------------
        Total current liabilities.....................................            44,299,000            32,738,000
Long-term debt:
    Notes payable.....................................................            43,826,000            50,012,000
    Subordinated debt.................................................             6,325,000             6,539,000
    Other long-term debt..............................................             1,219,000             1,236,000
                                                                             ---------------       ---------------
                                                                                  95,669,000            90,525,000
                                                                             ---------------       ---------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued.........................................                     -                     -
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 20,343,894 and 20,323,894 shares issued,
      19,853,895 and 19,833,895 shares outstanding....................               199,000               198,000
    Capital in excess of par value....................................            25,575,000            25,561,000
    Accumulated deficit...............................................              (861,000)           (2,912,000)
    Treasury stock, at cost, 180,295 shares...........................              (451,000)             (451,000)
                                                                             ---------------       ---------------
                                                                                  24,462,000            22,396,000
                                                                             ---------------       ---------------
                                                                             $   120,131,000       $   112,921,000
                                                                             ===============       ===============


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               QUARTERS                           NINE MONTHS
PERIODS ENDED SEPTEMBER 30                               1997              1996              1997             1996
------------------------------------------------------------------------------------------------------------------
NET SALES..................................   $    69,771,000   $    56,514,000   $   200,141,000  $   181,219,000
Cost of sales..............................       (54,453,000)      (45,473,000)     (155,487,000)    (141,435,000)
                                              ---------------   ---------------   ---------------  ---------------
Gross profit...............................        15,318,000        11,041,000        44,654,000       39,784,000
Selling, general and
  administrative expenses..................       (12,142,000)      (14,040,000)      (37,401,000)     (40,130,000)
Impairment of goodwill.....................                 -        (2,428,000)                -       (2,428,000)
Restructuring and other
  nonrecurring expenses....................                 -        (1,092,000)                -       (2,022,000)
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...............................         3,176,000        (6,519,000)        7,253,000       (4,796,000)
Interest expense...........................        (1,199,000)       (1,475,000)       (3,655,000)      (3,923,000)
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES......................         1,977,000        (7,994,000)        3,598,000       (8,719,000)
Income tax (provision) benefit.............          (850,000)        2,394,000        (1,547,000)       2,706,000
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEMS..................         1,127,000        (5,600,000)        2,051,000       (6,013,000)
Discontinued operations:
  Loss from operations (net of $120,000
    and $125,000 income tax benefit).......                 -          (159,000)                -         (166,000)
  Loss on disposal (net of $1,200,000
    income tax benefit)....................                 -        (1,591,000)                -       (1,591,000)
                                              ---------------   ---------------   ---------------  ---------------
Income (loss) before
  extraordinary items......................         1,127,000        (7,350,000)        2,051,000       (7,770,000)
Extraordinary items:
  Gain from settlement of litigation (net
    of $205,000 income tax provision)......                 -                 -                 -          272,000
  Loss on early retirement of debt (net
    of $161,000 income tax benefit)........                 -                 -                 -         (214,000)
                                              ---------------   ---------------   ---------------  ---------------
NET INCOME (LOSS)..........................   $     1,127,000   $    (7,350,000)  $     2,051,000  $    (7,712,000)
                                              ===============   ===============   ===============  ===============

Primary and fully diluted earnings per share:
    Income (loss) from
      continuing operations................            $  .06            $ (.28)           $  .10           $ (.29)
    Discontinued operations................                 -              (.09)                -             (.09)
    Extraordinary items....................                 -                 -                 -                -
                                                       ------            ------            ------           ------
    Net income (loss)......................            $  .06            $ (.37)           $  .10           $ (.38)
                                                       ======            ======            ======           ======


See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                                          1997                  1996
------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities................         $   6,262,000        $  (17,195,000)
                                                                               -------------        --------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.................................              (186,000)           (2,118,000)
Increase in other assets..............................................               (83,000)           (3,565,000)
Net investing activities of discontinued operations...................                     -               (39,000)
                                                                               -------------        --------------

     Cash flows used for investing activities.........................              (269,000)           (5,722,000)
                                                                               -------------        --------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement............            (6,184,000)           23,556,000
Increase in notes payable.............................................                     -            15,000,000
Repayments of notes payable...........................................              (214,000)          (15,725,000)
Net proceeds from issuance of equity securities.......................                15,000                 9,000
                                                                               -------------        --------------

     Cash flows provided by (used for) financing activities...........            (6,383,000)           22,840,000
                                                                               -------------        --------------

Decrease in cash......................................................              (390,000)              (77,000)
Cash, beginning of period.............................................               525,000               276,000
                                                                               -------------        --------------

Cash, end of period...................................................         $     135,000        $      199,000
                                                                               =============        ==============

Supplemental Cash Flow Information:
Interest paid.........................................................         $   3,970,000        $    2,501,000
                                                                               =============        ==============

Income taxes paid - net...............................................         $     115,000        $    1,104,000
                                                                               =============        ==============

Supplemental Schedule of Noncash Investing and Financing Activities:

During the nine months ended September 30, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The consideration paid by the Company for such capital stock consisted of 549,999 shares of common stock of the Company valued at $1,375,000 (or $2.50 per share); however, only 60,000 shares of common stock (valued at $150,000) were released to the PPI selling shareholders at closing, with the balance retained in escrow subject to certain conditions subsequent.


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1997, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year. Prior period's financial statements have been reclassified to conform with the current period's presentation.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

Earnings Per Share
------------------

The weighted average shares used for the computation of earnings per share were as follows:

                                                Quarters                      Nine Months
PERIODS ENDED SEPTEMBER 30               1997             1996            1997           1996
---------------------------------------------------------------------------------------------
Primary.........................   19,860,937       20,058,994      19,728,138     20,303,120
Fully diluted...................   20,125,497       20,058,994      20,122,787     20,303,120

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

2.   LONG-TERM DEBT

Outstanding borrowings at September 30, 1997 under the Company's $100 million line of credit facility aggregated $43,816,000.

3.   OPTIONS

During the quarter ended September 30, 1997, the Company canceled an aggregate of 1,067,000 stock options previously issued to 50 individuals pursuant to the Employees', Officers', Directors', Stock Option Plan, as previously amended and restated (the "Plan"), at exercise prices ranging from $.94 to $2.53 per share. These canceled options were reissued at exercise prices ranging from $1.08 to $1.24 per share and generally vest over a five-year period and are exercisable over a six-year period. In addition, the Company issued an aggregate of 77,500 stock options to 17 individuals pursuant to the Plan during the third quarter of 1997. These options have exercise prices ranging from $1.24 to $1.35 per share and generally vest over a

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

five-year period and are exercisable over a six-year period. During the third quarter of 1997, 72,500 stock options were canceled at exercise prices ranging from $1.07 to $2.03 per share. No stock options were exercised during the quarter ended September 30, 1997.

During the six months ended June 30, 1997, the Company issued an aggregate of 398,500 stock options to 35 individuals pursuant to the Plan. These options have exercise prices ranging from $1.00 to $1.07 per share and generally vest over a five-year period and are exercisable over a six-year period. In addition, 20,000 stock options were exercised at $.75 per share and an aggregate of 26,000 stock options were canceled at exercise prices ranging from $2.03 to $2.63 per share during the first half of 1997.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

All American Semiconductor, Inc. (and its subsidiaries, the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. Through its Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions, the Company also designs, and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. These products are also sold to OEMs. Through the third quarter of 1996, the Company also distributed a limited offering of computer products.

Results of Operations
---------------------

Net sales for the quarter and nine months ended September 30, 1997 were $69.8 million and $200.1 million, respectively, representing a 23.5% and 10.4% increase over net sales of $56.5 million and $181.2 million for the same periods of 1996. The increases in net sales were attributable to higher sales in many territories. Net sales for the third quarter of 1997 represents the third consecutive quarterly increase in sales when compared to the prior quarters.

Gross profit was $15.3 million and $44.7 million for the third quarter and first nine months of 1997, compared to $11.0 million and $39.8 million for the same periods of 1996. The 1996 periods included a $2.0 million inventory write-off associated primarily with the Company's restructuring plan of its kitting and turnkey operations. The increases were primarily due to the increase in net sales. Gross profit margins as a percentage of net sales were 22.0% and 22.3% for the third quarter and first nine months of 1997 compared to 23.1% for both the third quarter and first nine months of 1996 without giving effect to the inventory write-off. The gross profit margins for the 1996 periods reflected a fewer number of low margin, large volume transactions. While gross profit margins may continue to decline slightly, the Company believes that any future decline should be offset by increases in sales and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A") was $12.1 million for the third quarter of 1997 compared to $14.0 million for the third quarter of 1996. SG&A for the first nine months of 1997 was $37.4 million compared to $40.1 million for the first nine months of 1996. The decreases reflect the benefits of the expense control programs implemented during the third quarter of 1996 as well as the benefits from the restructurings initiated during the second half of 1996. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies in the future.

SG&A as a percentage of net sales decreased to 17.4% and 18.7% for the third quarter and nine months ended September 30, 1997, from 24.8% and 22.1% for the same periods of 1996. The improvement in SG&A as a percentage of sales reflects the decrease in SG&A in absolute dollars as well as the increase in sales. SG&A in absolute dollars may increase in the future with increases in sales.

Income from continuing operations increased to $3.2 million for the third quarter of 1997, compared to a loss from continuing operations of $6.5 million for the third quarter of 1996 which included restructuring and nonrecurring expenses which aggregated $5.5 million. For the nine months ended September 30, 1997,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

income from continuing operations was $7.3 million, compared with a loss from continuing operations of $4.8 million for the same period of 1996 which included restructuring and nonrecurring expenses aggregating $6.5 million. The increase in income from continuing operations was attributable to the increase in net sales and the decrease in SG&A in both absolute dollars and as a percentage of net sales.

Interest expense was $1.2 million and $3.7 million for the third quarter and first nine months of 1997, as compared to $1.5 million and $3.9 million for the same periods of 1996. The decrease in the third quarter of 1997 as compared to the third quarter of 1996 resulted from lower average borrowings for the period and a decrease in amortization of deferred financing fees. These factors were partially offset by the additional interest expense associated with an increase in the Company's borrowing rate which occurred during the fourth quarter of 1996. Interest expense for the first nine months of 1997 compared to the same period of 1996 reflects the decrease in interest expense for the second and third quarters which more than offset the increase in interest expense for the first quarter of 1997 resulting primarily from additional borrowings at an increased borrowing rate.

Net income reached a quarterly record of $1.1 million ($.06 per share) for the quarter ended September 30, 1997 and was $2.1 million ($.10 per share) for the first nine months of 1997. For the corresponding periods of 1996 the Company had net losses of $7.4 million ($.37 per share) and $7.7 million ($.38 per share). Included in the 1996 periods are the restructuring and nonrecurring expenses described above, after-tax losses from discontinued operations of $1.8 million for both the quarter and first nine months, and an extraordinary after-tax net gain of $58,000 for the nine months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 1997 was $66.6 million compared to working capital of $69.8 million at December 31, 1996. The current ratio was 2.50:1 at September 30, 1997, as compared to 3.13:1 at December 31, 1996. The decrease in the current ratio was primarily due to an increase in accounts payable and accrued expenses which was partially offset by an increase in accounts receivable and inventory. Accounts receivable levels at September 30, 1997 were $38.5 million, up from accounts receivable of $32.7 million at December 31, 1996, reflecting an increase in the rate of sales during the third quarter of 1997 compared to the last quarter of 1996. Inventory increased to $67.2 million at September 30, 1997, from $64.2 million at December 31, 1996. The increase in inventory was primarily to support the increases in sales as well as to support budgeted future growth. Accounts payable and accrued expenses increased to $43.0 million at September 30, 1997, from $31.8 million at December 31, 1996, primarily as a result of purchases of inventory.

During the second half of 1996, the Company's credit facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). At September 30, 1997, outstanding borrowings under this facility aggregated $43.8 million compared to $50 million at December 31, 1996.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

(c)      Sales of Unregistered Securities
         --------------------------------

         The Company has not issued or sold any unregistered securities during the quarter ended September 30, 1997, except that, pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Plan"), the Company canceled an aggregate of 1,067,000 stock options previously issued to 50 individuals at exercise prices ranging from $.94 to $2.53 per share. These canceled options were reissued at exercise prices ranging from $1.08 to $1.24 per share and generally vest over a five-year period and are exercisable over a six-year period. In addition, the Company issued an aggregate of 77,500 stock options to 17 individuals pursuant to the Plan during the third quarter of 1997. These options have exercise prices ranging from $1.24 to $1.35 per share and generally vest over a five-year period and are exercisable over a six-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         11.1     Statement Re:  Computation of Per Share Earnings (Unaudited).
         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ALL AMERICAN SEMICONDUCTOR, INC.
                               -------------------------------------------------
                               (Registrant)

Date:  November 12, 1997       /s/ PAUL GOLDBERG
                               -------------------------------------------------
                               Paul Goldberg, Chairman of the Board
                               (Duly Authorized Officer)

Date:  November 12, 1997       /s/ HOWARD L. FLANDERS
                               -------------------------------------------------
                               Howard L. Flanders, Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)