Form 10-K
period 1997-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1998-03-30
CIK 818074

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 1998, 19,863,895 shares (including 160,703 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $30,800,000.

                      Documents Incorporated by Reference:
Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 1997

TABLE OF CONTENTS


PART     ITEM                                                                                                  PAGE
NO.      NO.      DESCRIPTION                                                                                   NO.
----     ----     -----------                                                                                  ----
I           1     Business................................................................................        1
            2     Properties..............................................................................       12
            3     Legal Proceedings ......................................................................       12
            4     Submission of Matters to a Vote of Security-Holders.....................................       13


II          5     Market for the Registrant's Common Equity and Related Stockholder Matters...............       13
            6     Selected Financial Data.................................................................       14
            7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................       15
            8     Financial Statements and Supplementary Data.............................................       23
            9     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................................................       23


III        10     Directors and Executive Officers of the Registrant......................................       23
           11     Executive Compensation..................................................................       23
           12     Security Ownership of Certain Beneficial Owners and Management..........................       23
           13     Certain Relationships and Related Transactions..........................................       23


IV         14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................       23

                                     PART I

ITEM 1.  BUSINESS

General
-------

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. See "Business Strategy-Expansion" and "Products." These products are also sold to OEMs. In 1995 and 1996 the Company also distributed a limited offering of computer products including motherboards, computer upgrade kits, keyboards and disk drives. During the third quarter of 1996, the Company discontinued its computer products division ("CPD"). See "Products."

Approximately 82% of the Company's 1997 sales were derived from the sale of active products and 18% from passive products. The Company expects that this sales mix may change due to the faster growth rate of its semiconductor business.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company is one of the faster growing distributors in the industry and, as a result of its growth, the Company was recognized by industry trade publications as the 8th largest distributor of active products and the 15th largest distributor of electronic components in the United States, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014.

The Electronics Distribution Industry
-------------------------------------

The electronics industry is one of the largest and fastest growing industries in the United States. Industry associations estimate total U.S. factory sales of electronic products at approximately $450 billion for 1997 compared to $276 billion in 1991. The growth of this industry has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, multimedia and Internet related products and satellite and telecommunications equipment; as well as the increased utilization of electronic components in a wide range of industrial, consumer and military products.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products account for approximately 35% and 29%, respectively, of the electronic components distribution marketplace, while systems and computer products account for the remaining 36%. Prior to June 1995, the Company was a distributor of only semiconductors and passive/electromechanical products. In mid 1995, the Company created a computer products division ("CPD"). The operations of this division, which had carried a very limited product offering, were discontinued in the third quarter of 1996. See "Products."

Distributors are an integral part of the electronics industry. During 1997, an estimated $22 billion of electronic components were sold through distribution in the United States, up from $10 billion in 1992. In recent years, there has been a growing trend for distribution to play an increasing role in the electronics industry. OEMs which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for OEMs, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that OEMs will continue to increase their service and quality requirements, and that this trend will result in both OEMs and electronic component manufacturers continuing to be dependent on distributors in the future.

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

Business Strategy
-----------------

The Company's strategy is to continue its managed growth and to gain market share by: (i) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions, and (ii) increasing sales to existing customers by continuing to expand its product offerings and service capabilities. While the Company's aggressive growth plans caused an adverse effect on profitability in 1996 and prior years, the Company believes that the investment in expansion was necessary to position the Company to participate in the dynamics of its rapidly growing and changing industry and to achieve greater profitability in the future. Now that the Company has achieved a critical mass, has obtained the necessary geographic coverage and has expanded its distribution capacity to facilitate additional growth, the Company has begun to shift its focus from increasing market share to a combination of continued market share growth with a greater focus on increasing profitability. In this regard, during 1996 the Company eliminated or reduced certain aspects of its operations and services that were not economically feasible to continue or expand and, in 1997, achieved record levels of profitability. While management believes that it can continue to increase market share and that it can increase profitability over its record levels of 1997, there can be no assurance that these goals will be achieved.

EXPANSION

The Company has undergone significant expansion over the last several years including opening new offices, relocating and expanding existing offices and acquiring other companies, all in order to increase its sales volume, expand its geographic coverage and become recognized as a national distributor. See

"Sales  and   Marketing-Sales   Office  Locations"  and  "Item  7.  Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations-Acquisitions."

As a result of the implementation of the Company's business strategy, the Company has experienced significant growth. In order to effectively drive and manage its expansion, the Company has over the last three years: (i) restructured, enhanced and expanded its sales staff and sales management team;
(ii) expanded its quality control programs, including the implementation of its total quality management ("TQM") and continuous process improvement programs that ensure quality service, enhance productivity and, over time, reduce costs;
(iii) created and staffed a corporate operations department; (iv) developed state-of-the-art distribution technology, and (v) enhanced its asset management capabilities through new computer and telecommunications equipment. To better service the large customer base in the western part of the United States, the Company opened during 1994 a west coast corporate office which houses sales and marketing executives for the Company. In addition, during 1995 the Company opened an additional west coast regional credit department and an east coast regional credit department. In 1995 the Company began expanding its marketing department and in 1996 made significant personnel additions.

In December 1995 the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions"; see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain;" Rocky Mountain together with Added Value, collectively the "Added Value Companies"). As a result of these acquisitions, the Company added new sales locations, new operations facilities and several new product offerings. See "Sales and Marketing-Sales Office Locations" and "Products."

While the Company does not have any present plans to open new offices or to acquire any additional companies, it may do so in the future. The Company also plans to continue its focus on improving the financial performance and market penetration of each existing location.

INCREASING PRODUCT OFFERINGS

The Company intends to continue its effort to increase the number and breadth of its product offerings, thereby allowing it to attract new customers and to represent a larger percentage of the purchases being made by its existing customers. As part of its efforts to attract new suppliers and expand its product offerings, the Company expanded its service capabilities and has opened new sales offices (see "Expansion") in order to achieve the geographic coverage necessary to be recognized as a national distributor.

During 1997, the Company added new suppliers and expects to add additional suppliers in the future. These new suppliers are intended to offer larger growth opportunities than some of the smaller suppliers that the Company has done business with in the past. New supplier relationships generally require up-front investments that take time to provide a return.

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

Another rapidly growing segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this growing segment of the industry, the Company opened a semiconductor programming center during the third quarter of 1995 and in January 1996 moved its programming center into the Company's 20,000 square foot facility in Fremont, California (near San Jose). In addition to enabling the Company to address a rapidly growing market for programmable products, this capability will allow the Company to attract new product lines that require programming capabilities.

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company designed and developed its own web site which became operational during the first quarter of 1997. In order to further expand its visibility and functionality on the Internet, the Company has engaged with third party Internet service companies. These engagements are expected to increase revenues, reduce transaction costs and afford the Company an opportunity to do business in a new and still developing marketplace. While these engagements have increased operating costs in 1997 and will increase costs further in 1998, many benefits are expected to be realized in future periods.

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

QUALITY CONTROLS AND ISO CERTIFICATION

The Company has a TQM program in order to improve service, increase efficiency and productivity and, over time, reduce costs. The expansion in capacity and service capabilities discussed above were done within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami and Fremont distribution centers and its Fremont programming center have all successfully completed a procedure and quality audit that resulted in their certification under the international quality standard of ISO 9002. This quality standard was established by the International Standards Organization (the "ISO") created by the European Economic Community ("EEC"). The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC. The Company believes that this certification is becoming a requirement of an increasing portion of the customer base.

Products
--------

ACTIVE AND PASSIVE COMPONENTS

The Company markets both semiconductors and passive products. Semiconductors, which are active components, respond to or activate upon receipt of electronic current. Active products include transistors, diodes, memory devices and other integrated circuits. Passive components, on the other hand, are designed to facilitate completion of electronic functions. Passive products include capacitors, resistors, inductors and electromechanical products such as cable, switches, connectors, filters and sockets. Virtually all of the Company's customers purchase both active and passive products.

While the Company offers many of the latest technology semiconductor and passive products, its focus historically had been on mature products that have a more predictable demand, more stable pricing and more constant sourcing. The Company believes that the greater predictability in the demand for these products and the fact that component manufacturers are not likely to invest capital in order to increase production of older technologies combine to reduce the risks inherent in large volume purchases of mature products. By making large volume purchases, the Company decreases its per-unit cost, thus increasing its potential for higher profit margins upon resale of these mature products. Although the Company continues to position itself as a leader in the more mature product lines, as part of its growth strategy, the Company has expanded its focus to include offering newer technology products as well as on selling high volumes of commodity products. These newer technologies and commodity products are playing a greater role in the overall sales mix of the Company and are expected to play an even greater role in the overall sales mix to the extent the Company's sales continue to grow. Most of the commodity products, and many of the newer technology products, have lower profit margins than the more mature product lines.

The Company does not offer express warranties with respect to any of its component products, instead passing on only those warranties, if any, granted by its suppliers.

FLAT PANEL DISPLAY PRODUCTS

The Company believes that one of the faster growing segments of the electronics industry will result from the expanded utilization of flat panel displays or FPDs. Flat panel displays are commonly used in laptop computers and are currently replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as personal computers and video monitors. FPDs are also being utilized in high definition television ("HDTV").

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

The Company has addressed the FPD market in three ways. First, the Company has assembled a comprehensive offering of FPD products, including products from manufacturers of FPDs, as well as manufacturers of the necessary support products such as back-light inverters and driver boards. The second aspect in addressing the FPD market is to develop the technical support necessary to assist customers with integrating FPD applications. In this regard the Company's FAE program and marketing department have been developing expertise in FPD applications and integration.

The third aspect to the Company's approach to the FPD marketplace was accomplished with the creation of Aved Display Technologies ("ADT"). ADT, which is run as a separate division, was established in 1996 with certain of the personnel and assets acquired in the Added Value Acquisitions. ADT designs, develops and has manufactured under its own label, several proprietary driver board products for FPD applications. In addition to ADT, the Company also has other suppliers of FPD driver board products.

MEMORY MODULES

As a result of the Added Value Acquisitions, the Company also designs, has manufactured and sells memory modules under the Aved Memory Products, or AMP label. Memory products, which include the memory module subsegment, represent the largest product sector of semiconductor revenues. Memory modules facilitate the incorporation of expanded memory in limited space. In addition to Aved Memory Products the Company has other suppliers of memory module products.

With respect to all products manufactured or assembled for ADT and AMP, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

COMPUTER PRODUCTS

While the Company currently believes that 36% of electronics distributors' revenues relate to computer products, the Company has not in the past derived significant revenues from the sale of these products. In June 1995, the Company began to distribute motherboards, and in connection therewith, established a computer products division or CPD. This division expanded its offering to include computer upgrade kits, disk drives and keyboards. Sales from this division generated substantially lower profit margins than were generated by the Company's other products. As a result of supply problems and related losses, as well as a decision by the Company to focus its resources on its active and passive components business, the operations of CPD were discontinued in the third quarter of 1996.

With respect to all products manufactured or assembled for CPD, the Company offered a warranty for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

Customers
---------

The Company markets its products primarily to OEMs in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. In addition, as a result of its computer products division, in 1995 the Company began expanding its customer base to include VARs, systems integrators, computer products distributors, catalog companies and computer superstores. Sales to this new customer base have been terminated with the Company's decision to discontinue the operations of CPD. The Company's customer list includes approximately 12,000 accounts. During 1997, no customer accounted for more than 4% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

Sales And Marketing
-------------------

OVERALL STRATEGY

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 60,000 different products representing approximately 85 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national distributors, while still providing the personalized service levels usually associated only with regional or local distributors. Additionally, because of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

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

MARKETING TECHNIQUES

The Company has expanded its marketing group by adding a west coast marketing department strategically situated in Silicon Valley during 1996. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders;
(ii) ongoing advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; (iv) the Company's telemarketing efforts; and (v) a web site on the Internet. The

Company also uses its expanded service capabilities, technical sales or FAE Program, its MMS Group and its status as an authorized distributor, as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

SALES PERSONNEL

As of March 1, 1998, the Company employed 287 people in sales on a full-time basis, of which 113 are field salespeople, 113 are inside salespeople, 25 are in management, 20 are in administration and 16 are electrical engineers in the technical sales or FAE Program. The Company also had 8 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving operating income goals.

SALES OFFICE LOCATIONS

The Company currently operates 29 sales offices in 19 states and Canada. The locations of the sales offices are in each of the following geographic markets:
Huntsville, Alabama; Phoenix, Arizona; Orange County, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Orlando, Miami and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Baltimore, Maryland; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City, Utah; Seattle, Washington and Milwaukee, Wisconsin. The Company also retains field sales representatives to market other territories throughout the United States, Puerto Rico and Mexico. The Company may consider opening branches in these other territories if the representatives located there achieve certain sales levels.

TRANSPORTATION

All of the Company's products are shipped through third party carriers. Incoming freight charges are generally paid by the Company, while outgoing freight charges are typically paid by the customer.

SEASONALITY

The Company's sales have not historically been materially greater in any particular season or part of the year.

Backlog
-------

As is typical of distributors, the Company has a backlog of customer orders. While these customer orders are cancelable, the Company believes its backlog is an indicator of future sales. At December 31, 1997, the Company had a backlog in excess of $50 million, compared to a backlog in excess of $49 million at December 31, 1996 and $74 million at December 31, 1995. In 1993, 1994 and 1995, the Company operated in a highly allocated market where the demand for products was much greater than the supply. As a result of these product shortages, customers had a practice of placing longer term product needs on order with distributors to increase their probabilities of receiving their products on time and to protect against rising prices. At the end of 1995 and during 1996, product availability increased and there was a dramatic shift to an oversupply market. In response to this dramatic shift customers began canceling order backlogs to lower their inventories and to take advantage of the better pricing which became available. Today the customer practice is to keep much lower levels of product on order as delivery times are much shorter than they were in 1993, 1994 and 1995. Additionally, the Company has increased its practices of EDI transactions where the Company purchases inventory based on electronically transmitted customer forecasts that do not become an order until the date of shipment and, therefore, are not reflected in the Company's backlog. As a result of the dramatic shift in the supply-demand balance and the increase in EDI transactions, the Company's backlog is lower than it was two years ago and the Company believes that the backlog figures have a different indication of future sales levels than the backlog figures of the 1993 through 1995 period.

By February 28, 1998, the Company's backlog had risen to approximately $52 million. The Company believes that a substantial portion of its backlog
represents   products  due  to  be  delivered  within  the  next  three  months.
Approximately 40% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements.

Suppliers
---------

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. In meeting its goal of being recognized as a national distributor, the Company has opened and acquired sales offices in a number of markets throughout the United States and has advertised in national industry publications to demonstrate its distribution capabilities to current and potential customers and suppliers. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of designing-in the suppliers' products at the customer base. To address this requirement, the Company established an engineering or FAE Program in 1994 which is currently staffed with 16 electrical engineers.

As a result of the Company's strategy, from 1980 to 1996, the Company increased the number of suppliers it represented from 20 to over 100 in order to expand its product offerings and better serve its customers. As a result of its rapid growth and the acquisitions it has completed over the years, the Company has an overlap of suppliers in many product areas and, while still maintaining an expanded offering of products, the Company began to reduce the number of suppliers with which it does business. While this initially caused the Company to incur costs and required the Company to increase inventory reserves, this move is expected to increase the return on investment with, and the productivity of, the remaining suppliers in future periods. The Company presently represents 85 suppliers.

All distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 1997, the Company's three largest suppliers accounted for 21%, 8% and 8% of consolidated purchases, respectively. Most of the products that the Company sells are available from other sources. While the Company believes that the loss of a key supplier could have an adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. If the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of a significant number of suppliers in a short period of time could have a material adverse effect on the Company. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

Facilities and Systems
----------------------

FACILITIES

The Company's corporate headquarters and main distribution center are located in a 110,800 square foot facility in Miami, Florida. The Company occupies this facility through a lease which expires in 2014, subject to the Company's right to terminate at any time after May 1999 upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord. The lease for this facility contains three six-year options to renew at the then fair market value rental rates. The lease, which began in May 1994, provides for annual fixed rental payments totaling approximately $264,000 in the first year, $267,000 in the second year, $279,000 in each of the third, fourth and fifth years, $300,600 in the sixth year, $307,800 in the seventh year, and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year. Although continued growth is not assured, the Company estimates that this facility has capacity to handle over $400 million in annual revenues.

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

In October 1995, the Company entered into a lease for a west coast distribution and semiconductor programming center located in Fremont, California (near San
Jose). This facility contains approximately 20,000 square feet of space. The Company moved into this facility in January 1996. The Company has used this space to expand its semiconductor programming and component distribution capabilities and to improve quality control and service capabilities for its west coast customers. Additionally, this space was originally intended to house the Company's distribution and operational support for its computer products division. As a result of the Company's decision to discontinue operations of its CPD, this additional facility is underutilized. The Company has begun moving more of its component distribution inventory to this facility. While no future growth can be assured, the Company expects that this excess capacity will be utilized to support the growth of its programming and components distribution businesses in future periods.

The Company also occupies approximately 11,000 square feet of space in San Jose, California; approximately 7,500 square feet of which is presently used for sales and 3,500 square feet of which is used for corporate offices. In addition, the Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 8,000 square feet. See "Sales and Marketing-Sales Office Locations."

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

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities, and to participate in electronic commerce, the Company has during 1995, 1996 and 1997 expanded, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades to meet its computer and communications needs. The Company believes that these systems enhancements should assist in increasing sales and in improving efficiencies and the potential for greater profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved.

Foreign Manufacturing and Trade Regulation
------------------------------------------

A significant number of the components sold by the Company are manufactured outside the United States and purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. As a result, the Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and changes in policies related to, among other things, anti-dumping legislation and currency fluctuations. While the Company does not believe that these factors adversely impact its business at present, there can be no assurance that such factors will not have a material adverse affect on the Company in the future. Since the Company purchases from United States subsidiaries or affiliates of foreign manufacturers, the Company's purchases are paid for in U.S. dollars.

Employees
---------

As of March 1, 1998, the Company employed 519 persons, of which 287 are involved in sales and sales management; 77 are involved in marketing; 58 are involved in the distribution centers; 35 are involved in operations; 12 are involved in management; 36 are involved in bookkeeping and clerical; and 14 are involved in management information systems. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

Competition
-----------

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales exceeding $7 billion worldwide. These distributors can be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors and local distributors. With 29 sales offices in 19 states and Canada, the Company competes as a national distributor. The Company, which was recently recognized by industry sources as the eighth largest distributor of semiconductors and the 15th largest distributor of electronic components in the United States, believes its primary competition comes from the top 50 distributors in the industry.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater assets and possess greater financial and personnel resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top 10 distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business at these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not supported by the top 10 distributors, or are fill-in or niche products. With its expanded service capabilities and quality assurance procedures in place, the Company believes that it can now compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that it will be successful in doing so. The Company believes competition from the top 10 distributors for the middle market customer base is not as strong since the largest distributors focus their efforts on the major account base. For this reason, the Company has focused strong efforts on servicing this middle market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors, by seeking to offer more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to such middle market companies a higher service level than is offered to them by the major national and global distributors. The Company believes that today the top 10 distributors are seeking to penetrate the middle market customer base more than they have in the past.

ITEM 2.  PROPERTIES

See "Item 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 11 to Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation relating to claims arising out of its operations in the ordinary course of business. Many of such claims are covered by insurance or, if they relate to products manufactured by others for which it distributes, the Company would expect that the manufacturers of such products would indemnify the Company, as well as defend such claims on the Company's behalf, although no assurance can be given that any manufacturer would do so. The Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. There has been a recent trend throughout the United States of increased grievances over various employee matters. While the Company is presently not involved in any material litigation relating to such matters, the Company believes that costs associated with such matters may increase in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:


Quarter Of Fiscal Year                            High             Low
----------------------                            ----             ---

1996
----
First Quarter                                     $ 2     15/16    $ 2
Second Quarter                                      2     13/16      1     31/32
Third Quarter                                       2     7/32       1     5/8
Fourth Quarter                                      1     13/16      1

1997
----
First Quarter                                       1     7/16             15/16
Second Quarter                                      1     3/32             27/32
Third Quarter                                       1     21/32            31/32
Fourth Quarter                                      2     1/2        1     3/8

1998
----
First Quarter (through March 20, 1998)              2                1     3/8

As of March 20, 1998, there were approximately 500 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that it has over 7,400 beneficial holders of its common stock.

Dividend Policy
---------------

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

Sales of Unregistered Securities
--------------------------------

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 1997 except as follows:

Pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted during the quarter ended December 31, 1997 stock options to purchase 8,000 shares of the Company's common stock to two individuals at an exercise price ranging from $2.04 to

$2.18 per share. The stock options are exercisable over a five or six-year period. See Note 10 to Notes to Consolidated Financial Statements. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company for and as of the years 1993 through 1997 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

Years Ended December 31                        1997            1996            1995(1)        1994             1993
-------------------------------------------------------------------------------------------------------------------
Net Sales (2)........................ $ 265,640,000   $ 237,846,000   $ 177,335,000  $ 101,085,000    $  67,510,000
Cost of Sales (3)....................  (207,173,000)   (185,367,000)   (138,089,000)   (74,632,000)     (49,010,000)
                                      --------------  -------------   -------------  -------------    -------------
Gross Profit.........................    58,467,000      52,479,000      39,246,000     26,453,000       18,500,000
Selling, General and
  Administrative Expenses............   (48,257,000)    (51,675,000)    (32,321,000)   (23,374,000)     (14,821,000)
Restructuring and Other Nonrecurring.
  Expenses (4).......................             -      (4,942,000)     (1,098,000)      (548,000)         (61,000)
                                      -------------   -------------   -------------  -------------    -------------
Income (Loss) from Continuing
  Operations.........................    10,210,000      (4,138,000)      5,827,000      2,531,000        3,618,000
Interest Expense (5).................    (4,797,000)     (7,025,000)     (2,739,000)    (1,772,000)      (1,103,000)
Other Income-Net (6).................             -               -               -              -          281,000
                                      -------------   -------------   -------------  -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes.....     5,413,000     (11,163,000)      3,088,000        759,000        2,796,000
Income Tax (Provision) Benefit.......    (2,163,000)      2,942,000      (1,281,000)      (407,000)      (1,094,000)
                                      -------------   -------------   -------------  -------------    -------------
Income (Loss) from Continuing
  Operations Before Discontinued
  Operations and Extraordinary Items.     3,250,000      (8,221,000)      1,807,000        352,000        1,702,000
Discontinued Operations (7)..........             -      (1,757,000)         79,000              -                -
Extraordinary Items (8)..............             -          58,000               -              -                -
                                      -------------   -------------   -------------  -------------    -------------
Net Income (Loss).................... $   3,250,000   $  (9,920,000)  $   1,886,000  $     352,000    $   1,702,000
                                      =============   =============   =============  =============    =============

Earnings (Loss) Per Share (9):
  Basic..............................          $.17           $(.50)           $.12           $.03             $.19
  Diluted............................          $.16           $(.49)           $.12           $.03             $.19

Balance Sheet Data

December 31                                    1997            1996            1995           1994             1993
-------------------------------------------------------------------------------------------------------------------
Working Capital...................... $  63,308,000   $  69,823,000   $  59,352,000  $  39,800,000    $  27,534,000
Total Assets.........................   112,286,000     112,921,000     114,474,000     57,858,000       37,968,000
Long-Term Debt, Including
  Current Portion....................    46,900,000      58,221,000      37,604,000     27,775,000       14,928,000
Shareholders' Equity.................    25,674,000      22,396,000      32,267,000     16,950,000       15,612,000
Book Value Per Common Share..........         $1.29           $1.13           $1.62          $1.37            $1.30

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

(4) 1996 includes non-recurring expenses consisting of: $1,092,000 relating to restructuring the Company's kitting and turnkey operations, $587,000 relating to the termination of certain employment agreements, $445,000 relating to relocating the Company's cable assembly division, $625,000 relating to the accrual of a postretirement benefit cost associated with an amendment to an employment agreement with one of the Company's executive officers, and $2,193,000 relating to an impairment of goodwill primarily related to the acquisitions of the Added Value Companies. 1995 includes a charge for front-end incentive employment compensation of $1,098,000 associated with the Added Value Acquisitions. 1994 includes a charge for relocation of plant facilities in the amount of $185,000 and a write-off of the Company's product development investment of $363,000.

(5) Interest expense for 1996 includes amortization and a write-down of deferred financing fees relating to obtaining the Company's $100 million credit facility of approximately $2,148,000.

(6) 1993 includes approximately $237,000 of income from the settlement of a business interruption claim.

(7) Includes income (losses) from discontinued operations of $(166,000) (net of $125,000 income tax benefit) and $79,000 (net of $56,000 income tax provision) for 1996 and 1995, respectively, and a loss on disposal of $(1,591,000) (net of $1,200,000 income tax benefit) in 1996 relating to management's decision to discontinue its computer products division.

(8) Reflects an after-tax gain of $272,000 (net of $205,000 income tax provision) associated with the Company's settlement of a civil litigation and an after-tax non-cash expense of $214,000 (net of $161,000 income tax benefit) resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note.

(9) Weighted average common shares outstanding for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 were 19,672,559, 19,742,849, 15,241,458,
    12,338,932 and 8,782,033, respectively, for basic earnings per share and were 19,784,837, 20,105,761, 15,866,866, 12,941,264 and 9,133,158,
    respectively, for diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

OVERVIEW

The following table sets forth for the years ended December 31, 1997, 1996 and 1995 certain items in the Company's Consolidated Statements of Operations expressed as a percentage of net sales. All percentages are based on net sales after excluding sales from discontinued operations.

                                                                                Items as a Percentage
                                                                                     of Net Sales
                                                                           -------------------------------
                                                                                      Years Ended
                                                                                      December 31
                                                                           -------------------------------
                                                                            1997         1996         1995
                                                                            ----         ----         ----
Net Sales............................................................      100.0%       100.0%       100.0%
Gross Profit.........................................................       22.0         22.1         22.1
Selling, General and Administrative Expenses.........................      (18.2)       (21.7)       (18.2)
Restructuring and Other Nonrecurring Expenses........................          -         (2.1)         (.6)
Income (Loss) from Continuing Operations.............................        3.8         (1.7)         3.3
Interest Expense.....................................................       (1.8)        (3.0)        (1.5)
Income (Loss) from Continuing Operations Before Income Taxes.........        2.0         (4.7)         1.7
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Extraordinary Items.................................        1.2         (3.5)         1.0
Discontinued Operations..............................................          -          (.7)           *
Extraordinary Items..................................................          -            *            -
Net Income (Loss)....................................................        1.2         (4.2)         1.1
-------------------
* not meaningful

Comparison of Years Ended December 31, 1997 and 1996
----------------------------------------------------

SALES

For the year ended December 31, 1997, the Company achieved a record sales level at $265.6 million, a $27.8 million or 11.7% increase over net sales of $237.8 million in 1996. This represents the 12th consecutive annual sales record. The increase in net sales was accomplished without acquisitions or new branch openings and reflects higher sales in most territories. Substantially all of the increase is attributable to volume increases and the introduction of new products. The increase in volume more than offset the decline in unit prices on certain products. In addition, the Company continues to benefit from its expanded service capabilities including electronic commerce programs. See "Item
1. Business-Business Strategy."

GROSS PROFIT

Gross profit was $58.5 million in 1997 compared to $52.5 million for 1996, representing an 11.4% increase. The increase in gross profit was primarily due to the growth in sales which more than offset the decrease in gross profit margins as a percentage of net sales. The 1996 figure included a $2.0 million inventory write-off associated primarily with the restructuring of the Company's kitting and turnkey operations. Gross profit margins as a percentage of net sales were 22.0% for 1997 compared to 22.9% for 1996 without giving effect to the inventory write-off. The decrease in gross profit margins reflects a greater number of low margin, large volume transactions during 1997 than in the previous year, as well as continued changes in the Company's product mix. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Management expects downward pressure on gross profit margins to continue in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") was $48.3 million for 1997 down from $51.7 million for 1996. Even with an increase in net sales, SG&A decreased in absolute dollars reflecting the benefits of the expense control programs implemented during the third quarter of 1996 and the restructurings initiated during the second half of 1996.

SG&A as a percentage of net sales improved dramatically to 18.2% for the year ended December 31, 1997, compared to 21.7% for 1996. The improvement in SG&A as a percentage of sales reflects the decrease in SG&A in absolute dollars as well as the increase in sales. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies and greater economies of scale in the future if the Company succeeds in increasing the sales volume.

INCOME (LOSS) FROM CONTINUING OPERATIONS

After achieving a broad geographic coverage and a critical mass through its aggressive growth strategies in previous years, the Company has begun to shift its focus from increasing market share to a combination of continued market share growth with a greater focus on increasing profitability. As a result, income from continuing operations reached a record $10.2 million for 1997, compared to a loss from continuing operations of $(4.1) million for 1996 which included restructuring and nonrecurring expenses aggregating $6.9 million. The significant increase in income from continuing operations was attributable to the increase in net sales, the benefits derived from the Company's restructurings, improved operating efficiencies and economies of scale as well as the decrease in SG&A in both absolute dollars and as a percentage of net sales.

The restructuring and nonrecurring expenses during 1996 included the above mentioned inventory write-offs; an impairment of goodwill in connection with the acquisition of the Added Value Companies; restructuring expenses associated with the kitting and turnkey operations; the termination of certain employment agreements entered into in connection with certain acquisitions; the relocation of the Company's cable assembly division; and the acceleration of an existing accrual schedule associated with certain postretirement benefits for one of the Company's executive officers. See "Comparison of Years Ended December 31, 1996 and 1995" below and Notes 6 and 11 to Notes to Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense decreased significantly to $4.8 million for the year ended December 31, 1997 compared to $7.0 million for 1996. The decrease in interest expense resulted from lower average borrowings during 1997 primarily as a result of an increase in cash provided from operations and a decrease in amortization of deferred financing fees associated with a write-down of $1.7 million of deferred financing fees in 1996. See "Liquidity and Capital Resources" and Note 8 to Notes to Consolidated Financial Statements.

NET INCOME

Net income reached a record of $3.3 million for the year ended December 31, 1997 compared to a net loss of $(9.9) million for 1996. Earnings per share (basic) increased to $.17 in 1997 from a loss of $(.50) per share in 1996. The increase in earnings for 1997 reflects the increase in sales, improved operating efficiencies, the dramatic improvement in SG&A combined with the reduction in interest expense all as previously discussed. Included in 1996 are the restructuring and nonrecurring items described above as well as an after-tax loss from discontinued operations of $1.8 million associated with the discontinuance of the Company's computer products division.

Comparison of Years Ended December 31, 1996 and 1995
----------------------------------------------------

SALES

Net sales for the year ended December 31, 1996, were $244.7 million before excluding sales from discontinued operations. Excluding $6.8 million of sales from discontinued operations, net sales for the year ended December 31, 1996, were $237.8 million, a 34.1% increase over net sales of $177.3 million excluding $3.5 million of sales from discontinued operations in 1995. The increase in sales reflects revenues generated by the Added Value Acquisitions completed on December 29, 1995, the acquisition of Programming Plus Incorporated ("PPI") completed effective as of January 1, 1996, revenues generated by new sales offices and an increase in revenues generated from existing sales offices. Substantially all of the increase in net sales is attributable to volume increases and the introduction of new products as opposed to price increases. In 1996, the Company experienced substantial erosion in unit selling prices on a broad range of products; however, the Company more than compensated for this price erosion with an increase in unit volume. While sales for 1996 were ahead of the prior year, sales for the second half of 1996 were substantially below the Company's expectations due to adverse market conditions and price erosion on a broad range of products. The second, third and fourth quarters of 1996, including discontinued operations, each had a quarterly decline in sales when compared to the prior consecutive quarter. These were the first consecutive quarterly declines for the Company since the fourth quarter of 1991.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A was $51.7 million for 1996 compared to $32.3 million for 1995. The increase was primarily the result of the Added Value Acquisitions as well as the increases in staffing and facilities to prepare for the then anticipated continuation of rapid growth and the enhancement of computer and communications systems.

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

In 1993, 1994 and 1995, respectively, the Company experienced sales growth of 38%, 50% and 79% and ended 1995 with a strong backlog and other indications of continued rapid growth for 1996. In the first quarter of 1996, sales were 76% over the same quarter of 1995 with strong indications of continued growth for the balance of 1996. In order to drive and support the expected future growth as well as to support the operations of the above referenced acquisitions and the new divisions created in connection therewith, the Company expanded its facilities and sales personnel, opened 9 new sales offices during the latter part of 1995 and in 1996, created and staffed northeast and southwest credit departments, increased expenses and investments in connection with its computer and communications systems, and increased staffing in almost all corporate departments.

Furthermore, in an effort to diversify its business and expand its service capabilities and product offerings, the Company, created a cable assembly division in 1994 and in mid 1995, created a computer products division, or CPD, which distributed motherboards and other computer products. During 1996, the Company relocated its west coast programming and distribution center into a significantly larger facility and added additional staff for these operations. Effective as of January 1, 1996, the Company also acquired PPI (see Notes 4 and 5 to Notes to Consolidated Financial Statements) and further increased staffing to support CPD. As a result of all of the foregoing, SG&A for 1996 reflects increased salaries, payroll taxes and employee benefit costs as well as additional operating expenses such as rent and office supplies.

In May 1996, the Company decided to reduce the operation of its cable assembly division and the division was relocated to the Company's Miami distribution facility. During the third quarter of 1996, the Company decided to discontinue the operation of CPD as a result of supply problems and related losses. See Notes 6 and 7 to Notes to Consolidated Financial Statements.

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

Due to the adverse market conditions and the significantly lower than anticipated sales level during the second and third quarters of 1996, the
Company developed and began implementing expense control strategies and restructured and discontinued unprofitable divisions. During the third quarter of 1996, the Company determined that it was not economically feasible to continue its current level of investment in Apex Solutions, especially in light of the adverse market conditions which were present within the industry at that time. As a result, the Company adopted a plan to restructure its kitting and turnkey operations. In connection with this plan, the Company reduced the related workforce and accrued for employee severance and related benefits and wrote down various related assets. This restructuring resulted in a pretax charge of $1.1 million which is reflected as restructuring and other nonrecurring expenses in the accompanying Consolidated Statements of Operations. See Note 6 to Notes to Consolidated Financial Statements. In addition, SG&A for 1996 includes approximately $800,000 of costs primarily associated with operating Apex Solutions during the restructuring phase. Additionally, based on a decision made in the third quarter of 1996, the Company ceased the activities of CPD and this division is reflected in the accompanying Consolidated Financial Statements as discontinued operations. See Note 7 to Notes to Consolidated Financial Statements.

At September 30, 1996, the Company recognized an impairment of goodwill in connection with the Company's acquisitions of the Added Value Companies and PPI. See "Acquisitions". This non-cash charge of approximately $2.4 million, which is primarily related to the Added Value Companies, has no associated tax benefit. A variety of factors contributed to the impairment of the goodwill relating to the Added Value Companies. These factors included a significant reduction in the revenues and operating results generated by the Added Value Companies' customer base acquired by the Company, a restructuring of the Added Value Companies' kitting and turnkey operations due to the Company determining that it was not economically feasible to continue and expand such division as originally planned, as well as the termination of certain principals and senior management of the Added Value Companies who became employees of the Company at the time of the closing of the acquisitions. These factors greatly reduced the estimated future cash flows from the Added Value Companies. In December 1996, as part of a settlement agreement with certain selling stockholders of the Added Value Companies, the Company reacquired and canceled 95,000 shares of the Company's common stock valued at approximately $110,000. In addition, the Company established a receivable in 1996 for $125,000 related to excess distributions made to certain principals of the Added Value Companies in connection with the acquisitions which, together with the benefit associated with the settlement agreement, reduced the impairment of goodwill to $2.2 million. See Notes 4, 5 and 6 to Notes to Consolidated Financial Statements.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income from continuing operations was adversely impacted by the following nonrecurring charges: the above mentioned inventory write-offs, impairment of goodwill and restructuring expenses associated with the kitting and turnkey operations; the termination of certain employment agreements entered into in connection with certain acquisitions; the relocation of the Company's cable assembly division; and the acceleration of an existing accrual schedule associated with certain postretirement benefits for one of the Company's executive officers. See Note 6 to Notes to Consolidated Financial Statements. After giving effect to all of the above mentioned charges, the Company had a loss from continuing operations of $(4.1) million for 1996. This compared to $5.8 million of income from continuing operations for 1995 notwithstanding nonrecurring expenses of $1.1 million relating to front-end incentive employment compensation paid in connection with the Added Value Acquisitions. The decrease in income from continuing operations, without giving effect to these charges, was attributable to the increase in SG&A which more than offset the increase in sales and gross profit dollars which were well below the Company's expectations.

INTEREST EXPENSE

Interest expense increased to $7.0 million for the year ended December 31, 1996, as compared to $2.7 million for 1995. The increase resulted from additional borrowings to fund the Added Value Acquisitions completed in December 1995 as well as additional borrowings required to support the Company's growth.

Borrowings also increased to finance the Company's losses in 1996. As a result of the growth originally anticipated for 1996 as discussed above, the Company refinanced its credit facility in 1996 with the Credit Facility (defined below) which, subject to the terms thereof, could allow for substantial increases in the Company's capital base. Interest expense for 1996 reflects amortization of deferred financing fees of $444,000 in connection with obtaining the Credit Facility. In addition, as a result of a projected decrease in the Company's future utilization of the Credit Facility based on projected cash flows, as well as certain changes to the terms of the initial agreement, $1.7 million of the deferred financing fees was written-off in 1996. See "Liquidity and Capital Resources" and Note 8 to Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

In the third quarter of 1996, management decided to discontinue CPD due to the revenues generated by this division being significantly below the Company's expectations principally as a result of the division's primary supplier discontinuing the production of certain products that were the mainstay of this division. The after-tax loss from discontinued operations of $1.8 million reflected the estimated costs and expenses associated with the discontinuance and the related disposal, including the write-off of certain assets, as well as a provision for operating losses during the phase-out period which continued through March 31, 1997.

NET INCOME (LOSS)

After giving effect to the previously described after-tax write-off of inventory, impairment of goodwill, restructuring and other nonrecurring expenses, write-off of certain deferred financing fees, as well as the loss from discontinued operations of CPD, the Company had a net loss of $(9.9) million, or $(.50) per share (basic), for the year ended December 31, 1996, compared to net income of $1.9 million, or $.12 per share (basic), for 1995. Included in the 1996 operating results is an extraordinary after-tax gain of $272,000 recognized in connection with the Company's settlement of a civil litigation and an extraordinary after-tax expense of $214,000 resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note in connection with the closing of the Credit Facility.

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 1997 was $63.3 million, compared to working capital of $69.8 million at December 31, 1996. The current ratio was 2.58:1 at December 31, 1997, compared to 3.13:1 at December 31, 1996. The decreases in working capital and in the current ratio were due primarily to an increase in accounts payable and a decrease in other current assets. These changes more than offset an increase in inventory. Accounts receivable levels at December 31, 1997 were $32.9 million, compared to $32.7 million at December 31, 1996. The slight increase in accounts receivable at December 31, 1997 reflects an increase in the rate of sales during the fourth quarter of 1997 compared to the last quarter of 1996. The Company also achieved a slight improvement in the average number of days that accounts receivables were outstanding from 54 days as of December 31, 1996 to 53 days as of December 31, 1997. Inventory levels were $67.9 million at December 31, 1997 compared to $64.2 million at December 31, 1996. The increase primarily reflects higher inventory levels needed to support new products. Accounts payable and accrued expenses increased to $39.2 million at December 31, 1997 from $31.8 million at December 31, 1996 primarily as a result of purchases of inventory.

On May 3, 1996 the Company entered into a $100 million line of credit facility with a group of banks (the "Credit Facility") which expires May 3, 2001. The Credit Facility replaced the Company's then existing $45 million line of credit facility which was to expire in May 1997 and bore interest, at the Company's option, either at one-quarter of one percent (.25%) below prime or two percent (2%) above certain LIBOR rates. See Note 8 to Notes to Consolidated Financial Statements. At the time of entering into the Credit Facility, borrowings under the Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%), which interest rate was subsequently slightly increased as described below. Borrowings under the Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the

Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. During 1996, the Company's Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). See
Note 8 to Notes to Consolidated Financial Statements. At December 31, 1997, outstanding borrowings under the Credit Facility aggregated $39.0 million down substantially from $50 million at December 31, 1996.

The Company expects that its cash flows from operations and additional borrowings available under the Credit Facility will be sufficient to meet its current financial requirements over the next twelve months.

Inflation and Currency Fluctuations
-----------------------------------

The Company does not believe that inflation or currency fluctuations significantly impacted its business during 1997; however, inflation, changing interest rates and currency fluctuations have had significant effects on the economy in the past and could adversely impact the Company's results in the future.

Acquisitions
------------

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration was to be released to the PPI selling shareholders annually if certain levels of pre-tax net income were attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. During 1997, the Company and the PPI selling shareholders agreed to cease the operations of PPI. As a result, all of the Additional Consideration held in escrow has been canceled and retired subsequent to the balance sheet date. See Note 4 to Notes to Consolidated Financial Statements.

On December 29, 1995, the Company completed the Added Value Acquisitions. The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the sellers' disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. In connection with the Added Value Acquisitions the Company may be obligated to pay to certain of the selling stockholders of the Added Value Companies up to approximately $266,000 of additional consideration ("Additional Consideration") if the aggregate value of the shares of the Company's common stock issued to certain of the selling stockholders has not, by June 30, 1998, appreciated in the aggregate by $266,000. Prior to the Company entering into a settlement agreement with certain of the selling stockholders in December 1996 and with an additional selling stockholder in January 1997 (collectively the "Settlement Agreements"), the Additional Consideration could have been as much as $1,900,000. See Note 4 to Notes to Consolidated Financial Statements. The Additional Consideration is payable, subject to certain limitations, at the election of the Company, in cash or the Company's common stock, or a combination of cash and the Company's common stock. The Settlement Agreement entered into in December 1996 also provided, among other things, that certain of the selling stockholders reconvey to the Company an aggregate of 95,000 shares of common stock of the Company which were issued as part of the purchase price for the Added Value Companies and that the Company grant to certain selling stockholders stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001. See Note 10 to Notes to Consolidated Financial Statements. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. As a result of a reduction in the estimated future cash flows from the Added Value Companies, the Company recognized an impairment of goodwill of approximately $2,200,000 in 1996. See
Note 5 to Notes to Consolidated Financial Statements. The assets, liabilities and operating results of the acquired companies are included in the Consolidated Financial Statements of the Company from the date of the acquisitions, December 29, 1995.

Year 2000 Issue
---------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to designate the applicable year. Accordingly, computer programs that utilize date sensitive software may recognize a date using "00" or another two-digit date as the year 1900 or a year between 1901 and 1999 (as the case may be) rather than the year 2000 or the applicable year thereafter. This could potentially result in a system failure or miscalculations causing disruptions of operations. The Company has evaluated its internal systems and is in the process of surveying its major vendors. The Company currently believes that its internal systems are in compliance with year 2000 requirements or, to the extent any further required modifications are necessary, will comply with year 2000 requirements without material expenditures of funds or internal resources. Although the Company is in the initial stages of evaluating year 2000 compliance with respect to its vendors, the Company currently believes that Year 2000 issues of its vendors should not have a material adverse effect on the Company's business, operations or financial condition. Nevertheless, to the extent the Company's vendors experience Year 2000 difficulties, the Company may face delays in obtaining or even be unable to obtain certain products and services and therefore may be unable to make shipments to customers. Accordingly, at this time, no assurance can be given that once the Company's review of the Year 2000 issues is complete, the Company will not determine that Year 2000 issues may have a significant effect on the Company's business or operations.

Forward-Looking Statements
--------------------------

This Form 10-K  contains  forward-looking  statements  (within  the  meaning  of
Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-K, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, availability of products from and the establishment and maintenance of relationships with suppliers, price competition for products sold by the Company, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K

(a)  List of documents filed as part of this report                         Page
     ----------------------------------------------                         ----

     1. Financial Statements
        --------------------
        Management's Responsibility for Financial Reporting................  F-1
        Independent Auditors' Report.......................................  F-1
        Consolidated Balance Sheets........................................  F-2
        Consolidated Statements of Operations..............................  F-3
        Consolidated Statements of Changes in Shareholders' Equity.........  F-4
        Consolidated Statements of Cash Flows..............................  F-5
        Notes to Consolidated Financial Statements.........................  F-6

     2. Financial Statement Schedules
        -----------------------------
        None

     3. Exhibits
        --------
        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995).
        3.2    By-Laws,  as amended July 29, 1994  (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).

        4.2 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co. ("American Stock Transfer"), as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the
               Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.3 Warrant Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.4 Placement Agent's Warrant Agreement, dated as of June 8, 1994, between the Company and RAS Securities Corp. (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.5 Underwriter's Warrant Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
        9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
       10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.3 Promissory Notes, all dated May 1, 1994 payable to the Company's landlord in the amounts of $865,000, $150,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.4 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.5 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
       10.6 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
       10.7    Deferred  Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
       10.8 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
       10.9 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's  Form 10-K for the year ended  December 31,
               1996).**
       10.10 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
       10.11 Form of Warrant Extension Agreement relating to the Warrant issued to The Equity Group, Inc. (assigned to Robert D. Goldstein) (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2, File No. 33-47512).

       10.12 Asset Purchase Agreement dated March 30, 1993 by and between All American Semiconductor of Rockville, Inc. and All American Transistor Corporation of D.C. (incorporated by reference to
               Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).
       10.13 Asset Purchase Agreement dated January 5, 1994 by and between All American Semiconductor of Chicago, Inc. and Components Incorporated; and as an exhibit thereto the employment agreement with Robert Ryan (incorporated by reference to exhibits to the Company's current report on Form 8-K dated January 19, 1994).
       10.14 Asset Purchase Agreement dated as of July 1, 1994 by and between the Company and GCI Corp.; Letter Agreement dated July 1, 1994 among the Company, GCI Corp., Robert Andreini, Joseph Cardarelli and Joseph Nelson; Guaranty dated July 1, 1994 and Amendment Letter to Asset Purchase Agreement and Letter Agreement dated July 15, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
       10.15 Merger Purchase Agreement (the "Purchase Agreement") dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.16 Stock Purchase Agreement (without schedules) dated as of January 1, 1996 among the Company, as purchaser, and Steven E. Culligan, Alan G. Bowen and Robert Harrington, as sellers (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996).
       10.17 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower, together with six (6) Revolving Credit Notes, all dated May 10, 1996, aggregating $100,000,000 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
       10.18 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
       10.19 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
       10.20 Consulting Contract dated July 1, 1995 by and between All American Semiconductor, Inc. and The Equity Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995).
       10.21 Form of Consulting Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit
               10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.22 Warrant Certificates Nos. 93-1 and 93-2 dated as of May 13, 1993, issued to The Equity Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1994).
       10.23 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
       10.24 Employment Agreement dated as of May 24, 1995, between the Company and Howard L. Flanders (incorporated by reference to
               Exhibit 10.25 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**
       10.25 Employment Agreement dated as of May 24, 1995, between the Company and Rick Gordon (incorporated by reference to Exhibit
               10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).**

       10.26 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996).
       10.27 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).
       10.28   Form of Salary  Continuation  Plan  (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.29 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
       11.1    Statement Re: Computation of Per Share Earnings.*
       21.1    List of subsidiaries of the Registrant.*
       23.1 Consent of Lazar, Levine & Felix LLP, independent certified public accountants.*
       27.1    Financial Data Schedule.*
------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K
     -------------------
     No reports were filed during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By:      /s/ PAUL GOLDBERG
         -----------------
             Paul Goldberg, Chairman of the Board

Dated:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.


/s/ PAUL GOLDBERG                          Chairman of the Board, Director
------------------------------
    Paul Goldberg

/s/ BRUCE M. GOLDBERG                      President and Chief Executive Officer, Director
------------------------------             (Principal Executive Officer)
    Bruce M. Goldberg

/s/ HOWARD L. FLANDERS                     Executive Vice President and Chief Financial Officer,
------------------------------             Director
    Howard L. Flanders                     (Principal Financial and Accounting Officer)

/s/ RICK GORDON                            Senior Vice President of Sales, Director
------------------------------
    Rick Gordon

/s/ SHELDON LIEBERBAUM                     Director
------------------------------
    Sheldon Lieberbaum

/s/ S. CYE MANDEL                          Director
------------------------------
    S. Cye Mandel

/s/ DANIEL M. ROBBIN                       Director
------------------------------
    Daniel M. Robbin

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Company's management is responsible for the preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Form 10-K. In preparing the Consolidated Financial Statements, management makes informed judgements and estimates of the expected effects of events and transactions that are currently being reported.

Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal controls process is continuously monitored by direct management review.

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfils its responsibility with respect to the Company's Consolidated Financial Statements and the system of internal auditing controls.

The Audit Committee, comprised solely of directors who are not officers or employees of the Company, meets annually with representatives of management and the Company's independent accountants to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent accountants have full and free access to the Audit Committee.

/s/ BRUCE M. GOLDBERG                       /s/ HOWARD L. FLANDERS
------------------------------              -----------------------------------
    Bruce M. Goldberg                           Howard L. Flanders
    President,                                  Executive Vice President,
    Chief Executive Officer                     Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ LAZAR, LEVINE & FELIX LLP
-------------------------------------
    LAZAR, LEVINE & FELIX LLP
    New York, New York
    February 27, 1998

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                   1997                  1996
-------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash.................................................................       $        444,000      $       525,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,166,000 and $1,200,000..............................             32,897,000           32,711,000
  Inventories..........................................................             67,909,000           64,212,000
  Other current assets.................................................              2,074,000            5,113,000
                                                                              ----------------      ---------------
    Total current assets...............................................            103,324,000          102,561,000
Property, plant and equipment - net....................................              4,779,000            5,454,000
Deposits and other assets..............................................              3,157,000            3,832,000
Excess of cost over fair value of net assets acquired - net............              1,026,000            1,074,000
                                                                              ----------------      ---------------
                                                                              $    112,286,000      $   112,921,000
                                                                              ================      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt....................................       $        304,000      $       434,000
  Accounts payable and accrued expenses................................             39,154,000           31,808,000
  Income taxes payable.................................................                389,000                    -
  Other current liabilities............................................                169,000              496,000
                                                                              ----------------      ---------------
    Total current liabilities..........................................             40,016,000           32,738,000
Long-term debt:
  Notes payable........................................................             39,084,000           50,012,000
  Subordinated debt....................................................              6,293,000            6,539,000
  Other long-term debt.................................................              1,219,000            1,236,000
                                                                              ----------------      ---------------
                                                                                    86,612,000           90,525,000
                                                                              ----------------      ---------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued............................................                      -                    -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    20,353,894 and 20,323,894 shares issued, 19,863,895 and
    19,833,895 shares outstanding......................................                199,000              198,000
  Capital in excess of par value.......................................             25,588,000           25,561,000
  Retained earnings (deficit)..........................................                338,000           (2,912,000)
  Treasury stock, at cost, 180,295 shares..............................               (451,000)            (451,000)
                                                                              ----------------      ---------------
                                                                                    25,674,000           22,396,000
                                                                              ----------------      ---------------
                                                                              $    112,286,000      $   112,921,000
                                                                              ================      ===============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                            1997                  1996                  1995
-------------------------------------------------------------------------------------------------------------------

NET SALES........................................       $   265,640,000       $   237,846,000       $   177,335,000
Cost of sales....................................          (207,173,000)         (185,367,000)         (138,089,000)
                                                        ---------------       ---------------       ---------------
Gross profit.....................................            58,467,000            52,479,000            39,246,000
Selling, general and
  administrative expenses........................           (48,257,000)          (51,675,000)          (32,321,000)
Impairment of goodwill...........................                     -            (2,193,000)                    -
Restructuring and other nonrecurring
  expenses.......................................                     -            (2,749,000)           (1,098,000)
                                                        ---------------       ---------------       ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.....................................            10,210,000            (4,138,000)            5,827,000
Interest expense.................................            (4,797,000)           (7,025,000)           (2,739,000)
                                                        ---------------       ---------------       ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES.................             5,413,000           (11,163,000)            3,088,000
Income tax (provision) benefit...................            (2,163,000)            2,942,000            (1,281,000)
                                                        ---------------       ---------------       ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY
  ITEMS..........................................             3,250,000            (8,221,000)            1,807,000
Discontinued operations:
Gain (loss) from operations
  (net of $125,000 and $(56,000) income
  tax benefit (provision)).......................                     -              (166,000)               79,000
Loss on disposal (net of $1,200,000
  income tax benefit)............................                     -            (1,591,000)                    -
                                                        ---------------       ---------------       ---------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS............................             3,250,000            (9,978,000)            1,886,000
Extraordinary items:
Gain from settlement of litigation (net of
  $205,000 income tax provision).................                     -               272,000                     -
Loss on early retirement of debt (net of
  $161,000 income tax benefit)...................                     -              (214,000)                    -
                                                        ---------------       ---------------       ---------------
NET INCOME (LOSS)................................       $     3,250,000       $    (9,920,000)      $     1,886,000
                                                        ===============       ===============       ===============

EARNINGS (LOSS) PER SHARE:
Basic:
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS...................................                 $ .17                 $(.41)                $ .11
  Discontinued operations........................                     -                  (.09)                  .01
  Extraordinary items............................                     -                     -                     -
                                                                  -----                 -----                 -----
  NET INCOME (LOSS)..............................                 $ .17                 $(.50)                $ .12
                                                                  =====                 =====                 =====
Diluted:
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS...................................                 $ .16                 $(.40)                $ .11
  Discontinued operations........................                     -                  (.09)                  .01
  Extraordinary items............................                     -                     -                     -
                                                                  -----                 -----                 -----
  NET INCOME (LOSS)..............................                 $ .16                 $(.49)                $ .12
                                                                  =====                 =====                 =====

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                               CAPITAL IN      RETAINED                       TOTAL
                                                     COMMON     EXCESS OF      EARNINGS      TREASURY  SHAREHOLDERS'
                                       SHARES         STOCK     PAR VALUE      (DEFICIT)        STOCK        EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994......   12,416,791  $    124,000  $ 11,764,000  $  5,122,000  $    (60,000) $ 16,950,000

Sale of equity securities.......    5,232,500        53,000     8,447,000             -             -     8,500,000

Issuance of equity securities...    2,174,104        22,000     5,262,000             -      (391,000)    4,893,000

Exercise of stock options and
  warrants......................       40,500             -        38,000             -             -        38,000

Net income......................            -             -             -     1,886,000             -     1,886,000
                                 ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1995......   19,863,895       199,000    25,511,000     7,008,000      (451,000)   32,267,000

Exercise of stock options.......        5,000             -         9,000             -             -         9,000

Issuance of equity securities...       60,000             -       150,000             -             -       150,000

Reacquisition and cancellation
  of equity securities..........      (95,000)       (1,000)     (109,000)            -             -      (110,000)

Net loss........................            -             -             -    (9,920,000)            -    (9,920,000)
                                 ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1996......   19,833,895       198,000    25,561,000    (2,912,000)     (451,000)   22,396,000

EXERCISE OF STOCK OPTIONS.......       30,000         1,000        27,000             -             -        28,000

NET INCOME......................            -             -             -     3,250,000             -     3,250,000
                                 ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 1997......   19,863,895  $    199,000  $ 25,588,000  $    338,000  $   (451,000) $ 25,674,000
                                 ============  ============  ============  ============  ============  ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                        1997            1996            1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................    $  3,250,000    $ (9,920,000)   $  1,886,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization..................................       1,440,000       2,757,000       1,038,000
    Non-cash interest expense......................................         254,000       2,273,000         148,000
    Nonrecurring expenses..........................................               -       4,428,000               -
    Changes in assets and liabilities of continuing operations:
      Decrease (increase) in accounts receivable...................        (972,000)      1,569,000     (12,324,000)
      Decrease (increase) in inventories...........................      (3,697,000)      1,206,000     (24,495,000)
      Decrease (increase) in other current assets..................       3,039,000      (2,014,000)       (248,000)
      Increase (decrease) in accounts payable and
        accrued expenses...........................................       7,356,000     (14,032,000)     24,972,000
      Increase (decrease) in other current liabilities.............          62,000        (669,000)        809,000
    Decrease (increase) in net assets of discontinued operations...         830,000       1,796,000         (72,000)
                                                                       ------------    ------------    ------------
        Net cash provided by (used for) operating activities.......      11,562,000     (12,606,000)     (8,286,000)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment............................        (298,000)     (2,293,000)     (1,428,000)
  Increase in other assets.........................................         (83,000)     (4,438,000)     (1,540,000)
  Purchases of net assets of acquired companies....................               -               -      (2,860,000)
  Net investing activities of discontinued operations..............               -         (39,000)         (7,000)
                                                                       ------------    ------------    ------------
        Net cash used for investing activities.....................        (381,000)     (6,770,000)     (5,835,000)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit agreements......     (11,000,000)     20,290,000       5,910,000
  Increase in notes payable........................................               -      15,161,000         134,000
  Repayments of notes payable......................................        (290,000)    (15,835,000)       (385,000)
  Net proceeds from issuance of equity securities..................          28,000           9,000       8,538,000
                                                                       ------------    ------------    ------------
        Net cash provided by (used for) financing activities.......     (11,262,000)     19,625,000      14,197,000
                                                                       ------------    ------------    ------------
  Increase (decrease) in cash......................................         (81,000)        249,000          76,000
  Cash, beginning of year..........................................         525,000         276,000         200,000
                                                                       ------------    ------------    ------------
  Cash, end of year................................................    $    444,000    $    525,000    $    276,000
                                                                       ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid....................................................    $  4,906,000    $  3,839,000    $  2,581,000
                                                                       ============    ============    ============
  Income taxes paid (refunded) - net...............................    $   (989,000)   $  1,108,000    $    898,000
                                                                       ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1997 a capital lease in the amount of $634,000 for computer equipment, which first took effect in 1994, was renewed for an additional three years.

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"). The consideration paid by the Company for such capital stock consisted of 549,999 shares of common stock of the Company valued at $1,375,000 (or $2.50 per share); however, only 60,000 shares of common stock (valued at $150,000) were released to the PPI selling shareholders at closing. The balance, which was retained in escrow subject to certain conditions subsequent, has been canceled and retired. During 1995, the Company purchased all the capital stock of Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. The Company paid approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000.

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a national distributor of electronic components manufactured by others. The Company primarily distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. The Company also designs and has manufactured certain board level products including memory modules and flat panel display driver boards, both of which are sold to OEMs.

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

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 1997 and 1996 Consolidated Balance Sheets approximate carrying value at these dates.

Inventories
-----------

Inventories are stated at the lower of cost (determined on an average cost basis) or market.

Fixed Assets
------------

Fixed assets are reflected at cost. Depreciation of office furniture and equipment and computer equipment is provided on straight-line and accelerated methods over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided using the straight-line method over the term of the related lease or the life of the respective asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill)
----------------------------------------------------------------

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

Earnings Per Share
------------------

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the statement of operations. Prior period earnings per share data has been restated in accordance with SFAS
128. Earnings per common share is computed by dividing net income by the weighted average, during each period, of the number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

The following average shares were used for the computation of basic and diluted earnings per share:

Years Ended December 31                   1997              1996            1995
--------------------------------------------------------------------------------

Basic............................   19,672,559        19,742,849      15,241,458
Diluted..........................   19,784,837        20,105,761      15,866,866

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

Comprehensive Income
--------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which prescribes standards for reporting comprehensive income and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 for the year ending December 31, 1998.

NOTE 2 - PUBLIC OFFERING

In June 1995, the Company completed a public offering of 4,550,000 shares (exclusive of the over-allotment option) of its common stock at $1.875 per share. In July 1995, the Company issued an additional 682,500 shares of its common stock as a result of the exercise of an over-allotment option. The aggregate net proceeds from this offering, after deducting all associated costs, aggregated approximately $8,500,000.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

DECEMBER 31                                               1997                 1996
-----------------------------------------------------------------------------------

Office furniture and equipment..............  $      4,074,000      $     4,018,000
Computer equipment..........................         3,554,000            3,403,000
Leasehold improvements......................         1,800,000            1,719,000
                                              ----------------      ---------------
                                                     9,428,000            9,140,000
Accumulated depreciation and amortization...        (4,649,000)          (3,686,000)
                                              ----------------      ---------------
                                              $      4,779,000      $     5,454,000
                                              ================      ===============

NOTE 4 - ACQUISITIONS

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"), which provided programming and tape and reel services with respect to electronic components. The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration was to be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income were attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. During 1997, the Company and the PPI selling shareholders agreed to cease the operations of PPI. As a result, all of the Additional Consideration held in escrow has been canceled and retired subsequent to the balance sheet date.

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain," and together with Added Value, collectively the "Added Value Companies"). The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the sellers' disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. The Company may be obligated to pay to certain of the selling stockholders of the Added Value Companies up to approximately $266,000 of additional consideration ("Additional Consideration") if the aggregate value of the shares of the Company's common stock issued to certain of the selling stockholders has not, by June 30, 1998, appreciated in the aggregate by $266,000. Prior to the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Company  entering  into a  settlement  agreement  with  certain  of the  selling stockholders in December 1996 and with an additional selling stockholder in January 1997 (collectively the "Settlement Agreements") the Additional Consideration could have been as much as $1,900,000. See Note 5 to Notes to Consolidated Financial Statements. The Additional Consideration is payable, subject to certain limitations, at the election of the Company, in cash or the Company's common stock, or a combination of cash and the Company's common stock. The Settlement Agreement entered into in December 1996 also provided, among other things, that certain of the selling stockholders reconvey to the Company an aggregate of 95,000 shares of common stock of the Company which were issued as part of the purchase price for the Added Value Companies and that the Company grant to certain selling stockholders stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001. See Note 5 to Notes to Consolidated Financial Statements. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. As a result of a reduction in the estimated future cash flows from the Added Value Companies, the Company recognized an impairment of goodwill of approximately $2,200,000 in 1996. See
Note 5 to Notes to Consolidated Financial Statements. The assets, liabilities and operating results of the acquired companies are included in the Consolidated Financial Statements of the Company from the date of the acquisitions, December 29, 1995.

In connection with the acquisition of substantially all of the assets of GCI Corp., a Philadelphia-area distributor of electronic components, the seller was able to earn up to an additional $760,000 of contingent purchase price over the three-year period ending December 31, 1997 if certain gross profit targets were met. The gross profit targets were not met and, therefore, no additional purchase price was earned.

The following unaudited pro forma consolidated income statement data presents the Consolidated Results of Operations of the Company as if the acquisitions of PPI and the Added Value Companies had occurred at the beginning of the year presented:

YEAR ENDED DECEMBER 31                                                      1995
--------------------------------------------------------------------------------

Net sales........................................................   $217,247,000
Net income.......................................................      2,822,000
Basic and diluted earnings per share.............................           $.16

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

NOTE 5 - IMPAIRMENT OF GOODWILL

In connection with the Company's acquisitions of the Added Value Companies and PPI, at September 30, 1996, the Company recognized an impairment of goodwill. This non-cash charge was primarily related to the Added Value Companies and had no associated tax benefit. A variety of factors contributed to the impairment of the goodwill relating to the Added Value Companies. These factors included a significant reduction in the revenues and operating results generated by the Added Value Companies' customer base acquired by the Company, a restructuring of the Added Value Companies' kitting and turnkey operations due to the Company determining that it was not economically feasible to continue and expand such division as originally planned, as well as the termination of certain principals and senior management of the Added Value Companies who became employees of the Company at the time of the closing of the acquisitions. See Note 6 to Notes to Consolidated Financial Statements. These factors greatly reduced the estimated future cash flows from the Added Value Companies. In determining the amount of the impairment charge, the Company developed its best estimate of projected operating cash flows over the remaining period of expected benefit. Projected future cash flows were discounted and compared to the carrying value of the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

related goodwill and as a result a write-down of approximately $2,400,000 with respect to the Added Value Companies was recorded in 1996.

In December  1996 and January 1997, as part of the  Settlement  Agreements  (see
Note 4 to Notes to Consolidated Financial Statements), the Company reacquired and canceled 95,000 shares of the Company's common stock valued at approximately $110,000, which, together with certain excess distributions made to certain principals of the Added Value Companies in connection with the acquisitions, reduced the impairment of goodwill to $2,193,000.

NOTE 6 - RESTRUCTURING AND OTHER NONRECURRING EXPENSES

During 1996, the Company recorded a pretax charge of $1,092,000 associated primarily with the restructuring of its kitting and turnkey operations. The kitting department was created toward the end of 1994 and, at the time of the December 1995 Added Value Acquisitions, the Company intended to utilize the extensive kitting capabilities acquired and expand such service nationwide. In addition, the acquisitions provided the Company with capabilities in turnkey manufacturing services. After evaluating, with the assistance of consultants, the Company's cost structure and service capabilities, the Company's management determined that it was not economically feasible to continue its current level of investment in such services, especially in light of the adverse market conditions within the industry at that time. As a result, the Company adopted a plan to restructure its kitting and turnkey operations. In connection with this plan, the Company reduced the related workforce and accrued for employee severance and related benefits and wrote down various related assets. The portion of the restructuring charge which represented severance and related benefits aggregated approximately $625,000. The workforce reductions primarily affected approximately 90 employees of the Company's sales, management and operations departments. As of December 31, 1996, approximately $194,000 of termination benefits were applied to the restructuring accrual and by March 31, 1997 the balance of the accrued liability was paid.

In  addition,  during  1996,  the  Company  wrote-off  $2,000,000  of  inventory associated primarily with the restructuring of the kitting and turnkey operations which is reflected in cost of sales in the accompanying Consolidated Statements of Operations for the year ended December 31, 1996.

During 1996, the Company terminated certain employment agreements which were entered into in connection with certain acquisitions. As a result, the Company accrued $587,000 of nonrecurring expenses in 1996, representing the aggregate of the payments which were made under such agreements in 1997.

In May 1996,  the  Company  decided  to close its cable  assembly  division  and relocate  certain  of  such  operations  to  its  Miami  distribution  facility.
Accordingly,  the  Company  accrued  $445,000 of  nonrecurring  expenses in 1996 relating to such decision, including the write-down of certain cable assembly-specific inventory, operating costs through the date of relocation and severance pay.

In December 1996, an employment agreement with an executive officer was amended whereby the permitted retirement date was accelerated to December 31, 1996. As a result, the Company accelerated an existing postretirement benefit accrual schedule and recorded an additional non-cash charge of $625,000. Of the initial restructuring accrual which aggregated $2,749,000 at December 31, 1996, $625,000 relating to the forgoing postretirement benefits remained at December 31, 1997. See Note 11 to Notes to Consolidated Financial Statements.

In 1995 in connection with the Added Value Acquisitions, the Company paid an aggregate of $1,098,000 in cash to certain key employees of the Added Value Companies as front-end incentive employment compensation.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7 - DISCONTINUED OPERATIONS

In June 1995, the Company established a computer products division ("CPD") which operated under the name Access Micro Products. This division sold microprocessors, motherboards, computer upgrade kits, keyboards and disk drives primarily to value added resellers, retailers and distributors of computer products. During the first quarter of 1996 this division was profitable and growing. As a result of this growth and at the request of the division's primary supplier, the Company expanded its staffing and infrastructure to support the expected continued growth. During the second quarter of 1996, the Company was notified by the division's primary supplier that it had discontinued the production of certain products that were the mainstay of the Company's computer products division. Although the Company obtained additional product offerings, revenues of Access Micro Products were severely impacted without these mainstay products and, as a result, management decided to discontinue CPD. The Company finalized its plan of disposal during the third quarter of 1996. Accordingly, this division was accounted for as discontinued operations and the results of operations for 1996 and 1995 are segregated in the accompanying Consolidated
Statements of Operations. Net sales, cost of sales, operating expenses and income taxes for the prior periods have been reclassified for amounts associated with the discontinued division. The loss on disposal of $2,791,000, on a pretax basis, included the estimated costs and expenses associated with the disposal of $2,326,000 as well as a provision of $465,000 for operating losses during the phase-out period, which continued through March 31, 1997.

Sales from this division were $6,822,000 and $3,459,000 for 1996 and 1995, respectively. The net assets of discontinued operations, after reflecting certain non-cash write-offs of inventory and receivables, included in the accompanying Consolidated Balance Sheet at December 31, 1996, are summarized as follows:

         Current assets..............................        $   788,000
         Property, plant and equipment - net.........             42,000
                                                             -----------
         Net assets..................................        $   830,000
                                                             ===========

NOTE 8 - LONG-TERM DEBT

Line of Credit
--------------

In May 1996, the Company entered into a new $100 million line of credit facility with a group of banks (the "Credit Facility") which expires May 3, 2001. At the time of entering into such facility, borrowings under the Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Outstanding borrowings under the Credit Facility, which are secured by all of the Company's assets including accounts receivable, inventories and equipment, amounted to $39,000,000 at December 31, 1997 compared to $50,000,000 at December 31, 1996.
The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). Under the Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. In connection with obtaining the Credit Facility the Company paid financing fees which aggregated $3,326,000. During 1996, the Company's Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). As a result of a projected decrease in the Company's future anticipated utilization of the Credit Facility based on projected cash flows as well as certain changes to the terms of the initial agreement, $1,704,000 of the deferred financing fees was written off to interest expense in 1996, since it was deemed to have no future economic benefit.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

In connection with the Credit Facility, in May 1996, the Company repaid all outstanding borrowings under the Company's previous $45 million line of credit facility which was to expire in May 1997 and bore interest, at the Company's option, either at one-quarter of one percent (.25%) below prime or two percent (2%) above certain LIBOR rates and repaid the Company's $15 million senior subordinated promissory note (the "Subordinated Note"). The Subordinated Note had been issued in March 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company recognized an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000, in 1996.

Subordinated Debt
-----------------

In September 1994, in connection with the acquisition of GCI Corp., the Company issued a promissory note to the seller bearing interest at 7% per annum in the approximate amount of $306,000 due in 1999. The promissory note, which is subordinate to the Company's line of credit, is payable interest only on a quarterly basis for the first two years with the principal amount, together with accrued interest thereon, payable in equal quarterly installments over the next three years. One-half of the then outstanding principal balance of the promissory note was required to be paid if certain Net Earnings (as defined) were attained for 1995 or 1996. For 1995 and 1996, the level of Net Earnings (as defined) was not met. In addition, in connection with bonuses earned pursuant to employment agreements, the Company executed two promissory notes in 1996 to two of the former principal stockholders of GCI Corp., each in the approximate amount of $10,100. These notes, which are subordinate to the Company's institutional lenders, mature in 2001 and bear interest at 7% per annum, payable quarterly. During 1997, the Company executed an additional promissory note in the approximate amount of $13,600 to a former principal stockholder of GCI Corp. This note for bonus earned pursuant to an employment agreement, is subordinate to the Company's institutional lenders, matures in 2002 and bears interest at 7% per annum, payable quarterly. Furthermore, the Company executed a promissory note in the approximate amount of $37,300 payable to GCI Corp. in connection with the earn-out provision contained in the asset purchase agreement. This note bears interest at 7% per annum, payable quarterly. The note, which is subordinate to the Company's institutional lenders, matures in 2001.

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 7,500 common stock purchase warrants exercisable at $3.15 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 386,250 warrants. See Note 10 to Notes to Consolidated Financial Statements. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Credit Facility and notes issued to the Company's landlord. The 386,250 warrants were valued at $.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 1997, 1996 and 1995.

In May 1994, the Company executed a promissory note in the amount of $865,000 in favor of the Company's landlord to finance substantially all of the tenant improvements necessary for the Company's Miami facility. This $865,000 note requires no payments in the first year (interest accrues and is added to the principal balance), is payable interest only in the second year and has a repayment schedule with varying monthly payments over the remaining 18 years. At the same time, the Company entered into another promissory note with the Company's landlord for $150,000 to finance certain personal property for the facility. This $150,000 note is payable interest only for six months and thereafter in 60 equal self-amortizing monthly payments of principal and interest. These notes, which are subordinate to the Credit Facility, bear interest at 8% per annum and are payable monthly. Certain additional improvements to the Company's Miami

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is subordinate to the Credit Facility, accrues interest at a fixed rate of 8% per annum. In October 1996, the Company executed a promissory note in the amount of $161,500 with the Company's landlord to finance certain additional improvements to the Company's Miami corporate facility. This note, which is subordinate to the Credit Facility, is payable monthly with interest at 8.5% per annum and matures in October 2011.

Long-term debt of the Company as of December 31, 1997, other than the Credit Facility, matures as follows:

1998..........................................................  $       272,000
1999..........................................................          235,000
2000..........................................................           90,000
2001..........................................................           71,000
2002..........................................................           60,000
Thereafter....................................................        7,066,000
                                                                ---------------
                                                                $     7,794,000
                                                                ===============

Obligations under Capital Leases
--------------------------------

During 1997 the Company renewed a capital lease for computer equipment which will expire in 2000. The assets, aggregating $634,000, and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 1997, accumulated depreciation of these assets aggregated approximately $317,000. Depreciation of assets under this capital lease is included in depreciation expense.

Minimum future lease payments under this capital lease as of December 31, 1997 and for each of the remaining years and in the aggregate are approximately as follows:

1998.........................................................   $        51,000
1999.........................................................            51,000
2000.........................................................            38,000
                                                                ---------------
Total minimum lease payments.................................           140,000
Less amount representing interest............................           (34,000)
                                                                ---------------
Total obligations under capital leases.......................           106,000
Current portion..............................................           (32,000)
                                                                ---------------
                                                                $        74,000
                                                                ===============

The interest rate on this capital lease is 8.50% per annum and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

====================================================================================================================

NOTE 9 - INCOME TAXES

The tax effects of the  temporary  differences  that give rise to the  deferred  tax assets and  liabilities  as of
December 31, 1997 and 1996 are as follows:

Deferred tax assets:                                                                          1997             1996
                                                                                    --------------   --------------
  Accounts receivable......................................................         $      433,000   $      448,000
  Inventory................................................................                334,000          297,000
  Accrued expenses.........................................................                761,000                -
  Postretirement benefits..................................................                481,000          482,000
  Reserves for restructuring and discontinued operations...................                      -          866,000
  Other....................................................................                671,000          734,000
                                                                                    --------------   --------------
                                                                                         2,680,000        2,827,000
Deferred tax liabilities:
  Fixed assets.............................................................                319,000          345,000
                                                                                    --------------   --------------
Net deferred tax asset.....................................................         $    2,361,000   $    2,482,000
                                                                                    ==============   ==============

The components of income tax expense (benefit) are as follows:

Years Ended December 31                                                     1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
Current
-------
Federal.......................................................    $    1,836,000    $   (2,018,000)  $    1,450,000
State.........................................................           207,000          (262,000)         225,000
                                                                  --------------    --------------   --------------
                                                                       2,043,000        (2,280,000)       1,675,000
                                                                  --------------    --------------   --------------
Deferred
--------
Federal.......................................................           105,000        (1,657,000)        (292,000)
State.........................................................            15,000          (286,000)         (46,000)
                                                                  --------------    --------------   --------------
                                                                         120,000        (1,943,000)        (338,000)
                                                                  --------------    --------------   --------------
                                                                  $    2,163,000    $   (4,223,000)  $    1,337,000
                                                                  ==============    ==============   ==============

The provision for income tax expense (benefit) included in the Consolidated Financial Statements is as follows:

Years Ended December 31                                                     1997              1996             1995
-------------------------------------------------------------------------------------------------------------------

Continuing operations.........................................    $    2,163,000    $   (2,942,000)  $    1,281,000
Discontinued operations.......................................                 -        (1,325,000)          56,000
Extraordinary items...........................................                 -            44,000                -
                                                                  --------------    --------------   --------------
                                                                  $    2,163,000    $   (4,223,000)  $    1,337,000
                                                                  ==============    ==============   ==============

A reconciliation  of the difference  between the expected income tax rate using the statutory  federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                                     1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate........................              34.0%           (34.0)%            34.0%
State income tax, net of federal income tax benefit...........               2.7             (2.6)              3.7
Goodwill amortization.........................................                .9             16.6               -
Other - including non-deductible items........................               2.4             (9.9)              3.8
                                                                          ------           ------            ------
Effective tax rate............................................              40.0%           (29.9)%            41.5%
                                                                          ======           ======            ======

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS

Effective January 1996, in connection with the acquisition of PPI, the Company issued an aggregate of 549,999 shares of its common stock, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The remaining 489,999 shares of common stock were retained in escrow by the Company, as escrow agent, and were to be released to the PPI selling shareholders annually if and based upon certain levels of pre-tax net income being attained by PPI for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. During 1997, the Company and the PPI selling shareholders agreed to cease the operations of PPI. As a result, all of the Additional Consideration held in escrow has been canceled and retired subsequent to the balance sheet date.

In December 1995, in connection with the acquisition of the Added Value Companies, the Company issued an aggregate of 2,174,104 shares of common stock. As a result of Added Value previously owning approximately 37% of Rocky Mountain, 160,703 shares, valued at approximately $391,000, issued as part of the Rocky Mountain merger were acquired by the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 50,000 stock options (20,000 stock options of which have since been canceled) to acquire the Company's common stock at an exercise price of $2.313 per share exercisable, subject to a six-year vesting period, through December 29, 2002. In connection with the Company entering into a settlement agreement with certain of the selling stockholders in December 1996, an aggregate of 95,000 shares of the Company's common stock was canceled and the Company granted to certain selling shareholders (who are employees of the Company) stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001.

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

In connection with the public offering in 1995 (see Note 2 to Notes to Consolidated Financial Statements), the Company issued to the underwriter common stock purchase warrants covering an aggregate of 523,250 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants are exercisable at a price of $2.625 per share for a period of four years commencing one year from June 8, 1995. At December 31, 1997, these warrants had not been exercised.

In June 1994, the Company issued an aggregate of 386,250 common stock purchase warrants in connection with a private placement of subordinated debentures (see
Note 8 to Notes to Consolidated Financial Statements). The warrants are exercisable at any time between December 14, 1994 and June 13, 1999 at an exercise price of $3.15 per share. In connection with this private placement, the placement agent received warrants to purchase 38,625 shares of the Company's common stock. The placement agent's

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

warrants are exercisable for a four-year period commencing June 14, 1995 at an exercise price of $3.78 per share. At December 31, 1997, these warrants had not been exercised.

In May 1993, in connection with a consulting agreement, the Company issued warrants to acquire 90,000 shares of its common stock at $1.35 per share. At December 31, 1997, these warrants had not been exercised. In addition, a warrant to acquire 90,000 shares of the Company's common stock at $1.60 per share expired in June 1997.

The Company has reserved 3,250,000 shares of common stock for issuance under the Option Plan. A summary of options granted and related information for the years ended December 31, 1995, 1996 and 1997 under the Option Plan follows:

                                                               Weighted Average
                                                  Options        Exercise Price
                                             ------------       ---------------
Outstanding, December 31, 1995                  2,210,063            $  1.65

Weighted average fair value of options
   granted during the year                                               .45

   Granted                                        276,500               2.16
   Exercised                                       (5,000)              1.84
   Canceled                                      (106,750)              2.20
                                             ------------

Outstanding, December 31, 1996                  2,374,813               1.77

Weighted average fair value of options
   granted during the year                                               .24

   Granted                                      1,551,000               1.15
   Exercised                                      (30,000)               .94
   Canceled                                    (1,167,500)              1.68
                                             ------------

Outstanding, December 31, 1997                  2,728,313               1.46
                                             ============

Weighted average fair value of options
   granted during the year                                               .42

Options exercisable:
   December 31, 1995                              689,640               1.33
   December 31, 1996                              860,495               1.43
   December 31, 1997                              468,124               1.27

Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $2.53. The weighted-average remaining contractual life of these options is approximately 6 years. Outstanding options at December 31, 1997 were held by 88 individuals.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Years Ended December 31                    1997             1996            1995
--------------------------------------------------------------------------------
Net earnings (loss):
   As reported                       $3,250,000      $(9,920,000)     $1,886,000
   Pro forma                          2,859,000       (9,967,000)      1,616,000

Basic earnings (loss) per share:
   As reported                             $.17            $(.50)           $.12
   Pro forma                                .15             (.50)            .11

Diluted earnings (loss) per share:
   As reported                             $.16            $(.49)           $.12
   Pro forma                                .14             (.50)            .10

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: expected volatility of 50.0%, 43.4% and 42.3%; risk-free interest rate of 6.1%, 6.5% and 6.5%; and expected lives of 5 to 8 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

In connection with the acquisition of the assets of GCI Corp. in 1994, the Company issued 117,551 unqualified stock options exercisable from September 1995 through September 1999 at an exercise price of $1.65 per share.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

In October 1995, the Company entered into a lease for a west coast distribution and semiconductor programming center located in Fremont, California (near San
Jose). The Company moved into such facility in January 1996. The Company will continue to use this space to expand its semiconductor programming and distribution capabilities and to further improve quality control and service capabilities for its west coast customers.

The Company leases space for 29 sales offices, including non-cancelable leases assumed in connection with the acquisitions of the Added Value Companies, which expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows for the next five years:

YEAR ENDING DECEMBER 31

1998..............................................................    $2,672,000
1999..............................................................     2,111,000
2000..............................................................     1,637,000
2001..............................................................       720,000
2002..............................................................       342,000

Total rent expense, including real estate taxes and net of sublease income, amounted to approximately $1,940,000, $1,772,000 and $1,345,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 1997, 1996 and 1995, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $22,500 per annum. At December 31, 1997 the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $114,000.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1996 and 1997 the Company committed to contribute $63,000 and $160,000, respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant terminates due to death, disability or due to a change in control of management they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

In connection with an employment agreement with an executive officer an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 1997 and 1996.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $9,500 in 1997. The Company makes matching contributions and in 1997 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $472,000, $305,000 and $301,000 for such matching contributions for the years ended December 31, 1997, 1996 and 1995, respectively.

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

NOTE 14 - ECONOMIC DEPENDENCY

For each of the years ended December 31, 1997, 1996 and 1995, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $43,435,000, $35,579,000 and $26,528,000, respectively. The net outstanding accounts payable to this supplier at December 31, 1997, 1996 and 1995 amounted to approximately $2,854,000, $2,285,000 and $838,000, respectively.