Form 10-K/A
period 1997-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1998-04-30
CIK 818074

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

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 15, 1998, are as follows:

Name                                        Class       Age        Position
----                                        -----       ---        --------
Paul Goldberg(1)......................      III         69         Chairman of the Board of Directors

Bruce M. Goldberg(1)..................      II          42         President and Chief Executive Officer and
                                                                   Director

Howard L. Flanders....................      II          40         Executive Vice President, Secretary and
                                                                   Chief Financial Officer and Director

Rick Gordon...........................      III         44         Senior Vice President of Sales and Director

John Jablansky........................                  40         Senior Vice President of Product
                                                                   Management

S. Cye Mandel(2)(3)...................      I           68         Director

Sheldon Lieberbaum(2)(3)..............      I           63         Director

Daniel M. Robbin......................      I           62         Director

---------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 1998, 1999 and 2000, respectively. The Company's executive officers serve at the discretion of the Board; however, certain executive officers have employment agreements with the Company. See Item
11. Executive Compensation -- Employment Agreements. The following is a brief resume of the Company's executive officers and directors.

PAUL GOLDBERG, one of the co-founders of the Company and the father of Bruce M. Goldberg, has been employed by the Company in various executive capacities since its predecessor's formation in 1964, and has served as Chairman of the Board since 1978. Paul Goldberg was also Chief Executive Officer of the Company until 1997 and President of the Company until 1994.

BRUCE M. GOLDBERG, the son of Paul Goldberg, joined the Company in October 1988 as Vice President, in 1990 became Executive Vice President and in 1994 became President and Chief Operating Officer. In 1997, Bruce M. Goldberg was appointed Chief Executive Officer of the Company. Bruce M. Goldberg has served as a Director of the Company since 1987. From 1981 until joining the Company, Bruce M. Goldberg practiced law.

HOWARD L.  FLANDERS  joined the Company in 1991 as its Vice  President and Chief
Financial Officer, and in 1992 became a Director of the Company and Secretary. In 1997, Mr. Flanders was appointed Executive Vice President of the Company. Prior to joining the Company, Mr. Flanders, who is a CPA, was Controller of Reliance Capital Group, Inc., a subsidiary of Reliance Group Holdings, Inc., where he held various positions since 1982. Prior thereto, Mr. Flanders was an accountant with the public accounting firm of Coopers & Lybrand LLP.

RICK GORDON has been employed by the Company since 1986. He was originally the General Manager of the Company's Northern California office and Northwest Regional Manager. In 1990, Mr. Gordon became the Western Regional Vice President and in 1992 Vice President of North American Sales and a Director of the Company. In 1994, Mr. Gordon was appointed Senior Vice President of Sales and Marketing for the Company and currently holds the title of Senior Vice President of Sales. Before working for the Company, Mr. Gordon was Western Regional Vice President for Diplomat Electronics, another electronic components distributor, from 1975 until 1986.

JOHN JABLANSKY has been employed by the Company since 1981. He was originally in sales and since 1982 has worked in various capacities within the product management department. In 1997, Mr. Jablansky was appointed Senior Vice President of Product Management of the Company. Prior to joining the Company, Mr. Jablansky was employed by Milgray Electronics, another electronic components distributor.

S. CYE MANDEL is a prominent South Florida businessman who has been an executive in the food service industry for over 30 years. Mr. Mandel was a principal in the entity which developed and acted from 1988 to 1993 as the manager of the Miccosukee Indian bingo enterprise located in Miami, Florida. Mr. Mandel has served as Director of the Company since 1987.

SHELDON LIEBERBAUM was director of corporate finance and a director and shareholder of Lew Lieberbaum & Co., Inc. ("Lew Lieberbaum") until retiring in 1997. Lew Lieberbaum, which is now known as First Asset Management, is an investment banking firm which was the underwriter of the Company's June 1995 public offering of common stock (the "1995 Public Offering") and was one of the underwriters of the Company's June 1992 public offering of common stock (the "1992 Public Offering"). Mr. Lieberbaum was also an officer of the underwriter which took the Company public in 1987. Mr. Lieberbaum has been in the brokerage business for over 35 years. Mr. Lieberbaum became a Director of the Company in 1992 in connection with an agreement of the Company with the underwriters of the 1992 Public Offering that until June 18, 1997, the Company would use its best efforts to cause one individual designated by such underwriters to be elected to the Board or to be an advisor to the Board. In connection with the 1995 Public Offering, a similar agreement regarding the designation of a director of the Company was entered into between the Company and Lew Lieberbaum which has a term of three years from June 8, 1995, but did not become operative until the expiration of the similar agreement for the 1992 Public Offering. The National Association of Securities Dealers, Inc. ("NASD") alleged that Lew Lieberbaum and others, including Mr. Lieberbaum, in 1991 engaged in market manipulation, inaccurately maintained books and records and failed to adequately supervise the activities of Lew Lieberbaum's personnel in connection with the trading for Lew Lieberbaum's account of warrants which were part of a public offering of units of convertible preferred stock and warrants of a company for which Lew Lieberbaum had acted in 1991 as managing underwriter. In order to expeditiously resolve this matter and without admitting or denying these allegations, in January 1995 Mr. Lieberbaum and others voluntarily entered into a Letter of Acceptance, Waiver and Consent with the NASD pursuant to which Mr. Lieberbaum was censured and fined by the NASD, agreed to pay with Lew Lieberbaum and others restitution to customers and was suspended from associating with any NASD member for a one month period.

DANIEL M. ROBBIN has been involved in electronics distribution for over 39 years. Mr. Robbin retired in 1994 from Avnet Corporation, one of the largest distributors in the electronic components industry, where he spent

34 years, most recently as Senior Vice President of Avnet, Inc. and Executive Vice President of its subsidiary, Time Electronics. Mr. Robbin became a Director of the Company in 1997. Mr. Robbin has been a consultant to the Company since 1995. See Item 13. Certain Relationships and Related Transactions.

BOARD COMMITTEES

EXECUTIVE COMMITTEE

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 1997, the Executive Committee did not meet formally, however, its members met on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

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

COMPENSATION COMMITTEE

The Compensation Committee currently consists of S. Cye Mandel and Sheldon Lieberbaum, two independent non-employee directors of the Company. The Compensation Committee is responsible for determining the compensation of all executive officers of the Company and acts as the stock option committee of the Board, administering the Company's Option Plan (as hereinafter defined). The senior management of the Company makes all decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company. Furthermore, in connection with the 1995 Public Offering, the Company agreed with Lew Lieberbaum (now known as First Asset Management) that the Company will not increase or authorize an increase in the compensation of its executive officers without the approval of the Compensation Committee for a period of three years from June 8, 1995. In addition, the Company has agreed that for the same three year period from June 8, 1995, it will use its best efforts to cause one individual designee of Lew Lieberbaum to be elected to the Company's Board and that such designee will also serve as a member of the Compensation Committee. Currently, Sheldon Lieberbaum, who recently retired as director of corporate finance and a director and shareholder of Lew Lieberbaum, is a member of the Board and the Compensation Committee. See "Executive Officers and Directors" hereinabove.

NOMINATING COMMITTEE

The Board does not have a Nominating Committee, such function being performed by the Board as a whole.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are also required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge,  during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned for services in all capacities during each of the fiscal years ended December 31, 1997, 1996 and 1995 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company during the fiscal year ended December 31, 1997, whose total annual salary and bonus exceeded $100,000:

                                            Summary Compensation Table
                                            --------------------------

                                                                                    Long-term
                                                                                   Compensation
                                                                                      Awards
                                                       Annual Compensation          Securities         All Other
                                                    --------------------------      Underlying       Compensation
Name and Principal Position                   Year     Salary($)     Bonus($)       Options(#)          ($)(1)
-----------------------------------------   ------- ------------- ------------   ---------------     ------------

Paul Goldberg.............................    1997      254,000       152,000         200,000 (2)       10,000
  Chairman                                    1996      243,000            --              --            9,000
                                              1995      223,000       111,000         250,000           11,000

Bruce M. Goldberg.........................    1997      321,000       167,000         175,000 (2)       25,000
  President and Chief                         1996      253,000            --              --           26,000
  Executive Officer                           1995      225,000       141,000         450,000           27,000

Howard L. Flanders........................    1997      182,000       101,000          13,000 (2)       17,000
  Executive Vice President and                1996      157,000            --              --           17,000
  Chief Financial Officer                     1995      156,000        84,000         150,000           18,000

Rick Gordon...............................    1997      188,000       101,000         123,000 (2)       15,000
  Senior Vice President of                    1996      163,000            --              --           16,000
  Sales                                       1995      162,000        89,000         150,000           16,000

John Jablansky............................    1997      162,000            --          25,000 (2)       23,000
  Senior Vice President of                    1996      153,000            --              --            6,000
  Product Management (3)                      1995      177,000            --              --            3,000

---------------

(1) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company and the cost to the Company of the nonbusiness use of Company automobiles used by executive officers. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."
(2) Represents stock options granted in connection with the Company's stock option repricing during 1997. The repriced options replaced options that were canceled and are no longer exercisable. See Table in "Option Grants in Last Fiscal Year" hereinbelow.
(3) Mr. Jablansky was appointed Senior Vice President of Product Management in 1997.

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 1997 of $7,700. Pursuant to the terms of an employment agreement with Mr. Goldberg, the Company made annual advances to Bruce M. Goldberg to cover the annual premium of a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of

Bruce M. Goldberg currently in the amount of $21,995. Consistent with such agreement, fifty percent (50%) of the advances through December 31, 1994 were canceled and the related security released on January 1, 1995 and, on May 31, 1997, the remainder of the advances previously made to pay premiums on the Whole Life policy were canceled and any remaining security was released in accordance with the previously agreed to vesting schedule. On and after June 1, 1997, the Company is obligated to continue, for the duration of Bruce M. Goldberg's employment, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. In addition, beginning in 1993 the Company has funded, and intends to continue to fund, the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. The Company's advances are secured by a collateral assignment of the cash value and death benefit of each of the policies. The current annual premium on each of these policies is $11,500. The Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies are expected to last for a maximum of ten years. After Howard L. Flanders and Rick Gordon have been with the Company for a period of five years from the year in which the policy was acquired (1993) and provided they each remain in the employ of the Company or they have become disabled or a change in control has occurred during the term of their employment, the advances will be deemed canceled and the security released thereafter ratably over a five year vesting period until such time as all advances are deemed canceled.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the named executive officers of the Company during the fiscal year ended December 31, 1997. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (as indicated below) if the price of the Company's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. All of the options set forth in the table are stock options issued pursuant to the Option Plan. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

                                                                                            Potential Realizable
                                                                   Closing                    Value at Assumed
                       Number of           % of                     Market                  Annual Rates of Stock
                       Securities     Total Options                Price on                  Price Appreciation
                       Underlying       Granted to      Exercise    Date of                    for Option Term
                        Options        Employees in      Price      Grant     Expiration --------------------------
Name                Granted (#) (1)     Fiscal Year     ($/Share)  ($/Share)     Date     0% ($)   5% ($)   10% ($)
------------------- ---------------  ----------------  ---------- ---------- ----------- -------- --------  -------
Paul Goldberg             100,000           6.4%          1.08       1.19      7/10/02    11,000   43,878    83,651
                          100,000           6.4%          1.24       1.34      7/30/03    10,000   55,573   113,389
Bruce M. Goldberg          75,000           4.8%          1.08       1.19      7/10/02     8,250   32,908    62,738
                          100,000           6.4%          1.24       1.34      7/30/03    10,000   55,573   113,389
Howard L. Flanders         10,000            .6%          1.08       1.19      7/10/02     1,100    4,388     8,365
                            3,000            .2%          1.24       1.34      7/30/03       300    1,667     3,402
Rick Gordon               120,000           7.7%          1.08       1.19      7/10/02    13,200   52,653   100,381
                            3,000            .2%          1.24       1.34      7/30/03       300    1,667     3,402
John Jablansky             12,500            .8%          1.08       1.19      7/10/02     1,375    5,485    10,456
                           12,500            .8%          1.24       1.34      7/30/03     1,250    6,947    14,174

(1) Represents stock options granted in connection with the Company's stock option repricing during 1997. The repriced options replaced options that were canceled and are no longer exercisable.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-ENDED OPTION VALUES

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 1997, and the value of unexercised stock options as of December 31, 1997 for the individual executive officers named in the Summary Compensation Table:


                                                                                  Number of
                                                                                 Securities          Value of
                                                                                 Underlying         Unexercised
                                                                                 Unexercised       In-the-Money
                                                                                 Options at         Options at
                                                 Shares                           FY-End(#)         FY-End ($)
                                               Acquired on        Value         Exercisable/       Exercisable/
                                               Exercise(#)     Realized($)      Unexercisable    Unexercisable(1)
                                               -----------     -----------      -------------    ----------------

Paul Goldberg...............................        --              --             35,000(E)          11,700(E)
                                                                                  415,000(U)          43,800(U)
Bruce M. Goldberg...........................        --              --             27,500(E)           9,000(E)
                                                                                  597,500(U)          37,500(U)
Howard L. Flanders..........................    20,000 (2)      10,000 (2)        103,150(E)           7,400(E)
                                                                                  159,850(U)           3,100(U)
Rick Gordon.................................        --              --             36,150(E)          12,900(E)
                                                                                  236,850(U)          31,000(U)
John Jablansky..............................        --              --              4,375(E)           1,500(E)
                                                                                   20,625(U)           5,500(U)

--------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on the Nasdaq Stock Market on December 31, 1997 (the Company's fiscal year end).
(2) Stock options covering 20,000 shares of Common Stock at an exercise price of $.75 per share were exercised by Howard L. Flanders during the fiscal year ended December 31, 1997. The value realized per share is based upon the difference between the closing sale price of the Company's Common Stock on the Nasdaq Stock Market on the date of exercise and the exercise price.

EMPLOYEES', OFFICERS', DIRECTORS' STOCK OPTION PLAN

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated the "Option Plan"). Unless earlier terminated, the Option Plan will continue in effect through May 28, 2004, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 3,250,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and "non-qualified stock options" ("non-qualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to non-employee directors and independent contractors associated with the Company of non-qualified stock options.

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

As of March 31, 1998, a total of 3,099,940 options were granted and had not expired or been forfeited, of which 191,627 were exercised and 2,908,313 options were outstanding (of which 1,671,000 options were held by executive officers and directors of the Company as a group, see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values" and 210,675 options are presently exercisable). These options, which are held by 94 persons, are exercisable at prices ranging from $1.00 per share to $2.53 per share and are exercisable through various expiration dates from 1998 to 2006.

DEFERRED COMPENSATION PLANS FOR EXECUTIVE OFFICERS AND KEY EMPLOYEES

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $16,000 during 1997, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $22,500 per annum.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1997 the Company committed to contribute $160,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant terminates due to death, disability or due to a change in control of management, he or she will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains. One executive officer of the Company has been chosen as a participant in the 1996 Deferred Compensation Plan.

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

EMPLOYMENT AGREEMENTS

THE GOLDBERG AGREEMENTS

In May 1995, the Company entered into new employment agreements with each of Paul Goldberg, then its Chief Executive Officer, and Bruce M. Goldberg, its President and then Chief Operating Officer, to take effect on June 1, 1995 (collectively the "Goldberg Agreements"). The Goldberg Agreement for Paul Goldberg extends the term of his employment until December 31, 2000, subject to earlier termination as a result of his retirement as hereinafter described, and provides for a base salary effective as of June 1, 1995, of $250,000 per annum, subject to an annual increase commencing as of January 1, 1996 (which increase shall be prorated for the period between June 1, 1995 and December 31, 1995) equal to the greater of 4% per annum or the increase in the cost of living. In December 1996, the Goldberg Agreement for Paul Goldberg was amended resulting in, among other changes (see below), a $25,000 reduction in his base salary for calendar year 1997 and each calendar year thereafter during the term of his employment. The Goldberg Agreement for Bruce
M. Goldberg extends the term of his employment until December 31, 2000, and provides for a base salary effective as of June 1, 1995, of $275,000 per annum, subject to the same annual increase formula as for Paul Goldberg under his Goldberg Agreement. Under the Goldberg Agreements, as amended in December 1996 as to Paul Goldberg, Paul Goldberg and Bruce M. Goldberg are each entitled to receive an annual cash bonus equal to 3% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. Messrs. Goldberg, as well as the other executive officers of the Company (Messrs. Flanders and Gordon) voluntarily took a reduction in their respective base salaries for the second half of 1996 (the "Salary Reductions"). The aggregate amount of the Salary Reductions for all four executive officers was approximately $76,000. The Compensation Committee of the Board authorized at such time that the Salary Reductions be paid as additional base salary in 1997 and, if necessary, in 1998 out of available pre-tax earnings of the Company. As a result of the attainment of certain levels of pre-tax earnings, the Salary Reductions were paid in full in 1997.

The Goldberg Agreements, as amended, together with the employment agreements between the Company and each of Howard L. Flanders and Rick Gordon described below, provided for the granting of an aggregate of 1,000,000 stock options pursuant to the Option Plan as additional incentive compensation for such four executive officers (collectively, the "1995 Options"). Pursuant to their respective employment agreements, Paul Goldberg and Bruce M. Goldberg were granted 1995 Options covering 250,000 and 450,000 shares of the Company's Common Stock, respectively, and each of Messrs. Flanders and Gordon were granted 150,000 shares. The 1995 Options are immediately exercisable over a 10 year period from the date of grant (until June 7, 2005), subject to the vesting schedule set forth below and, in the case of Messrs. Flanders and Gordon, subject to an exercise installment schedule through 2002 and further subject to generally attempting to maintain at least through 2002 as many of the 1995 Options as possible as incentive stock options. Each of the 1995 Options has an exercise price of $1.875 per share. The 1995 Options granted to each of the executive officers will vest in no event later than 9 years from the date of grant, subject to earlier vesting in the following percentage increments based upon the Company attaining net earnings per share on a primary ("basic") basis in any year from 1995 through 2000, inclusive, in at least the following amounts:

           Percentage of                                    Net Earnings
         Options Vested (%)                                 Per Share ($)
         ------------------                                 -------------

                25%.........................................        $.18
                50..........................................         .22
                75..........................................         .28
               100..........................................         .38

In addition, in the event that the employment of Paul Goldberg or Bruce M. Goldberg with the Company is terminated without cause (as defined in each of such executive officer's employment agreement) by the Company, the 1995 Options held by such terminated executive officer shall become immediately 100% vested. Furthermore, if there is a change in control (as defined in the employment agreement of each of the four executive officers, including Messrs. Flanders and Gordon) of the Company, the 1995 Options, as well as other unvested options, held by each of the four executive officers shall become immediately 100% vested and exercisable. No early vesting has yet occurred as a result of the Company's net earnings per share or otherwise.

Under the Goldberg Agreement for Paul Goldberg, as amended in December 1996, he is able to elect, in his sole discretion, to retire at any time (the "Retirement Election"). Upon the earlier to occur of the Retirement Election or at the expiration of the term of his Goldberg Agreement, as amended, the Company will be obligated to pay Paul Goldberg (in addition to any other compensation he may be entitled to upon termination), and his spouse upon his death, a retirement benefit of $100,000 per annum until the later of the death of Paul Goldberg or his spouse, provide him and his spouse, without cost, until the later of their respective deaths, at least the same level of medical and health insurance benefits as was provided prior to his retirement and continue to pay the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table."

The Goldberg Agreements, as amended, also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans and continuance in the event of disability of all of their respective compensation and other benefits in the case of Paul Goldberg until January 1, 1999 subject thereafter to providing the retirement and health benefits described above and in the case of Bruce M. Goldberg for two years. In connection with the amendment in 1996 to the Goldberg Agreement for Paul Goldberg, the Company is no longer obligated to advance the annual premium for a $1,000,000 face value insurance policy on Paul Goldberg's or his spouse's life nor the annual premium for a $1,000,000 face value second to die insurance policy on the lives of Paul Goldberg and his spouse. Neither of these two insurance policies had been obtained prior to the December 1996 amendment to his Goldberg Agreement.

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

THE FLANDERS/GORDON AGREEMENTS

In May 1995, the Company entered into an employment agreement with Howard L. Flanders, then its Vice President, Secretary and Chief Financial Officer (the "Flanders Agreement"), and Rick Gordon, its Senior Vice President of Sales (the "Gordon Agreement" and collectively with the Flanders Agreement, the "Flanders/Gordon Agreements"). The Flanders/Gordon Agreements each will continue through December 31, 1998, and provides for a base salary, effective as of March 1, 1995, of $157,500 per annum for Mr. Flanders and $163,000 per annum for Mr. Gordon, subject to an annual increase commencing as of January 1, 1996, equal to the greater of 5% per annum or the increase in the cost of living and subject to their respective Salary Reduction for 1996. Under the Flanders/Gordon Agreements, Messrs. Gordon and Flanders are entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation is limited in any year to an amount no greater than such executive's base salary for the applicable year. Pursuant to the Flanders/Gordon Agreements, each of Messrs. Gordon and Flanders were granted 150,000 of the 1995 Options. The Flanders/Gordon Agreements also provide for certain additional benefits, including participation in the Company benefit plans and continuance of all their respective compensation and other benefits for two years in the event of disability. Further, if Mr. Gordon or Mr. Flanders were to be terminated without cause, he will be entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the applicable Flanders/Gordon Agreement. Additionally, under the Flanders/Gordon Agreements, the Company will pay premiums under a life insurance policy for each of Messrs. Gordon and Flanders with the beneficiary to be as designated by Mr. Gordon or Mr. Flanders, respectively, as described under "Summary Compensation Table" above. The Flanders/Gordon Agreements also provides that, in the event of a change in control (as defined) of the Company, each of Mr. Gordon and Mr. Flanders will have the option in his sole discretion to terminate the applicable Flanders/Gordon Agreement. In such event, Mr. Gordon or Mr. Flanders at his option would be entitled to elect to receive a lump-sum payment equal to his respective compensation due through the later of the end of the term of the applicable Flanders/Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under such Flanders/Gordon Agreement.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board consists of S. Cye Mandel and Sheldon Lieberbaum, both being independent, non-employee Directors of the Company. See
Item 10. Directors and Executive Officers of the Registrant - Board Committees - Compensation Committee. Since January 1, 1997 to the date of this report, neither member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1998, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 1997 (including the Chief Executive Officer) and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                                                                   Percent of
                                                                  Amount and Nature of             Outstanding
Name and Address of Beneficial Owner (1)                        Beneficial Ownership (2)           Shares (2)
----------------------------------------                     ------------------------------      -------------

Bruce M. Goldberg (3)(4)................................                 2,883,879                      14.7%
Paul Goldberg(3)(5).....................................                 2,568,982                      13.1%
John Jablansky..........................................                    56,250                        *
S. Cye Mandel...........................................                    40,625                        *
Howard L. Flanders......................................                    21,000                        *
Daniel M. Robbin........................................                    10,000                        *
Rick Gordon.............................................                     1,000                        *
Sheldon Lieberbaum(6)...................................                       --                        --
All executive officers and directors as a
  group (8 persons)(3)(4)(5)(6).........................                 3,754,114                      19.1%

---------------
 *       Less than 1%

(1) The address of each of Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders, Rick Gordon and John Jablansky is the Company, 16115 N.W. 52nd Avenue, Miami, Florida 33014; S. Cye Mandel is 1800 Northeast 114th Street, Apt. 2305, North Miami, Florida 33181; Sheldon Lieberbaum is 220 East 72nd Street, Apt. 28E, New York, New York 10021; and Daniel
         M. Robbin is 4697 Carlton Golf Drive, Lake Worth, Florida 33467.
(2) Excludes outstanding stock options to purchase 3,025,864 shares of the Company's Common Stock, of which 2,908,313 options to purchase shares (including the 1995 Options) were issued pursuant to the Option Plan. Of these outstanding options, 1,671,000 options (including the 1995 Options) are held by the executive officers and directors of the Company as a group, including 625,000 options (including 450,000 1995 Options) held by Bruce M. Goldberg, 450,000 options (including 250,000 1995 Options) held by Paul Goldberg, 263,000 options (including 150,000 1995 Options) held by Howard L. Flanders, 273,000 options (including 150,000 1995 Options) held by Rick Gordon, 25,000 options held by John Jablansky and 35,000 options held by Daniel M. Robbin. Further excludes currently outstanding warrants to purchase 1,083,125 shares of the Company's Common Stock. If all options and warrants outstanding as of March 31, 1998, were exercised (which includes the 1995 Options), Bruce
         M. Goldberg, Paul Goldberg, Howard L. Flanders, Rick Gordon, John Jablansky, Daniel M. Robbin, S. Cye Mandel and all executive officers and directors of the Company as a group would own as of March 31, 1998, 14.7%, 12.7%, 1.2%, 1.2%, .3%, .2%, .2% and 22.8%, respectively, of the
         Company's Common Stock.
(3) Includes for each of Bruce M. Goldberg and Paul Goldberg and all executive officers and directors as a group 1,827,622 shares of the Company's Common Stock that Paul Goldberg and Bruce Goldberg, as trustees, have the right to vote for up to a period of six years with respect to the election of directors of the Company pursuant and subject to a voting trust agreement, dated as of December 29, 1995, among the trustees and the former stockholders of the Added Value
         Companies who were issued such shares in connection with the Added Value Acquisitions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions.
(4)      Includes  69,496,  56,000,  69,496,  69,496  and  69,496  shares of the
         Company's Common Stock held of record by Bruce M. Goldberg as trustee for his sons, Matthew Goldberg and Alec Goldberg, and for his nieces and nephews, Kimberly Phelan, Tiffany Phelan and Patrick Phelan, respectively. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 7,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg, and 53,425 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Matthew Goldberg (31,575 shares) and Alec Goldberg (21,850 shares). Bruce M. Goldberg disclaims beneficial ownership over all such excluded securities.

(5) Includes 319,218 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and 1,250 and 1,250 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for grandchildren, Kimberly Phelan and Tiffany Phelan, respectively. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 159,698 shares of the Company's Common Stock held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.
(6) Does not include the warrants to purchase 523,250 shares of the Company's Common Stock at an exercise price per share of $2.625 issued to Lew Lieberbaum (now known as First Asset Management) in connection with the 1995 Public Offering.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1997, Daniel M. Robbin, a director of the Company, performed consulting services on behalf of the Company for which he received an aggregate of $26,000 and 10,000 stock options. These options are exercisable at $1.067 and vest over five years. In addition, Mr. Robbin was granted 25,000 stock options in connection with the Company's stock option repricing during 1997. These repriced options, which have an exercise price of $1.08 and vest over five years, replaced options that were canceled and are no longer exercisable.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ALL AMERICAN SEMICONDUCTOR, INC.
                             (Registrant)


                             By: /s/ PAUL GOLDBERG
                                 -----------------------------------------------
                                 Paul Goldberg, Chairman of the Board
                                 (Duly Authorized Officer)

                             By: /s/ HOWARD L. FLANDERS
                                 -----------------------------------------------
                                 Howard L. Flanders, Executive Vice President, Chief Financial Officer and Director
                                 (Principal Financial and Accounting Officer)

Dated:  April 30, 1998