Form 10-Q
period 1998-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1998-05-12
CIK 818074

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

                      FOR THE QUARTER ENDED MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

As of May 12, 1998, 19,863,895 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.



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



I          FINANCIAL INFORMATION:

      1.   Financial Statements

           Consolidated Condensed Balance Sheets at March 31, 1998
             (Unaudited) and December 31, 1997..............................   1

           Consolidated Condensed Statements of Income for the Quarters
             Ended March 31, 1998 and 1997 (Unaudited)......................   2

           Consolidated Condensed Statements of Cash Flows for the
             Quarters Ended March 31, 1998 and 1997 (Unaudited).............   3

           Notes to Consolidated Condensed Financial Statements (Unaudited).   4

      2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   5


II         OTHER INFORMATION:

      2.   Changes in Securities and Use of Proceeds........................   8

      6.   Exhibits and Reports on Form 8-K.................................   8

           SIGNATURES.......................................................   8

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    MARCH 31           December 31
ASSETS                                                                                  1998                  1997
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
  Cash  ..............................................................       $       101,000       $       444,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,300,000 and $1,166,000.............................            34,499,000            32,897,000
  Inventories.........................................................            67,128,000            67,909,000
  Other current assets................................................             2,253,000             2,074,000
                                                                             ---------------       ---------------
    Total current assets..............................................           103,981,000           103,324,000
Property, plant and equipment - net...................................             4,571,000             4,779,000
Deposits and other assets.............................................             3,099,000             3,157,000
Excess of cost over fair value of net assets acquired - net...........             1,013,000             1,026,000
                                                                             ---------------       ---------------
                                                                             $   112,664,000       $   112,286,000
                                                                             ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt...................................       $       319,000       $       304,000
  Accounts payable and accrued expenses...............................            38,623,000            39,154,000
  Income taxes payable................................................               305,000               389,000
  Other current liabilities...........................................               196,000               169,000
                                                                             ---------------       ---------------
    Total current liabilities.........................................            39,443,000            40,016,000
Long-term debt:
  Notes payable.......................................................            39,579,000            39,084,000
  Subordinated debt...................................................             6,231,000             6,293,000
  Other long-term debt................................................             1,219,000             1,219,000
                                                                             ---------------       ---------------
                                                                                  86,472,000            86,612,000
                                                                             ---------------       ---------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................................                     -                     -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 19,863,895 and 20,353,894 shares issued,
    19,863,895 shares outstanding.....................................               199,000               199,000
  Capital in excess of par value......................................            25,588,000            25,588,000
  Retained earnings...................................................               856,000               338,000
  Treasury stock, at cost, 180,295 shares.............................              (451,000)             (451,000)
                                                                             ---------------       ---------------
                                                                                  26,192,000            25,674,000
                                                                             ---------------       ---------------
                                                                             $   112,664,000       $   112,286,000
                                                                             ===============       ===============



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                                              1998                      1997
-------------------------------------------------------------------------------------------------------------------

NET SALES.....................................................           $     63,530,000          $     62,239,000
Cost of sales.................................................                (49,419,000)              (48,099,000)
                                                                         ----------------          ----------------
Gross profit..................................................                 14,111,000                14,140,000
Selling, general and administrative expenses..................                (12,104,000)              (12,413,000)
                                                                         ----------------          ----------------

INCOME FROM OPERATIONS........................................                  2,007,000                 1,727,000
Interest expense..............................................                 (1,098,000)               (1,197,000)
                                                                         ----------------          ----------------

INCOME BEFORE INCOME TAXES....................................                    909,000                   530,000
Income tax provision..........................................                   (391,000)                 (228,000)
                                                                         ----------------          ----------------

NET INCOME....................................................           $        518,000          $        302,000
                                                                         ================          ================

Basic and diluted earnings per share..........................                     $  .03                     $ .02
                                                                                   ======                     =====


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


QUARTERS ENDED MARCH 31                                                                1998                    1997
-------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities............            $    (669,000)          $   4,652,000
                                                                              -------------           -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.............................                  (40,000)                (49,000)
Increase in other assets..........................................                  (77,000)                (34,000)
                                                                              -------------           -------------

    Cash flows used for investing activities......................                 (117,000)                (83,000)
                                                                              -------------           -------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement........                  503,000              (4,839,000)
Repayments of notes payable.......................................                  (60,000)                (66,000)
Net proceeds from issuance of equity securities...................                        -                  15,000
                                                                              -------------           -------------

    Cash flows provided by (used for) financing activities........                  443,000              (4,890,000)
                                                                              -------------           -------------

Decrease in cash..................................................                 (343,000)               (321,000)
Cash, beginning of period.........................................                  444,000                 525,000
                                                                              -------------           -------------

Cash, end of period...............................................            $     101,000           $     204,000
                                                                              =============           =============

Supplemental Cash Flow Information:
Interest paid.....................................................            $     913,000           $   1,079,000
                                                                              =============           =============

Income taxes paid.................................................            $     479,000           $      11,000
                                                                              =============           =============


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 1998, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

QUARTERS ENDED MARCH 31                            1998                     1997
--------------------------------------------------------------------------------

Basic................................        19,683,600               19,665,378
Diluted..............................        20,146,069               19,697,790

2.       LONG-TERM DEBT

Outstanding borrowings at March 31, 1998 under the Company's $100 million line of credit facility aggregated $39,503,000.

3.       OPTIONS

During the quarter ended March 31, 1998, the Company granted an aggregate of 195,000 stock options to 31 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $1.44 per share and generally vest over a five-year period and are exercisable over a six-year period.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. These products are also sold to OEMs.

Results of Operations
---------------------

Net sales for the first quarter of 1998 increased to $63.5 million from net sales of $62.2 million for the same period of 1997. The increase in sales is attributable to volume increases which more than offset the decline in unit prices on certain products. In addition, the Company continues to benefit from its expanded service capabilities including electronic commerce programs.

Gross profit was $14.1 million for both the first quarter of 1998 and 1997. Gross profit margins as a percentage of net sales were 22.2% for the first three months of 1998 compared to 22.7% for the same period of 1997. The decline in gross profit margins reflects a greater number of low margin, large volume transactions during the first quarter of 1998 than in the first quarter of 1997 as well as continued changes in the Company's product mix. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Management expects downward pressure on gross profit margins to continue in the future.

Selling, general and administrative expenses ("SG&A") was $12.1 million for the first quarter of 1998 down from $12.4 million for the first quarter of 1997. Even with an increase in net sales, SG&A decreased in absolute dollars reflecting the continued benefits of the Company's expense control programs. SG&A as a percentage of net sales improved to 19.1% for the quarter ended March 31, 1998, compared to 19.9% for the same period of 1997. The improvement in SG&A as a percentage of sales reflects the decrease in SG&A in absolute dollars as well as the increase in net sales. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies and greater economies of scale in the future if the Company succeeds in increasing its sales volume. SG&A in absolute dollars and as a percentage of net sales may increase in the near term.

Income from operations increased to $2.0 million for the first quarter of 1998 from $1.7 million for the first quarter of 1997. The increase in income from operations was attributable to the increase in net sales, the benefits derived from the Company's cost control programs, improved operating efficiencies as well as the decrease in SG&A both in absolute dollars and as a percentage of net sales.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

Interest expense decreased slightly to $1.1 million for the first quarter of 1998 compared to $1.2 million for the same period of 1997. The decrease in interest expense resulted from lower average borrowings.

Net income was $518,000 ($.03 per share) for the quarter ended March 31, 1998, up from $302,000 ($.02 per share) for the same period of 1997. The increase in earnings for the first three months of 1998 reflects the increase in sales combined with improved operating efficiencies as well as a reduction in interest expense, all as previously discussed.

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 1998 increased to $64.5 million from working capital of $63.3 million at December 31, 1997. The current ratio improved to 2.64:1 at March 31, 1998, compared to 2.58:1 at December 31, 1997. The increases in working capital and in the current ratio were due primarily to an increase in accounts receivable and a decrease in accounts payable. These changes more than offset a decrease in inventory. Accounts receivable levels at March 31, 1998 were $34.5 million, up from accounts receivable of $32.9 million at December 31, 1997, reflecting increased sales for March 1998 over December 1997.

During the first quarter of 1998, as a result of the Company satisfying certain conditions, the Company's borrowing rate under its credit facility was decreased by one-quarter of one percent (.25%). At March 31, 1998, outstanding borrowings under this facility aggregated $39.5 million.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

Forward-Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, availability of products from and the establishment and maintenance of relationships with suppliers, price competition for products sold by the Company, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers of Year

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

(c)      Sales of Unregistered Securities
         --------------------------------

         The Company has not issued or sold any unregistered securities during the quarter ended March 31, 1998, except that, pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted stock options to 31 individuals during the quarter ended March 31, 1998 to purchase 195,000 shares of the Company's common stock at an exercise price of $1.44 per share. The stock options generally vest over a five-year period and are exercisable over a six-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         11.1     Statement Re:  Computation of Per Share Earnings (Unaudited).
         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                            ------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ALL AMERICAN SEMICONDUCTOR, INC.
                            ----------------------------------------------------
                            (Registrant)

Date:  May 12, 1998         /s/ PAUL GOLDBERG
                            ----------------------------------------------------
                                Paul Goldberg, Chairman of the Board
                                (Duly Authorized Officer)

Date:  May 12, 1998         /s/ HOWARD L. FLANDERS
                            ----------------------------------------------------
                                Howard L. Flanders, Executive Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)