Form 10-Q
period 1998-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1998-08-13
CIK 818074

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

                       FOR THE QUARTER ENDED JUNE 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

As of August 11, 1998, 19,863,895 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


Part      Item                                                              Page
No.       No.                      Description                               No.
--------------------------------------------------------------------------------


I         FINANCIAL INFORMATION:

    1.    Financial Statements

          Consolidated Condensed Balance Sheets at June 30, 1998
            (Unaudited) and December 31, 1997................................  1

          Consolidated Condensed Statements of Income for the Quarters
            and Six Months Ended June 30, 1998 and 1997 (Unaudited)..........  2

          Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997 (Unaudited)..............  3

          Notes to Consolidated Condensed Financial Statements (Unaudited)...  4

    2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................  6


II        OTHER INFORMATION:

    6.    Exhibits and Reports on Form 8-K...................................  9

          SIGNATURES.........................................................  9

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    June 30      December 31
ASSETS                                                                 1998             1997
--------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
Current assets:
  Cash ....................................................   $     128,000    $     444,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,325,000 and $1,166,000 .................      35,131,000       32,897,000
  Inventories .............................................      66,957,000       67,909,000
  Other current assets ....................................       2,697,000        2,074,000
                                                              -------------    -------------
    Total current assets ..................................     104,913,000      103,324,000
Property, plant and equipment - net .......................       4,517,000        4,779,000
Deposits and other assets .................................       2,956,000        3,157,000
Excess of cost over fair value of net assets acquired - net       1,108,000        1,026,000
                                                              -------------    -------------
                                                              $ 113,494,000    $ 112,286,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .......................   $     319,000    $     304,000
  Accounts payable and accrued expenses ...................      38,644,000       39,154,000
  Income taxes payable ....................................         433,000          389,000
  Other current liabilities ...............................         170,000          169,000
                                                              -------------    -------------
    Total current liabilities .............................      39,566,000       40,016,000
Long-term debt:
  Notes payable ...........................................      39,311,000       39,084,000
  Subordinated debt .......................................       6,207,000        6,293,000
  Other long-term debt ....................................       1,208,000        1,219,000
                                                              -------------    -------------
                                                                 86,292,000       86,612,000
                                                              -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ...............................              --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 19,863,895 and 20,353,894 shares
    issued,19,863,895 shares outstanding ..................         199,000          199,000
  Capital in excess of par value ..........................      25,588,000       25,588,000
  Retained earnings .......................................       1,866,000          338,000
  Treasury stock, at cost, 180,295 shares .................        (451,000)        (451,000)
                                                              -------------    -------------
                                                                 27,202,000       25,674,000
                                                              -------------    -------------
                                                              $ 113,494,000    $ 112,286,000
                                                              =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                             QUARTERS                         SIX MONTHS
PERIODS ENDED JUNE 30                 1998             1997             1998             1997
---------------------------------------------------------------------------------------------

NET SALES ................   $  62,981,000    $  68,131,000    $ 126,511,000    $ 130,370,000
Cost of sales ............     (48,426,000)     (52,935,000)     (97,846,000)    (101,034,000)
                             -------------    -------------    -------------    -------------
Gross profit .............      14,555,000       15,196,000       28,665,000       29,336,000
Selling, general and
  administrative expenses      (11,689,000)     (12,846,000)     (23,792,000)     (25,259,000)
                             -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS ...       2,866,000        2,350,000        4,873,000        4,077,000
Interest expense .........      (1,094,000)      (1,259,000)      (2,192,000)      (2,456,000)
                             -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES       1,772,000        1,091,000        2,681,000        1,621,000
Income tax provision .....        (762,000)        (469,000)      (1,153,000)        (697,000)
                             -------------    -------------    -------------    -------------

NET INCOME ...............   $   1,010,000    $     622,000    $   1,528,000    $     924,000
                             =============    =============    =============    =============

Earnings per share:
  Basic and diluted ......           $ .05            $ .03            $ .08            $ .05
                                     =====            =====            =====            =====


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                            1998           1997
---------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities ...   $  (162,000)   $ 3,449,000
                                                             -----------    -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment ....................      (189,000)      (120,000)
Increase in other assets .................................       (67,000)       (13,000)
                                                             -----------    -----------

    Cash flows used for investing activities .............      (256,000)      (133,000)
                                                             -----------    -----------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement       247,000     (3,504,000)
Repayments of notes payable ..............................      (145,000)      (144,000)
Net proceeds from issuance of equity securities ..........            --         15,000
                                                             -----------    -----------

    Cash flows provided by (used for) financing activities       102,000     (3,633,000)
                                                             -----------    -----------

Decrease in cash .........................................      (316,000)      (317,000)
Cash, beginning of period ................................       444,000        525,000
                                                             -----------    -----------

Cash, end of period ......................................   $   128,000    $   208,000
                                                             ===========    ===========

Supplemental Cash Flow Information:
Interest paid ............................................   $ 2,040,000    $ 2,320,000
                                                             ===========    ===========

Income taxes paid (refunded) - net .......................   $ 1,111,000    $  (383,000)
                                                             ===========    ===========


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1998, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

                                               Quarters                            Six Months
PERIODS ENDED JUNE 30                    1998             1997              1998               1997
---------------------------------------------------------------------------------------------------
Basic...........................   19,683,600        19,673,600        19,683,600        19,669,489
Diluted.........................   20,279,532        19,686,277        20,217,534        19,691,161

2.   LONG-TERM DEBT

Outstanding borrowings at June 30, 1998 under the Company's $100 million line of credit facility aggregated $39,247,000. In July 1998, subsequent to the balance sheet date, the Company's credit facility was amended whereby certain financial covenants were modified.

3.   OPTIONS

During the quarter ended June 30, 1998, no stock options were granted by the Company. During the quarter ended March 31, 1998, the Company granted an aggregate of 195,000 stock options to 31 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $1.44 per share and generally vest over a five-year period and are exercisable over a six-year period. During the six months ended June 30, 1998, 33,750 stock options were canceled at exercise prices ranging from $1.00 to $1.44 per share.

4.   ACQUISITIONS

In connection with the December 29, 1995 acquisitions of all of the capital stock of Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. (collectively the "Added Value Companies"), the Company is currently obligated to pay approximately $107,000 of additional consideration to certain of the selling stockholders of the Added Value Companies since the aggregate value of the shares of the Company's common stock issued to certain of the selling stockholders of the Added Value Companies did not, by June 30, 1998, appreciate in the aggregate by $107,000. The additional consideration is included in excess of cost over fair value of net assets acquired in the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

accompanying  Consolidated  Condensed  Balance  Sheet as of June 30,  1998.  The
Company has not included in excess of cost over fair value of net assets acquired as of June 30, 1998 approximately $159,000 of additional consideration that would have been payable to another selling stockholder of the Added Value Companies since such additional consideration has been applied by the Company to partially satisfy certain claims alleged by the Company against such selling stockholder arising with respect to the transaction with the Added Value Companies.

5.   MERGER

The Company has signed a letter of intent ("LOI") dated June 21, 1998 with Reptron Electronics, Inc. ("Reptron"). The LOI memorializes the nonbinding understanding between the Company and Reptron regarding the merger of Reptron's distribution operations with the Company (the "Merger"). The merged businesses will be conducted in a wholly-owned subsidiary of Reptron dedicated to the distribution activities of the combined businesses. The transaction is subject to the execution of a definitive agreement and plan of merger and thereafter, among other conditions, compliance with the Hart-Scott-Rodino Antitrust Act, the filing and effectiveness of a registration statement with the Securities and Exchange Commission, completion of certain due diligence items and approval of the shareholders of each of the Company and Reptron. If all of the conditions are satisfied and if the Merger becomes effective, the Company's shareholders will receive .2222 shares of fully paid and nonassessable shares of common stock, $.01 par value, of Reptron for each issued and outstanding share of common stock, $.01 par value, of the Company. The transaction is expected to close around October 1998 and be accounted for as a pooling of interests and a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products and Aved Display Technologies divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. These products are also sold to OEMs.

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended June 30, 1998 were $63.0 million and $126.5 million, representing a 7.6% and 3.0% decrease from net sales of $68.1 million and $130.4 million for the same periods of 1997. The decreases in net sales were attributable to market conditions and the continued decline in unit prices on certain products. The decline in unit prices more than offset an increase in volume.

Gross profit was $14.6 million and $28.7 million for the second quarter and first six months of 1998, compared to $15.2 million and $29.3 million for the same periods of 1997. The decreases were due to the decrease in net sales. Gross profit margins as a percentage of net sales were 23.1% and 22.7% for the second quarter and first six months of 1998 compared to 22.3% and 22.5% for the second quarter and first six months of 1997. The gross profit margins for the 1998 periods reflected a fewer number of low margin, large volume transactions as compared to the same periods of 1997 as well as continued changes in the Company's product mix. Management expects downward pressure on gross profit margins in the future.

Selling, general and administrative expenses ("SG&A") was $11.7 million for the second quarter of 1998 compared to $12.8 million for the second quarter of 1997. SG&A for the first half of 1998 was $23.8 million compared to $25.3 million for the first six months of 1997. The decreases reflect the continued benefits of the Company's expense control programs. SG&A as a percentage of net sales improved to 18.6% and 18.8% for the second quarter and six months ended June 30, 1998, from 18.9% and 19.4% for the same periods of 1997. The improvement in SG&A as a percentage of net sales reflects the decrease in SG&A in absolute dollars which more than offset the impact of the reduction in net sales. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies and greater economies of scale in the future if the Company succeeds in increasing its sales volume. SG&A in absolute dollars and as a percentage of net sales may increase in the near term.

Income from operations increased to $2.9 million for the second quarter of 1998, compared to $2.4 million for the second quarter of 1997. For the six months ended June 30, 1998, income from operations increased to $4.9 million, compared to $4.1 million for the same period of 1997. The increases in income from operations were attributable to the benefits derived from the Company's cost control programs and improved operating efficiencies as well as the decrease in SG&A in both absolute dollars and as a percentage of net sales.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

Interest expense was $1.1 million and $2.2 million for the second quarter and first half of 1998, as compared to $1.3 million and $2.5 million for the same periods of 1997. The decrease in the second quarter and first six months of 1998 as compared to the 1997 periods resulted from lower average borrowings.

Net income was $1.0 million ($.05 per share) and $1.5 million ($.08 per share) for the quarter and six months ended June 30, 1998, compared to $622,000 ($.03 per share) and $924,000 ($.05 per share) for the same periods of 1997. The increase in earnings reflects the improved operating efficiencies combined with a reduction in interest expense which offset the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1998 increased to $65.3 million from working capital of $63.3 million at December 31, 1997. The current ratio was 2.65:1 at June 30, 1998, as compared to 2.58:1 at December 31, 1997. The increases in working capital and the current ratio were primarily due to an increase in accounts receivable and a decrease in accounts payable. These changes more than offset a decrease in inventory. Accounts receivable levels at June 30, 1998 were $35.1 million, up from accounts receivable of $32.9 million at December 31, 1997, reflecting increased sales for June 1998 over December 1997.

During the first quarter of 1998, as a result of the Company satisfying certain conditions, the Company's borrowing rate under its credit facility was decreased by one-quarter of one percent (.25%). In July 1998, subsequent to the balance sheet date, the Company's credit facility was amended whereby certain financial covenants were modified. At June 30, 1998, outstanding borrowings under this facility aggregated $39.2 million.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

The Company has signed a letter of intent ("LOI") dated June 21, 1998 with Reptron Electronics, Inc. ("Reptron"). The LOI memorializes the nonbinding understanding between the Company and Reptron regarding the merger of Reptron's distribution operations with the Company (the "Merger"). The merged businesses will be conducted in a wholly-owned subsidiary of Reptron dedicated to the distribution activities of the combined businesses. The transaction is subject to the execution of a definitive agreement and plan of merger and thereafter, among other conditions, compliance with the Hart-Scott-Rodino Antitrust Act, the filing and effectiveness of a registration statement with the Securities and Exchange Commission, completion of certain due diligence items and approval of the shareholders of each of the Company and Reptron. If all of the conditions are satisfied and if the Merger becomes effective, the Company's shareholders will receive .2222 shares of fully paid and nonassessable shares of common stock, $.01 par value, of Reptron for each issued and outstanding share of common stock, $.01 par value, of the Company. The transaction is expected to close around October 1998 and be accounted for as a pooling of interests and a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

industry, and/or future events (including the contemplated Merger with Reptron) relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements or the Merger with Reptron include, without limitation, the failure of the Company and Reptron to enter into a definitive agreement and plan of merger or thereafter, among other matters, the inability to obtain any required consents or approvals of governmental agencies, the shareholders of either company not approving the proposed Merger or Reptron being unable to refinance or otherwise retire the Company's revolving credit facility, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, availability of products from and the establishment and maintenance of relationships with suppliers, price competition for products sold by the Company, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

================================================================================

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         10.1     Amendment No. 3 to Loan and Security  Agreement dated July 31,
                  1998.
         11.1     Statement Re:  Computation of Per Share Earnings (Unaudited).
         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ALL AMERICAN SEMICONDUCTOR, INC.
                               (Registrant)

Date:  August 13, 1998         /s/ PAUL GOLDBERG
                               -------------------------------------------------
                               Paul Goldberg, Chairman of the Board
                               (Duly Authorized Officer)

Date:  August 13, 1998         /s/ HOWARD L. FLANDERS
                               -------------------------------------------------
                               Howard L. Flanders, Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)