Form 10-Q
period 1998-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1998-11-13
CIK 818074

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 11, 1998, 19,866,906 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


Part     Item                                                                                Page
No.      No.                               Description                                       No.
-------------------------------------------------------------------------------------------------

I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 1998
                    (Unaudited) and December 31, 1997........................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                    and Nine Months Ended September 30, 1998 and 1997 (Unaudited)............   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Nine Months Ended September 30, 1998 and 1997 (Unaudited)................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)...........   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................   6


II                OTHER INFORMATION:

         6.       Exhibits and Reports on Form 8-K...........................................   9

                  SIGNATURES.................................................................   9


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                SEPTEMBER 30           DECEMBER 31
ASSETS                                                                                  1998                  1997
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
  Cash  ..............................................................       $       101,000       $       444,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,201,000 and $1,166,000.............................            32,170,000            32,897,000
  Inventories.........................................................            64,709,000            67,909,000
  Other current assets................................................             2,648,000             2,074,000
                                                                             ---------------       ---------------
    Total current assets..............................................            99,628,000           103,324,000
Property, plant and equipment - net...................................             4,538,000             4,779,000
Deposits and other assets.............................................             3,050,000             3,157,000
Excess of cost over fair value of net assets acquired - net...........             1,076,000             1,026,000
                                                                             ---------------       ---------------
                                                                             $   108,292,000       $   112,286,000
                                                                             ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt...................................       $       315,000       $       304,000
  Accounts payable and accrued expenses...............................            32,053,000            39,154,000
  Income taxes payable................................................               556,000               389,000
  Other current liabilities...........................................               141,000               169,000
                                                                             ---------------       ---------------
    Total current liabilities.........................................            33,065,000            40,016,000
Long-term debt:
  Notes payable.......................................................            40,282,000            39,084,000
  Subordinated debt...................................................             6,209,000             6,293,000
  Other long-term debt................................................             1,220,000             1,219,000
                                                                             ---------------       ---------------
                                                                                  80,776,000            86,612,000
                                                                             ---------------       ---------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................................                     -                     -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 19,866,906 and 20,353,894 shares issued,
    19,866,906 and 19,863,895 shares outstanding......................               199,000               199,000
  Capital in excess of par value......................................            25,592,000            25,588,000
  Retained earnings...................................................             2,176,000               338,000
  Treasury stock, at cost, 180,295 shares.............................              (451,000)             (451,000)
                                                                             ---------------       ---------------
                                                                                  27,516,000            25,674,000
                                                                             ---------------       ---------------
                                                                             $   108,292,000       $   112,286,000
                                                                             ===============       ===============


See notes to consolidated condensed financial statements



ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               QUARTERS                           NINE MONTHS
PERIODS ENDED SEPTEMBER 30                               1998              1997              1998             1997
------------------------------------------------------------------------------------------------------------------

NET SALES..................................   $    59,027,000   $    69,771,000   $   185,538,000  $   200,141,000
Cost of sales..............................       (45,896,000)      (54,453,000)     (143,742,000)    (155,487,000)
                                              ---------------   ---------------   ---------------  ---------------
Gross profit...............................        13,131,000        15,318,000        41,796,000       44,654,000
Selling, general and
  administrative expenses..................       (11,516,000)      (12,142,000)      (35,308,000)     (37,401,000)
                                              ---------------   ---------------   ---------------  ---------------

INCOME FROM OPERATIONS.....................         1,615,000         3,176,000         6,488,000        7,253,000
Interest expense...........................        (1,071,000)       (1,199,000)       (3,263,000)      (3,655,000)
                                              ---------------   ---------------   ---------------  ---------------

INCOME BEFORE INCOME TAXES.................           544,000         1,977,000         3,225,000        3,598,000
Income tax provision.......................          (234,000)         (850,000)       (1,387,000)      (1,547,000)
                                              ---------------   ---------------   ---------------  ---------------

NET INCOME.................................   $       310,000   $     1,127,000   $     1,838,000  $     2,051,000
                                              ===============   ===============   ===============  ===============

Earnings per share:
  Basic and diluted........................            $  .02            $  .06            $  .09           $  .10
                                                       ======            ======            ======           ======



See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                                          1998                  1997
------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities................         $    (707,000)       $    6,262,000
                                                                               -------------        --------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.................................              (326,000)             (186,000)
Increase in other assets..............................................              (295,000)              (83,000)
                                                                               -------------        --------------

      Cash flows used for investing activities........................              (621,000)             (269,000)
                                                                               -------------        --------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement............             1,229,000            (6,184,000)
Increase in notes payable.............................................                14,000                     -
Repayments of notes payable...........................................              (262,000)             (214,000)
Net proceeds from issuance of equity securities.......................                 4,000                15,000
                                                                               -------------        --------------

      Cash flows provided by (used for) financing activities..........               985,000            (6,383,000)
                                                                               -------------        --------------

Decrease in cash......................................................              (343,000)             (390,000)
Cash, beginning of period.............................................               444,000               525,000
                                                                               -------------        --------------

Cash, end of period...................................................         $     101,000        $      135,000
                                                                               =============        ==============

Supplemental Cash Flow Information:
Interest paid.........................................................         $   3,170,000        $    3,970,000
                                                                               =============        ==============

Income taxes paid - net...............................................         $   1,223,000        $      115,000
                                                                               =============        ==============



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1998, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

                                           QUARTERS                     NINE MONTHS
PERIODS ENDED SEPTEMBER 30           1998            1997            1998           1997
----------------------------------------------------------------------------------------
Basic........................  19,686,611      19,673,600      19,684,604     19,670,859
Diluted......................  20,072,481      19,860,937      20,126,049     19,706,939

2.   LONG-TERM DEBT

Outstanding borrowings at September 30, 1998 under the Company's $100 million line of credit facility aggregated $40,229,000. In July 1998, the Company's credit facility was amended whereby certain financial covenants were modified.

3.   OPTIONS

During the quarters ended June 30 and September 30, 1998, no stock options were granted by the Company. During the quarter ended March 31, 1998, the Company granted an aggregate of 195,000 stock options to 31 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $1.44 per share (market value at date of grant) and generally vest over a five-year period and are exercisable over a six-year period. During the nine months ended September 30, 1998, 3,011 stock options were exercised at prices ranging from $1.07 to $1.24 per share and 66,250 stock options were canceled at exercise prices ranging from $1.00 to $1.44 per share.

4.   ACQUISITIONS

In connection with the December 29, 1995 acquisitions of all of the capital stock of Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc. (collectively the "Added Value Companies"), the Company paid approximately $107,000 of additional consideration to certain of the selling stockholders of the Added Value Companies since the aggregate value of the shares of the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


Company's common stock issued to these individuals did not, by June 30, 1998, appreciate in the aggregate by $107,000. The additional consideration is included in excess of cost over fair value of net assets acquired in the accompanying Consolidated Condensed Balance Sheet as of September 30, 1998. The Company has not included in excess of cost over fair value of net assets acquired as of September 30, 1998 approximately $159,000 of additional consideration that would have been payable to another selling stockholder of the Added Value Companies since such additional consideration has been applied by the Company to partially satisfy certain claims alleged by the Company against such selling stockholder arising with respect to the transaction with the Added Value Companies.

5.   MERGER TERMINATION

In June 1998, the Company signed a letter of intent with Reptron Electronics, Inc. ("Reptron") regarding the merger of Reptron's distribution operations with the Company (the "Merger"). Subsequent to the balance sheet date, Merger negotiations between the Company and Reptron were terminated.

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

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended September 30, 1998 were $59.0 million and $185.5 million, representing a 15.4% and 7.3% decrease from net sales of $69.8 million and $200.1 million for the same periods of 1997. The decreases in net sales were attributable to market conditions and the continued decline in unit prices on certain products as well as the negative impact of the distractions caused by a proposed merger which did not occur.

Gross profit was $13.1 million and $41.8 million for the third quarter and first nine months of 1998, compared to $15.3 million and $44.7 million for the same periods of 1997. The decreases were due to the decrease in net sales. Gross profit margins as a percentage of net sales were 22.2% and 22.5% for the third quarter and first nine months of 1998 compared to 22.0% and 22.3% for the third quarter and first nine months of 1997. Management expects downward pressure on gross profit margins in the future.

Selling, general and administrative expenses ("SG&A") was $11.5 million for the third quarter of 1998 compared to $12.1 million for the third quarter of 1997. SG&A for the first nine months of 1998 was $35.3 million compared to $37.4 million for the first nine months of 1997. The decreases reflect the continued benefits of the Company's expense control programs. SG&A as a percentage of net sales increased to 19.5% and 19.0% for the third quarter and nine months ended September 30, 1998, from 17.4% and 18.7% for the same periods of 1997. The increases in SG&A as a percentage of net sales reflect the impact of the reduction in net sales discussed above. With its present infrastructure, including the Company's excess plant capacity, the Company believes that it can support higher sales without a significant increase in fixed costs. This should result in improved operating efficiencies and greater economies of scale in the future if the Company succeeds in increasing its sales volume. SG&A in absolute dollars and as a percentage of sales may increase in the near term.

Income from operations was $1.6 million and $6.5 million for the third quarter and first nine months of 1998, compared to $3.2 million and $7.3 million for the same periods of 1997. The decreases in income from operations were attributable to the decreases in net sales which more than offset the benefits derived from the Company's cost control programs.

Interest expense was $1.1 million and $3.3 million for the third quarter and first nine months of 1998, as compared to $1.2 million and $3.7 million for the same periods of 1997. The decreases in interest expense

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

for the third quarter and first nine months of 1998 as compared to the 1997 periods resulted from lower average borrowings as well as a decrease in the Company's borrowing rate.

Net income was $310,000 ($.02 per share) and $1.8 million ($.09 per share) for the quarter and nine months ended September 30, 1998, compared to $1.1 million ($.06 per share) and $2.1 million ($.10 per share) for the same periods of 1997. The decrease in earnings reflects the reduction in net sales which more than offset the reduction in SG&A in absolute dollars and the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1998 increased to $66.6 million from working capital of $63.3 million at December 31, 1997. The current ratio was 3.01:1 at September 30, 1998, as compared to 2.58:1 at December 31, 1997. The increases in working capital and the current ratio were primarily due to the decreases in accounts payable and accrued expenses which were partially offset by a decrease in inventory. Accounts receivable levels at September 30, 1998 were $32.2 million, down slightly from accounts receivable of $32.9 million at December 31, 1997, reflecting a decrease in the rate of sales during the third quarter of 1998 compared to the last quarter of 1997. Inventory declined to $64.7 million at September 30, 1998 from $67.9 million at December 31, 1997. Accounts payable and accrued expenses decreased to $32.1 million at September 30, 1998 from $39.2 million at December 31, 1997. The decreases in inventory and accounts payable reflect a reduction in inventory purchases.

During the first quarter of 1998, as a result of the Company satisfying certain conditions, the Company's borrowing rate under its line of credit facility was decreased by one-quarter of one percent (.25%). Additionally, during the third quarter of 1998, the Company's credit facility was amended whereby certain financial covenants were modified. At September 30, 1998, outstanding borrowings under this facility aggregated $40.2 million.

In June 1998, the Company signed a letter of intent with Reptron Electronics, Inc. ("Reptron") regarding the merger of Reptron's distribution operations with the Company (the "Merger"). In October 1998, Merger negotiations between the Company and Reptron were terminated.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

STATE OF READINESS AND COSTS TO ADDRESS YEAR 2000 ISSUE

The Company has evaluated its business information technology (IT) systems as well as its non-IT systems and has surveyed its major vendors. The Company currently believes that its internal systems are in compliance with Year 2000 requirements or, to the extent any further required modifications are necessary, will comply with Year 2000 requirements without material expenditures of funds or internal resources. Based upon the survey of the Company's major suppliers, the Company currently believes that Year 2000 issues of its suppliers should not have a material adverse effect on the Company's business, operations or financial condition. Nevertheless, to the extent the Company's vendors (particularly its major vendors) experience Year 2000 difficulties, the Company may face delays in obtaining or even be unable to obtain certain products and services and therefore may be unable to make shipments to customers resulting in a material adverse effect on the Company's business, operations and financial condition. The Company has not surveyed its customers or other third parties with which it has a business relationship. As no

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

assessment has been made of any potential impact by customers' or other third parties' non-compliance (such as the ability of customers to electronically interface with the Company), the Company does not have a cost estimate to address any non-compliance by these third parties nor can any assurance be given that such non-compliance will not result in a material adverse effect on the Company's business, operations and financial condition. The Company has not undertaken an analysis (nor does it currently intend to analyze) the effect of a worst-case Year 2000 scenario on the Company's business, operations or financial condition and, accordingly, the materiality of such effect (if any) is uncertain and the Company does not have a contingency plan and currently does not intend to create one.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  (within  the  meaning  of
Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, the ability of the Company to enter or expand new market areas, the availability of acquisition opportunities and the associated costs, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers and other third parties with which the Company has a business relationship of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         10.1 Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg.

         10.2 First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg.

         10.3 First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Howard L. Flanders.

         10.4 First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Rick Gordon.

         10.5 Mortgage Deed dated August 21, 1998, by Bruce Mitchell Goldberg and Jayne Ellen Goldberg in favor of the Company.

         11.1     Statement Re:  Computation of Per Share Earnings (Unaudited).

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.


                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ALL AMERICAN SEMICONDUCTOR, INC.
                               (Registrant)

Date:  November 13, 1998       /s/ PAUL GOLDBERG
                               -------------------------------------------------
                               Paul Goldberg, Chairman of the Board
                               (Duly Authorized Officer)

Date:  November 13, 1998       /s/ HOWARD L. FLANDERS
                               -------------------------------------------------
                               Howard L. Flanders, Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)