Form 10-K
period 1998-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1999-03-31
CIK 818074

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 17, 1999, 19,866,906 shares (including 160,703 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $13,200,000.

                      Documents Incorporated by Reference:
Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 1998

TABLE OF CONTENTS


PART     ITEM                                                                                                  PAGE
NO.      NO.      DESCRIPTION                                                                                   NO.
---      ---      -----------                                                                                   ---

I           1     Business................................................................................        1
            2     Properties..............................................................................       13
            3     Legal Proceedings ......................................................................       13
            4     Submission of Matters to a Vote of Security-Holders.....................................       13


II          5     Market for the Registrant's Common Equity and Related Stockholder Matters...............       14
            6     Selected Financial Data.................................................................       15
            7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................       17
            7A    Quantitative and Qualitative Disclosures about Market Risk..............................       22
            8     Financial Statements and Supplementary Data.............................................       22
            9     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................................................       22


III        10     Directors and Executive Officers of the Registrant......................................       22
           11     Executive Compensation..................................................................       22
           12     Security Ownership of Certain Beneficial Owners and Management..........................       22
           13     Certain Relationships and Related Transactions..........................................       22


IV         14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................       22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products; networking, satellite and communications products; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. See "Business Strategy-Expansion" and "Products." These products are also sold to OEMs. In 1995 and 1996 the Company also distributed a limited offering of computer products including motherboards, computer upgrade kits, keyboards and disk drives. During the third quarter of 1996, the Company discontinued its computer products division ("CPD"). See "Products."

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the seventh largest distributor of semiconductors and the 14th largest electronic components distributor overall in the United States, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014.

THE ELECTRONICS DISTRIBUTION INDUSTRY

The electronics industry is one of the largest and fastest growing industries in the United States. Industry associations estimate total U.S. factory sales of electronic products at approximately $475 billion for 1998 compared to $276 billion in 1991. The growth of this industry has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, networking, satellite and telecommunications equipment, multimedia, Internet-related products; as well as the increased utilization of electronic components in a wide range of industrial, consumer and military products.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products account for approximately 33% and 28%, respectively, of the electronic components distribution marketplace, while systems and computer products account for the remaining 39%. Prior to June 1995, the Company was a distributor of only semiconductors and passive/electromechanical products. In mid 1995, the Company created a computer products division ("CPD"). The operations of this division, which had carried a very limited product offering, were discontinued in the third quarter of 1996. See "Products."

Distributors are an integral part of the electronics industry. During 1998, an estimated $22 billion of electronic components were sold through distribution in the United States, up from $10 billion in 1992. In recent years, there has been a growing trend for distribution to play an increasing role in the electronics industry. OEMs and CEMS which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for OEMs and CEMs, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that OEMs and CEMs will continue to increase their service and quality requirements, and that this trend will result in OEMs, CEMs and electronic component manufacturers continuing to be dependent on distributors in the future.

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

BUSINESS STRATEGY

The Company's strategy is to continue its managed growth and to gain market share by: (i) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions, and (ii) increasing sales to existing customers by continuing to expand its product offerings and service capabilities. While the Company's aggressive growth plans caused an adverse effect on profitability in 1996 and prior years, the Company believes that the investment in expansion was necessary to position the Company to participate in the dynamics of its rapidly changing industry and to achieve greater profitability in the future. Once the Company achieved a critical mass, obtained the necessary geographic coverage and expanded its distribution capacity to facilitate additional growth, the Company began to shift its focus from increasing market share to a combination of continued market share growth with a greater focus on increasing profitability. In this regard, during 1996 the Company eliminated or reduced certain aspects of its operations and services that were not economically feasible to continue or expand and, in 1997, achieved record levels of profitability. While the Company was poised to continue to improve its profitability during 1998, the industry was changing. At the same time, the industry was marred with continued price erosion and intensely increased competitive market conditions. In an effort to better position itself to address these changing conditions and to become a more formidable force in facing the challenges of an increasingly competitive and consolidating industry, the Company entertained a merger proposal which resulted in the Company entering into a letter of intent to merge with the distribution operations of a sizeable competitor. While efforts to complete the transaction were underway, financial markets were in turmoil, industry market conditions were worsening and industry dynamics were undergoing changes. As a result of these and other factors, efforts to complete the transaction were prolonged for several months and ultimately the transaction was terminated due to factors beyond the Company's control. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Selling, General and Administrative Expenses" and Note 5 to Notes to Consolidated Financial Statements. As a result of the attempted merger, the Company put internal expansion on hold and lost its momentum for internally generated growth. Additionally, throughout 1998 the Company was negatively impacted by the distraction resulting from the evaluation of, and preparations for the integration of operations in connection with the proposed merger. These merger-related factors, as well as negative market conditions and price erosion, combined to result in a decline in the Company's revenues in 1998.

Once the merger efforts were terminated in the fourth quarter of 1998, management invested a significant amount of time refocusing the Company on facing the industry challenges and once again achieving internal growth. While management believes that it can increase market share and that it can increase profitability, there can be no assurance that these goals will be achieved.

EXPANSION

The Company had undergone significant expansion prior to 1998, including opening new offices, relocating and expanding existing offices and acquiring other companies, all in order to increase its sales volume, expand its geographic coverage and become recognized as a national distributor. See "Sales and Marketing-Sales Office Locations" and Note 3 to Notes to Consolidated Financial Statements.

As a result of the implementation of the Company's business strategy, the Company had until 1998 experienced significant growth. In order to effectively drive and manage its expansion, the Company had over the last several years prior to 1998: (i) restructured, enhanced and expanded its sales staff and sales management and marketing team; (ii) expanded its quality control programs, including the implementation of its total quality management ("TQM") and continuous process improvement programs that ensure quality service, enhance productivity and, over time, reduce costs; (iii) created and staffed a corporate operations department; (iv) developed state-of-the-art distribution technology,
(v) enhanced its asset management capabilities through new computer and telecommunications equipment and (vi) opened an additional west coast credit department and an east coast regional credit department. To keep up with industry trends the Company has made significant investments in its web site and Internet capabilities as well as other forms of electronic commerce; has expanded its investment in its Field Application Engineer ("FAE") program; and has increased its investment in its materials management solutions, or "MMS", capabilities. To better service the large customer base in the western part of the United States and to enhance relationships with a supplier base that is predominantly based in California, during 1994 the Company opened a west coast corporate office which initially housed sales and marketing executives and the head of the Company's FAE program. In 1995 the Company also opened a west coast distribution center in Fremont, California (near San Jose). In 1998 the Company dramatically expanded its west coast corporate offices and relocated the President and CEO of the Company to San Jose to be based where sales and marketing functions are headquartered.

In December 1995 the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions"; see Note 3 to Notes to Consolidated Financial Statements) all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain;" Rocky Mountain together with Added Value, collectively the "Added Value Companies"). As a result of these acquisitions, the Company added new sales locations, new operations facilities and several new product offerings. See "Sales and Marketing-Sales Office Locations" and "Products."

The Company expanded its international presence during 1998 with the opening of a sales office in Guadalajara, Mexico. The Company plans to open new offices and may acquire additional companies in the future. The Company also plans to continue its focus on improving the financial performance and market penetration of each existing location.

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

During 1998, the Company added new suppliers and expects to add additional suppliers in the future. These new suppliers are intended to offer larger growth opportunities than some of the smaller suppliers that the Company has done business with in the past. New supplier relationships generally require up-front investments that could take substantial time to provide a return.

SERVICE CAPABILITIES

During the past several years, customers have been reducing their approved vendor base in an effort to place a greater percentage of their purchases with fewer, more capable distributors. As part of its overall strategy to increase market penetration, the Company has endeavored to develop state-of-the-art service capabilities. The Company refers to these service capabilities as "distribution technology." The Company believes that it has developed service capabilities comparable to some of the largest distributors in the industry, which service capabilities the Company believes are not yet readily available at many distributors of comparable size to the Company. The Company further believes that these capabilities are not generally made available by the largest distributors to middle market customers, which represent the vast majority of the Company's customer base. See "Competition." Management believes that smaller distributors generally do not have the ability to offer as broad an array of services as the Company. The Company differentiates itself from its competition by making state-of-the-art distribution technology available to both large and middle market customers. Although the Company believes that this differentiation will assist the Company's growth, there can be no assurance that such differentiation exists to the extent that the Company currently believes or that it will continue in the future.

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

In order to better support its customer base and improve the utilization of its distribution technology and kitting and turnkey services, the Company has focused on consulting with customers to jointly develop complete materials management solutions or "MMS". In the fourth quarter of 1996, the Company created an MMS Group to facilitate the consultation as well as the development and implementation of materials management solutions. The MMS Group is staffed with personnel experienced in the manufacturing environment and in supply chain management who can better understand the customers' processes and needs.

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

Another rapidly growing segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this growing segment of the industry, the Company opened a semiconductor programming center during the third quarter of 1995 and in January 1996 moved its programming center into the Company's 20,000 square foot facility in Fremont, California (near San Jose). In order to service growing customer demand as well as changing technologies, in early 1999 the Company significantly increased its investments in its programming capabilities by purchasing programming equipment and increasing its programming staff. In addition to enabling the Company to address a rapidly growing market for programmable products, this capability will allow the Company to attract new product lines that require programming capabilities.

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company designed and developed its own web site which became operational during the first quarter of 1997. In order to further expand its visibility and functionality on the Internet, the Company has engaged with third party Internet service companies. These engagements are expected to increase revenues, reduce transaction costs and afford the Company an opportunity to do business in a new and still developing marketplace. While these engagements have increased operating costs in 1997 and 1998 and may increase costs further in future years, many benefits are expected to be realized from these investments, however, no assurances can be made that the Company will realize such benefits.

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

While the Company offers many of the latest technology semiconductor and passive products, its focus historically had been on mature products that have a more predictable demand, more stable pricing and more constant sourcing. The Company believes that the greater predictability in the demand for these products and the fact that component manufacturers are not likely to invest capital in order to increase production of older technologies combine to reduce the risks inherent in large volume purchases of mature products. By making large volume purchases, the Company decreases its per-unit cost, thus increasing its potential for higher profit margins upon resale of these mature products. Although the Company continues to position itself as a leader in the more mature product lines, as part of its growth strategy, the Company has expanded its focus to include offering newer technology products as well as on selling high volumes of commodity products. These newer technologies and commodity products are playing a greater role in the overall sales mix of the Company and are expected to play an even greater role in the overall sales mix to the extent the Company's sales grow. Most of the commodity products, and many of the newer technology products, have lower profit margins than the more mature product lines.

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

The Company has addressed the FPD market in three ways. First, the Company has assembled a comprehensive offering of FPD products, including products from manufacturers of FPDs, as well as manufacturers of the necessary support products such as back-light inverters and driver boards. The second aspect in addressing the FPD market is to develop the technical support necessary to assist customers with integrating FPD applications. In this regard the Company's FAE program and marketing department have been developing expertise in FPD applications and integration. Additionally, the Company has added FPD specialists to its sales and marketing groups.

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

MEMORY MODULES

As a result of the Added Value Acquisitions, the Company also designs, has manufactured and sells memory modules under the Aved Memory Products, or AMP label. Memory products, which include the memory module subsegment, represent the largest product sector of semiconductor revenues. Memory modules facilitate the incorporation of expanded memory in limited space. In addition to Aved Memory Products, the Company has other suppliers of memory module products.

With respect to all products manufactured or assembled for ADT and AMP, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

COMPUTER PRODUCTS

While the Company currently believes that 39% of electronics distributors' revenues relate to computer products, the Company has not in the past derived significant revenues from the sale of these products. In June 1995, the Company began to distribute motherboards, and in connection therewith, established a computer products division or CPD. This division expanded its offering to include computer upgrade kits, disk drives and keyboards. Sales from this division generated substantially lower profit margins than were generated by the Company's other products. As a result of supply problems and related losses, as well as a decision by the Company to focus its resources on its active and passive components business, the operations of CPD were discontinued in the third quarter of 1996.

CUSTOMERS

The Company markets its products primarily to OEMs in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; networking, satellite and communications products; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 12,000 accounts. During 1998, no customer accounted for more than 4% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

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

The Company's marketing strategy is to be a preferred and expanding source of supply for all middle market customers. The Company is achieving this by providing a broader range of products and services than is available from smaller and comparably sized distributors, and a higher level of attention than these customers receive from the larger distributors. In addition, the Company continues its efforts to become a more significant supplier for the top tier customers by focusing on a niche of products not emphasized by the larger distributors while providing the high level of quality, service and technical capabilities required to do business with these accounts.

MARKETING TECHNIQUES

The Company expanded its marketing group by adding a west coast marketing department strategically situated in Silicon Valley during 1996. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders;
(ii) ongoing advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; (iv) the Company's telemarketing efforts; and (v) a web site on the Internet. The Company also uses its expanded service capabilities, FAE Program, its MMS Group and its status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

SALES PERSONNEL

As of March 1, 1999, the Company employed 290 people in sales on a full-time basis, of which 113 are field salespeople, 114 are inside salespeople, 24 are in management, 23 are in administration and 16 are electrical engineers in the technical sales or FAE Program. The Company also had 19 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit and operating income goals.

SALES OFFICE LOCATIONS

The Company currently operates 30 sales offices in 20 states, Canada and Mexico. The locations of the sales offices are in each of the following geographic markets: Huntsville, Alabama; Phoenix, Arizona; Orange County, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Miami and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Guadalajara, Mexico; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City, Utah; Seattle, Washington and Milwaukee, Wisconsin. The Company also retains field sales representatives to market other territories throughout the United States, Canada, Puerto Rico and Mexico. The Company may consider opening branches in these other territories if the representatives located there achieve certain sales levels.

TRANSPORTATION

All of the Company's products are shipped through third party carriers. Incoming freight charges are generally paid by the Company, while outgoing freight charges are typically paid by the customer.

SEASONALITY

The Company's sales have not historically been materially greater in any particular season or part of the year.

FOREIGN SALES

Sales to foreign countries aggregated approximately $9.4 million, $5.4 million and $1.9 million for 1998, 1997 and 1996, respectively.

BACKLOG

As is typical of distributors, the Company has a backlog of customer orders. While these customer orders are cancelable, the Company believes its backlog is an indicator of future sales. At December 31, 1998, the Company had a backlog in excess of $43 million, compared to a backlog in excess of $50 million at December 31, 1997 and $49 million at December 31, 1996. In 1993, 1994 and 1995, the Company operated in a highly allocated market where the demand for products was much greater than the supply. As a result of these product shortages, customers had a practice of placing longer term product needs on order with distributors to increase their probabilities of receiving their products on time and to protect against rising prices. At the end of 1995 and during 1996, product availability increased and there was a dramatic shift to an oversupply market which continued through 1997 and 1998. In response to this dramatic shift customers began canceling order backlogs to lower their inventories and to take advantage of the better pricing which became available. Today the customer practice is to keep much lower levels of product on order as delivery times are much shorter than they were in 1993, 1994 and 1995. Additionally, the Company has increased its practices of EDI transactions where the Company purchases inventory based on electronically transmitted customer forecasts that do not become an order until the date of shipment and, therefore, are not reflected in the Company's backlog. As a result of the dramatic shift in the supply-demand balance and the increase in EDI transactions, the Company's backlog is lower than it was in the past two years and the Company believes that the backlog figures have a different indication of future sales levels than the backlog figures of the 1993 through 1995 period.

By February 28, 1999, the Company's backlog had risen to approximately $50 million. The Company believes that a substantial portion of its backlog
represents   products  due  to  be  delivered  within  the  next  three  months.
Approximately 40% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements.

SUPPLIERS

The Company generally purchases products from component manufacturers pursuant to non-exclusive distribution agreements. Such suppliers generally limit the number of distributors they will authorize in a given territory in order to heighten the distributor's focus on their products as well as to prevent over-distribution. Suppliers also limit the number of distributors in order to reduce the costs associated with managing multiple distributors. As a factory authorized distributor, the Company obtains sales referrals, as well as sales, marketing and engineering support, from component manufacturers. This support assists the Company in closing sales and obtaining new customers. The Company's status as an authorized distributor is a valuable marketing tool as customers recognize that when dealing with an authorized distributor they receive greater support from the component manufacturers.

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

As a result of the Company's strategy, from 1980 to 1996, the Company increased the number of suppliers it represented from 20 to over 100 in order to expand its product offerings and better serve its customers. As a result of its rapid growth and the acquisitions it has completed over the years, the Company has an overlap of suppliers in many product areas and, while still maintaining an expanded offering of products, the Company began in 1996 to reduce the number of suppliers with which it does business. While this causes the Company to incur costs and may require the Company to increase inventory reserves, this move is expected to increase the return on investment with, and the productivity of, the remaining suppliers in future periods. The Company presently represents 85 suppliers.

All distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 1998, the Company's three largest suppliers accounted for 20%, 7% and 5% of consolidated purchases, respectively. Most of the products that the Company sells are available from other sources. While the Company believes that the loss of a key supplier could have an adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. If the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of a significant number of suppliers in a short period of time could have a material adverse effect on the Company. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

FACILITIES AND SYSTEMS

FACILITIES

The Company's corporate headquarters and main distribution center are located in a 110,800 square foot facility in Miami, Florida. The Company occupies this facility through a lease which expires in 2014, subject to the Company's right to terminate at any time after May 1999 upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord. The lease for this facility contains three six-year options to renew at the then fair market value rental rates. The lease, which began in May 1994, provides for annual fixed rental payments totaling approximately $264,000 in the first year; $267,000 in the second year; $279,000 in each of the third, fourth and fifth years; $300,600 in the sixth year; $307,800 in the seventh year; and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year. Although continued growth is not assured, the Company estimates that this facility has capacity to handle over $400 million in annual revenues.

As a result of the Added Value Acquisitions, the Company leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility presently contains the separate divisions created for flat panel displays (ADT) and memory module (AMP) operations as well as a distribution center. See "Products." During 1998 the Denver sales operations were moved to a separate office. The 7,600 square foot facility is now dedicated solely to certain value-added services and a regional distribution center.

During 1995, the Company entered into a lease for a west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). This facility contains approximately 20,000 square feet of space. The Company moved into this facility in January 1996. The Company has used this space to expand its semiconductor programming and component distribution capabilities and to further improve quality control and service capabilities for its west coast customers. Additionally, this space was originally intended to house the Company's distribution and operational support for its computer products division. As a result of the Company's decision to discontinue operations of its CPD, this additional facility was initially underutilized. The Company has been moving more of its component distribution inventory to this facility and, with the additional investment in programming equipment made in early 1999, the Company expects that any excess capacity will be utilized. No future growth of its programming and components distribution businesses can be assured in future periods.

During 1998, the Company entered into a new lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices as well as its northern California sales operation. This lease incorporates the previously leased space of approximately 11,000 square feet and adds a new adjoining space of approximately 9,000 square feet. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and CEO of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet is not presently being utilized and the Company is currently pursuing a tenant to sublet this space. In addition, the Company leases space for its other sales offices, which offices range in size from approximately 1,000 square feet to 8,000 square feet. See "Sales and Marketing-Sales Office Locations."

Due to the dramatic price erosion during the past few years, the Company believes its unit volume shipped has increased. As a result, the Company has utilized some of its excess capacity. Although the excess capacity is somewhat diminished, the Company still has excess capacity with its distribution centers in Miami, Florida; Fremont, California; and Denver, Colorado. To the extent that the Company increases sales in future periods, management expects to realize improved operating efficiencies and economies of scale. There can be no assurance, however, that any sales growth will be obtained.

SYSTEMS

The Company's systems and operations are designed to facilitate centralized warehousing which allows salespeople across the country to have real-time access to inventory and pricing information and allows a salesperson in any office to enter orders electronically, which instantaneously print in the appropriate distribution facility for shipping and invoicing. The combination of the centralized distribution centers and the electronic order entry enable the Company to provide rapid order processing at low costs. The system also provides for automatic credit checks, which prohibit any product from being shipped until the customer's credit has been approved. Additionally, the systems allow the Company to participate with customers and suppliers in electronic data interchange, or EDI, and to expand customer services, including just-in-time deliveries, kitting programs, bar coding, automatic inventory replenishment programs, bonded inventory programs, in-plant stores and in-plant terminals.

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities, and to participate in electronic commerce, since 1995 the Company has expanded, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades to meet its computer and communications needs. The Company believes that these systems enhancements should assist in increasing sales and in improving efficiencies and the potential for greater profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved.

FOREIGN MANUFACTURING AND TRADE REGULATION

A significant number of the components sold by the Company are manufactured outside the United States and purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. As a result, the Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and changes in policies related to, among other things, anti-dumping legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during the past year, and there can be no assurance that such factors will not have a more significant adverse affect on the Company in the future. Since the Company purchases from United States subsidiaries or affiliates of foreign manufacturers, the Company's purchases are paid for in U.S. dollars.

EMPLOYEES

As of March 1, 1999, the Company employed 523 persons, of which 290 are involved in sales and sales management; 77 are involved in marketing; 54 are involved in the distribution centers; 38 are involved in operations; 10 are involved in management; 35 are involved in bookkeeping and clerical; and 19 are involved in management information systems. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

COMPETITION

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales exceeding $8 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors and local distributors. With sales offices in 20 states, the Company competes as a national distributor. Additionally, the Company is one of the few national distributors which has offices in Canada and Mexico. The Company, which was recently recognized by industry sources as the seventh largest distributor of semiconductors and the 14th largest electronic components distributor overall in the United States, believes its primary competition comes from the top 50 distributors in the industry. Recently, there has been an emergence of additional competition from the advent of third party logistics companies and businesses commonly referred to as e-brokers which have grown as a result of the expanded use of the Internet.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater assets and possess greater financial and personnel resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top six distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business at these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not emphasized by the top six distributors, or are fill-in or niche
products.   With  its  expanded  service   capabilities  and  quality  assurance
procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top six distributors for the middle market customer base is not as strong since the largest distributors focus their efforts on the major account base. For this reason, the Company has focused strong efforts on servicing this middle market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors, by seeking to offer more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to such middle market companies a higher service level than is offered to them by the major national and global distributors. The Company believes that today the top six distributors are seeking to penetrate the middle market customer base more than they have in the past.

ITEM 2.  PROPERTIES

See "Item 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 10 to Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) On December 10, 1998, the Company held its 1998 annual meeting of shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of three directors of the Company. The three nominees, who were existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

     NOMINEE FOR DIRECTOR        FOR                       ABSTAIN
     --------------------        ----------                --------
     Sheldon Lieberbaum          18,519,025     97.5%      468,149        2.5%
     S. Cye Mandel               18,612,733     98.0%      374,441        2.0%
     Daniel M. Robbin            18,613,653     98.0%      373,521        2.0%

     The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders and Rick Gordon.

(c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of the Company's common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

     Ratification of selection of independent accountants for 1998 fiscal year
     For                                        18,735,779     98.7%
     Against                                       143,195      0.8%
     Abstain                                       108,200      0.5%

(d)  Not applicable.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's common stock currently trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

QUARTER OF FISCAL YEAR                         HIGH                LOW
----------------------                         ----                ---

1997
----
First Quarter                                  1  7/16                15/16
Second Quarter                                 1  3/32                27/32
Third Quarter                                  1  21/32               31/32
Fourth Quarter                                 2  1/2              1  3/8

1998
----
First Quarter                                  2                   1  3/8
Second Quarter                                 2  15/32            1  7/16
Third Quarter                                  2  3/16                27/32
Fourth Quarter                                 1  7/16                3/4

1999
----
First Quarter (through March 17, 1999)         1  1/16                3/4

As of March 17, 1999, there were approximately 500 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that it has over 6,300 beneficial holders of its common stock.

On March 17, 1999, the Company was advised by the Nasdaq Listing Qualifications department of The Nasdaq Stock Market that, based upon its review of the Company's closing stock price for the past thirty days, that the Company's common stock had failed to maintain a closing bid price of greater than or equal to $1.00 for any trading day during such period as required under The Nasdaq Stock Market maintenance standards for a stock to be continued to be listed on The Nasdaq Stock Market. Although no delisting action was initiated at this time, the Company was provided ninety (90) calendar days in which to regain compliance with this maintenance standard. In the event that during the period ending June 17, 1999 (or any extended period granted by The Nasdaq Stock Market in its sole discretion upon application by the Company), the closing bid price of the Company's common stock is not greater than or equal to $1.00 for a minimum of ten (10) consecutive trading days, the Company's common stock would be delisted. If the Company's common stock is not listed on The Nasdaq Stock Market, trading, if any, in the Company's common stock would thereafter be conducted in the non-Nasdaq over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." The Company is currently reviewing its options with respect to the

Company's listing on The Nasdaq Stock Market. There can be no assurance that the Company's common stock will continue to remain eligible for listing on The Nasdaq Stock Market.

DIVIDEND POLICY

The Company has never paid cash dividends. In 1989, the Company's Board of Directors declared a 25% stock split effected in the form of a stock dividend. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. It is not anticipated, however, that the Company will pay cash dividends on its common stock in the foreseeable future, inasmuch as it expects to employ all available cash in the continued growth of its business. In addition, the Company's revolving line of credit agreement prohibits the payment of any dividends. See
Note 7 to Notes to Consolidated Financial Statements.

SALES OF UNREGISTERED SECURITIES

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company for and as of the years 1994 through 1998 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

YEARS ENDED DECEMBER 31                        1998            1997            1996           1995(1)          1994
-------------------------------------------------------------------------------------------------------------------
Net Sales (2).......................  $ 250,044,000   $ 265,640,000   $ 237,846,000  $ 177,335,000    $ 101,085,000
Cost of Sales (3)...................   (194,599,000)   (207,173,000)   (185,367,000)  (138,089,000)     (74,632,000)
                                      -------------   -------------   -------------  -------------    -------------
Gross Profit........................     55,445,000      58,467,000      52,479,000     39,246,000       26,453,000
Selling, General and
  Administrative Expenses...........    (46,880,000)    (48,257,000)    (51,675,000)   (32,321,000)     (23,374,000)
Restructuring and Other Nonrecurring
  Expenses (4)......................     (2,860,000)              -      (4,942,000)    (1,098,000)        (548,000)
                                      --------------  -------------   -------------  -------------    -------------
Income (Loss) from Continuing
  Operations........................      5,705,000      10,210,000      (4,138,000)     5,827,000        2,531,000
Interest Expense (5)................     (4,313,000)     (4,797,000)     (7,025,000)    (2,739,000)      (1,772,000)
                                      -------------   -------------   -------------  -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes....      1,392,000       5,413,000     (11,163,000)     3,088,000          759,000
Income Tax (Provision) Benefit......       (561,000)     (2,163,000)      2,942,000     (1,281,000)        (407,000)
                                      -------------   -------------   -------------  -------------    -------------
Income (Loss) from Continuing
  Operations Before Discontinued
  Operations and Extraordinary Items        831,000       3,250,000      (8,221,000)     1,807,000          352,000
Discontinued Operations (6).........              -               -      (1,757,000)        79,000                -
Extraordinary Items (7).............              -               -          58,000              -                -
                                      -------------   -------------   -------------  -------------    -------------
Net Income (Loss)...................  $     831,000   $   3,250,000   $  (9,920,000) $   1,886,000    $     352,000
                                      =============   =============   =============  =============    =============

Earnings (Loss) Per Share (8):
  Basic.............................           $.04            $.17          $(.50)           $.12             $.03
  Diluted...........................           $.04            $.16          $(.49)           $.12             $.03

Balance Sheet Data

DECEMBER 31                                    1998            1997            1996           1995             1994
-------------------------------------------------------------------------------------------------------------------
Working Capital.....................  $  68,192,000   $  63,308,000   $  69,823,000  $  59,352,000    $  39,800,000
Total Assets........................    118,957,000     112,286,000     112,921,000    114,474,000       57,858,000
Long-Term Debt, Including
  Current Portion...................     50,978,000      46,900,000      58,221,000     37,604,000       27,775,000
Shareholders' Equity................     26,509,000      25,674,000      22,396,000     32,267,000       16,950,000
Book Value Per Common Share.........          $1.33           $1.29           $1.13          $1.62            $1.37

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

(4) 1998 reflects a nonrecurring charge relating to the failed merger of Reptron Electronics, Inc.'s distribution operations with the Company. The nonrecurring charge includes expansion costs incurred in anticipation of supporting the proposed combined entity, employee-related expenses, professional fees and other merger-related out of pocket costs. 1996 includes non-recurring expenses consisting of: $1,092,000 relating to restructuring the Company's kitting and turnkey operations, $587,000 relating to the termination of certain employment agreements, $445,000 relating to relocating the Company's cable assembly division, $625,000 relating to the accrual of a postretirement benefit cost associated with an amendment to an employment agreement with one of the Company's executive officers, and $2,193,000 relating to an impairment of goodwill primarily related to the acquisitions of the Added Value Companies. 1995 reflects a charge for front-end incentive employment compensation associated with the Added Value Acquisitions. 1994 includes a charge for relocation of plant facilities in the amount of $185,000 and a write-off of the Company's product development investment of $363,000.

(5) Interest expense for 1996 includes amortization and a write-down of deferred financing fees relating to obtaining the Company's $100 million credit facility of approximately $2,148,000.

(6) Includes income (losses) from discontinued operations of $(166,000) (net of $125,000 income tax benefit) and $79,000 (net of $56,000 income tax provision) for 1996 and 1995, respectively, and a loss on disposal of $(1,591,000) (net of $1,200,000 income tax benefit) in 1996 relating to management's decision to discontinue its computer products division.

(7) Reflects an after-tax gain of $272,000 (net of $205,000 income tax provision) associated with the Company's settlement of a civil litigation and an after-tax non-cash expense of $214,000 (net of $161,000 income tax benefit) resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note.

(8) Weighted average common shares outstanding for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were 19,685,106, 19,672,559, 19,742,849,
    15,241,458 and 12,338,932, respectively, for basic earnings per share and were 19,994,009, 19,784,837, 20,105,761, 15,866,866, and 12,941,264,
    respectively, for diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The following table sets forth for the years ended December 31, 1998, 1997 and 1996, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of net sales. All percentages are based on net sales after excluding sales from discontinued operations.

                                                                                       Items as a Percentage
                                                                                            of Net Sales
                                                                                    --------------------------------
                                                                                             Years Ended
                                                                                             December 31
                                                                                    --------------------------------
                                                                                     1998         1997         1996
                                                                                    -----        ------       ------
Net Sales..................................................................         100.0%       100.0%       100.0%
Gross Profit...............................................................          22.2         22.0         22.1
Selling, General and Administrative Expenses...............................         (18.7)       (18.2)       (21.7)
Restructuring and Other Nonrecurring Expenses..............................          (1.1)           -         (2.1)
Income (Loss) from Continuing Operations...................................           2.3          3.8         (1.7)
Interest Expense...........................................................          (1.7)        (1.8)        (3.0)
Income (Loss) from Continuing Operations Before Income Taxes...............           0.6          2.0         (4.7)
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Extraordinary Items.......................................           0.3          1.2         (3.5)
Discontinued Operations....................................................             -            -          (.7)
Extraordinary Items........................................................             -            -            *
Net Income (Loss)..........................................................           0.3          1.2         (4.2)

-------------------
* not meaningful

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

SALES

Net sales for the year ended December 31, 1998 were $250.0 million, compared to net sales of $265.6 million for 1997. The decrease in net sales was partially attributable to price erosion and adverse market conditions within our industry. Sales for 1998 were also negatively impacted by the distractions resulting from a failed merger. See "Selling, General and Administrative Expenses" below and
Note 5 to Notes to Consolidated Financial Statements.

GROSS PROFIT

Gross profit was $55.4 million in 1998 compared to $58.5 million in 1997. The decrease in gross profit was due to the decrease in net sales. Gross profit margins as a percentage of net sales were 22.2% for 1998 compared to 22.0% for 1997. While the gross profit margin for the year was slightly higher than for the prior year, the gross profit margin began declining toward the end of 1998, reflecting increased competition and a greater number of low margin, large volume transactions. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. The Company has also experienced margin pressures resulting from price increases from certain suppliers that the Company has not been able to pass on to its customers at the same rate. Management expects downward pressure on gross profit margins to continue in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") was $46.9 million for 1998, down from $48.3 million for 1997. The decrease in SG&A reflects a reduction in variable expenses associated with the decrease in gross profit as well as the continued benefits of the Company's cost control programs. SG&A as a percentage of net sales was 18.7% for 1998, compared to 18.2% for 1997. The increase in SG&A as a percentage of net sales reflects the impact of the reduction in net sales discussed above. As a result of the industry-wide price erosion experienced over the past three years, the Company has had to ship more units for each dollar of revenue. As a result, the Company's excess capacity has been diminished. Additionally, customer requirements have increased significantly, resulting in the Company increasing its infrastructure to support the additional customer needs. Due to these factors, the Company expects that SG&A will increase in future periods.

During 1998, the Company was involved in merger discussions which led to a letter of intent being signed in June 1998 with Reptron Electronics, Inc. ("Reptron") regarding the merger of Reptron's distribution operations with the Company ("the Merger"). Throughout 1998 the Company was actively involved in the evaluation of, and preparations for the integration of operations in connection with the proposed Merger. In October 1998, the Merger negotiations between the Company and Reptron were terminated. As a result, the Company recorded a nonrecurring charge in 1998, which included expansion costs incurred in anticipation of supporting the proposed combined entity, certain employee-related expenses, professional fees and other Merger-related out of pocket costs, all of which aggregated $2,860,000. See Note 5 to Notes to Consolidated Financial Statements.

INCOME FROM CONTINUING OPERATIONS

Income from operations was $8.6 million for 1998 excluding the $2.9 million nonrecurring charge, compared to income from operations of $10.2 million for 1997. The decrease in income from operations was attributable to the decrease in net sales which more than offset the decrease in SG&A. After reflecting the nonrecurring charge, income from operations was $5.7 million for 1998.

INTEREST EXPENSE

Interest expense decreased to $4.3 million for the year ended December 31, 1998 compared to $4.8 million for 1997. The decrease in interest expense resulted from lower average borrowings during 1998 as well as a decrease in the Company's borrowing rate. See "Liquidity and Capital Resources" and Note 7 to Notes to Consolidated Financial Statements.

NET INCOME

After giving effect to the nonrecurring charge, net income was $831,000, or $.04 per share (basic), for the year ended December 31, 1998, compared to net income of $3.3 million, or $.17 per share (basic), for 1997. The decrease in net income reflects the decrease in sales and the nonrecurring expenses (approximately $1.7 million on an after-tax basis) which more than offset the decreases in SG&A and interest expense.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

SALES

For the year ended December 31, 1997, net sales were $265.6 million, up from net sales of $237.8 million in 1996. The increase in net sales was accomplished without acquisitions or new branch openings and reflects higher sales in most territories. Substantially all of the increase was attributable to volume increases and the introduction of new products. The increase in volume more than offset the decline in unit prices on certain products. In addition, the Company continued to benefit from its expanded service capabilities including electronic commerce programs.

GROSS PROFIT

Gross profit was $58.5 million in 1997 compared to $52.5 million for 1996. The increase in gross profit was primarily due to the growth in net sales which more than offset the decrease in gross profit margins as a percentage of net sales. The 1996 figure included a $2.0 million inventory write-off associated primarily with the restructuring of the Company's kitting and turnkey operations. Gross profit margins as a percentage of net sales were 22.0% for 1997 compared to 22.9% for 1996 without giving effect to the inventory write-off. The decrease in gross profit margins reflects a greater number of low margin, large volume transactions during 1997 than in the previous year, as well as continued changes in the Company's product mix. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A was $48.3 million for 1997 down from $51.7 million for 1996. Even with an increase in net sales, SG&A decreased in absolute dollars reflecting the benefits of the expense control programs and the restructurings initiated during the second half of 1996.

SG&A as a percentage of net sales improved dramatically to 18.2% for the year ended December 31, 1997, compared to 21.7% for 1996. The improvement in SG&A as a percentage of sales reflects the decrease in SG&A in absolute dollars as well as the increase in sales.

INCOME (LOSS) FROM CONTINUING OPERATIONS

After achieving a broad geographic coverage and a critical mass through its aggressive growth strategies in previous years, the Company began to shift its focus from increasing market share to a combination of continued market share growth with a greater focus on increasing profitability. As a result, income from continuing operations reached a record $10.2 million for 1997, compared to a loss from continuing operations of $(4.1) million for 1996 which included restructuring and nonrecurring expenses aggregating $6.9 million. The significant increase in income from continuing operations was attributable to the increase in net sales, the benefits derived from the Company's restructurings, improved operating efficiencies and economies of scale as well as the decrease in SG&A in both absolute dollars and as a percentage of net sales.

The restructuring and nonrecurring expenses during 1996 included the above mentioned inventory write-offs; an impairment of goodwill in connection with the acquisition of the Added Value Companies; restructuring expenses associated with the kitting and turnkey operations; the termination of certain employment agreements entered into in connection with certain acquisitions; the relocation of the Company's cable assembly division; and the acceleration of an existing accrual schedule associated with certain postretirement benefits for one of the Company's executive officers. See Notes 5 and 10 to Notes to Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense decreased significantly to $4.8 million for the year ended December 31, 1997 compared to $7.0 million for 1996. The decrease in interest expense resulted from lower average borrowings during 1997 primarily as a result of an increase in cash provided from operations and a decrease in amortization of deferred financing fees associated with a write-down of $1.7 million of deferred financing fees in 1996. See Note 7 to Notes to Consolidated Financial Statements.

NET INCOME

Net income was $3.3 million for the year ended December 31, 1997, compared to a net loss of $(9.9) million for 1996. Earnings per share (basic) increased to $.17 in 1997 from a loss of $(.50) per share in 1996. The increase in earnings for 1997 reflects the increase in sales, improved operating efficiencies, the dramatic improvement in SG&A and the reduction in interest expense all as previously discussed. Included in 1996 were the restructuring and nonrecurring items described above, as well as an after-tax loss from discontinued operations of $1.8 million associated with the discontinuance of the Company's computer products division.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1998 was $68.2 million, compared to working capital of $63.3 million at December 31, 1997. The current ratio was 2.63:1 at December 31, 1998, compared to 2.58:1 at December 31, 1997. The increases in working capital and in the current ratio were due primarily to increases in accounts receivable and inventory. These changes more than offset an increase in accounts payable. Accounts receivable levels at December 31, 1998 were $37.8 million, compared to $32.9 million at December 31, 1997. The increase in accounts receivable reflects an increase in the rate of sales during the end of 1998 compared to the end of 1997. The Company achieved a slight improvement in the average number of days that accounts receivables were outstanding from 53 days as of December 31, 1997 to 50 days as of December 31, 1998. Inventory levels were $69.1 million at December 31, 1998 compared to $67.9 million at December 31, 1997. The increase primarily reflects higher inventory levels needed to support sales of new products. Accounts payable and accrued expenses increased to $41.2 million at December 31, 1998 from $39.2 million at December 31, 1997, primarily as a result of the purchases of inventory.

On May 3, 1996 the Company entered into a $100 million line of credit facility with a group of banks (the "Credit Facility") which expires May 3, 2001. The Credit Facility replaced the Company's then existing $45 million line of credit which was to expire in May 1997 and bore interest, at the Company's option, either at one-quarter of one percent (.25%) below prime or two percent (2%) above certain LIBOR rates. See Note 7 to Notes to Consolidated Financial Statements. At the time of entering into the Credit Facility, borrowings under the Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%), which interest rate was increased slightly and then in 1998 reduced by said increase, as described below. Borrowings under the Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories, as defined. Under the Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. During 1996, the Company's Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). During the first quarter of 1998, as a result of the Company satisfying certain conditions, the Company's borrowing rate under its Credit Facility was decreased by one-quarter of one percent (.25%). The Company's Credit Facility was further amended on March 23, 1999 whereby certain financial covenants were modified. See Note 7 to Notes to Consolidated Financial Statements. At December 31, 1998, outstanding borrowings under the Credit Facility aggregated $43.3 million compared to $39.0 million at December 31, 1997.

The Company expects that its cash flows from operations and additional borrowings available under the Credit Facility will be sufficient to meet its current financial requirements over the next twelve months.

INFLATION AND CURRENCY FLUCTUATIONS

The Company does not believe that inflation significantly impacted its business during 1998; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. The Company believes that currency fluctuations may have had an indirect adverse effect on its business during 1998 due to limitation of customer production resulting from declining exports and limitation of the Company's offshore suppliers' exports to the United States. The Company believes that currency fluctuations may continue to have a negative impact in the future.

YEAR 2000 ISSUE

The Company has evaluated its business information technology (IT) systems as well as its non-IT systems and has surveyed its major vendors. The Company currently believes that its internal systems are in compliance with Year 2000 requirements or, to the extent any further required modifications are necessary, will comply with Year 2000 requirements without material expenditures of funds or internal resources. Based upon the survey of the Company's major suppliers, the Company currently believes that Year 2000 issues of its suppliers should not have a material adverse effect on the Company's business, operations or financial condition. Nevertheless, to the extent the Company's vendors (particularly its major vendors) experience Year 2000 difficulties, the Company may face delays in obtaining or even be unable to obtain certain products and services and therefore may be unable to make shipments to customers resulting in a material adverse effect on the Company's business, operations and financial condition. The Company has not surveyed its customers and on a limited basis has surveyed certain other third parties with which it has a business relationship. As no assessment has been made of any potential impact by customers' non-compliance (such as the ability of customers to electronically interface with the Company), the Company does not have a cost estimate to address any non-compliance by these customers nor can any assurance be given that such non-compliance will not result in a material adverse effect on the Company's business, operations and financial condition. The Company has not undertaken an analysis (nor does it currently intend to analyze) the effect of a worst-case Year 2000 scenario on the Company's business, operations or financial condition and, accordingly, the materiality of such effect (if any) is uncertain and the Company does not have a contingency plan and currently does not intend to create one.

FORWARD-LOOKING STATEMENTS

This Form 10-K  contains  forward-looking  statements  (within  the  meaning  of
Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-K, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, utilization by the Company of excess capacity, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, the ability of the Company to enter or expand new market areas, the ability of the Company to expand its product offerings and to continue to enhance its service capabilities, the ability of the Company to open new branches in a timely and cost-effective manner, the availability of acquisition opportunities and the associated costs, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins relating to the Company being required to have aggressive pricing programs, increased competition from third party logistics companies and e-brokers through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers and other third parties with which the Company has a business relationship of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, the success of the Company in avoiding the delisting of its common stock from The Nasdaq Stock Market, and the other risks and factors detailed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Credit Facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                         PAGE
                                                                            ----
     1. FINANCIAL STATEMENTS
        Management's Responsibility for Financial Reporting...............   F-1
        Independent Auditors' Report......................................   F-1
        Consolidated Balance Sheets.......................................   F-2
        Consolidated Statements of Operations.............................   F-3
        Consolidated Statements of Changes in Shareholders' Equity........   F-4
        Consolidated Statements of Cash Flows.............................   F-5
        Notes to Consolidated Financial Statements........................   F-6

     2. FINANCIAL STATEMENT SCHEDULES
        None

     3. EXHIBITS
        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995).
        3.2    By-Laws,  as amended July 29, 1994  (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
        4.2 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co. ("American Stock Transfer"), as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the
               Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.3 Warrant Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.4 Placement Agent's Warrant Agreement, dated as of June 8, 1994, between the Company and RAS Securities Corp. (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.5 Underwriter's Warrant Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
        9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
       10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company.*
       10.4 Promissory Notes, all dated May 1, 1994 payable to the Company's landlord in the amounts of $865,000, $150,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.6 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
       10.7 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No.
               33-58661).**
       10.8    Deferred  Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**

       10.9 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
       10.10 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's  Form 10-K for the year ended  December 31,
               1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).**
       10.11 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).**
       10.12 Asset Purchase Agreement dated as of July 1, 1994 by and between the Company and GCI Corp.; Letter Agreement dated July 1, 1994 among the Company, GCI Corp., Robert Andreini, Joseph Cardarelli and Joseph Nelson; Guaranty dated July 1, 1994 and Amendment Letter to Asset Purchase Agreement and Letter Agreement dated July 15, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
       10.13 Merger Purchase Agreement (the "Purchase Agreement") dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.14 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower, together with six (6) Revolving Credit Notes, all dated May 10, 1996, aggregating $100,000,000 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
       10.15 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
       10.16 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
       10.17 Amendment No. 3 to Loan and Security Agreement dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
       10.18   Amendment  No. 4 to Loan and Security  Agreement  dated March 23,
               1999.*
       10.19 Consulting Contract dated July 1, 1995 by and between All American Semiconductor, Inc. and The Equity Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995).
       10.20 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
       10.21 Employment Agreement dated as of May 24, 1995, between the Company and Howard L. Flanders (incorporated by reference to
               Exhibit 10.25 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).**

       10.22 Employment Agreement dated as of May 24, 1995, between the Company and Rick Gordon (incorporated by reference to Exhibit
               10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Rick Gordon (incorporated by reference to Exhibit
               10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998).**
       10.23 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996).
       10.24 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).
       10.25   Form of Salary  Continuation  Plan  (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.26 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
       10.27 Note dated August 21, 1998, by Bruce Mitchell Goldberg and Jayne Ellen Goldberg in favor of the Company in the principal amount of $125,000 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998).
       11.1    Statement Re: Computation of Per Share Earnings.*
       21.1    List of subsidiaries of the Registrant.*
       23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants.*
       27.1    Financial Data Schedule.*

------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K
     No reports were filed during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By: /s/ PAUL GOLDBERG
   -------------------------------------------
        Paul Goldberg, Chairman of the Board

Dated:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.


/s/ PAUL GOLDBERG                         Chairman of the Board, Director
-------------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG                     President and Chief Executive Officer, Director
-------------------------------           (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS                    Executive Vice President and Chief Financial Officer,
-------------------------------           Director
Howard L. Flanders                        (Principal Financial and Accounting Officer)

/s/ RICK GORDON                           Senior Vice President of Sales, Director
-------------------------------
Rick Gordon

/s/ SHELDON LIEBERBAUM                    Director
-------------------------------
Sheldon Lieberbaum

/s/ S. CYE MANDEL                         Director
-------------------------------
S. Cye Mandel

/s/ DANIEL M. ROBBIN                      Director
-------------------------------
Daniel M. Robbin

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

/s/ BRUCE M. GOLDBERG                                /s/ HOWARD L. FLANDERS
----------------------------                         ---------------------------
Bruce M. Goldberg                                    Howard L. Flanders
President,                                           Executive Vice President,
Chief Executive Officer                              Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ LAZAR LEVINE & FELIX LLP
--------------------------------------------
LAZAR LEVINE & FELIX LLP

New York, New York
March 5, 1999, except as to Note 14, the date of which is March 17, 1999 and Note 7, the date of which is March 23, 1999

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                    DECEMBER 31                    1998             1997
----------------------------------------------------------------------------------------------
Current assets:
  Cash .......................................................  $     473,000    $     444,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,412,000 and $1,166,000 ....................     37,821,000       32,897,000
  Inventories ................................................     69,063,000       67,909,000
  Other current assets .......................................      2,574,000        2,074,000
                                                                -------------    -------------
    Total current assets .....................................    109,931,000      103,324,000
Property, plant and equipment - net ..........................      4,506,000        4,779,000
Deposits and other assets ....................................      3,458,000        3,157,000
Excess of cost over fair value of net assets acquired - net ..      1,062,000        1,026,000
                                                                -------------    -------------
                                                                $ 118,957,000    $ 112,286,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................  $     269,000    $     304,000
  Accounts payable and accrued expenses ......................     41,229,000       39,154,000
  Income taxes payable .......................................         56,000          389,000
  Other current liabilities ..................................        185,000          169,000
                                                                -------------    -------------
    Total current liabilities ................................     41,739,000       40,016,000
Long-term debt:
  Notes payable ..............................................     43,306,000       39,084,000
  Subordinated debt ..........................................      6,187,000        6,293,000
  Other long-term debt .......................................      1,216,000        1,219,000
                                                                -------------    -------------
                                                                   92,448,000       86,612,000
                                                                -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ..................................              -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    19,866,906 and 20,353,894 shares issued, 19,866,906 and
    19,863,895 shares outstanding ............................        199,000          199,000
  Capital in excess of par value .............................     25,592,000       25,588,000
  Retained earnings ..........................................      1,169,000          338,000
  Treasury stock, at cost, 180,295 shares ....................       (451,000)        (451,000)
                                                                -------------    -------------
                                                                   26,509,000       25,674,000
                                                                -------------    -------------
                                                                $ 118,957,000    $ 112,286,000
                                                                =============    =============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                               1998             1997             1996
---------------------------------------------------------------------------------------------
NET SALES ................................   $ 250,044,000    $ 265,640,000    $ 237,846,000
Cost of sales ............................    (194,599,000)    (207,173,000)    (185,367,000)
                                             -------------    -------------    -------------
Gross profit .............................      55,445,000       58,467,000       52,479,000
Selling, general and
  administrative expenses ................     (46,880,000)     (48,257,000)     (51,675,000)
Impairment of goodwill ...................               -                -       (2,193,000)
Restructuring and other nonrecurring
  expenses ...............................      (2,860,000)               -       (2,749,000)
                                             -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS .............................       5,705,000       10,210,000       (4,138,000)
Interest expense .........................      (4,313,000)      (4,797,000)      (7,025,000)
                                             -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES .........       1,392,000        5,413,000      (11,163,000)
Income tax (provision) benefit ...........        (561,000)      (2,163,000)       2,942,000
                                             -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY
  ITEMS ..................................         831,000        3,250,000       (8,221,000)
Discontinued operations:
Loss from operations (net of $125,000
  income tax benefit) ....................               -                -         (166,000)
Loss on disposal (net of $1,200,000
  income tax benefit) ....................               -                -       (1,591,000)
                                             -------------    -------------    -------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS ....................         831,000        3,250,000       (9,978,000)
Extraordinary items:
Gain from settlement of litigation (net of
  $205,000 income tax provision) .........               -                -          272,000
Loss on early retirement of debt (net of
  $161,000 income tax benefit) ...........               -                -         (214,000)
                                             -------------    -------------    -------------
NET INCOME (LOSS) ........................   $     831,000    $   3,250,000    $  (9,920,000)
                                             =============    =============    =============

EARNINGS (LOSS) PER SHARE:
Basic:
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS ...........................           $ .04            $ .17           $ (.41)
  Discontinued operations ................               -                -             (.09)
  Extraordinary items ....................               -                -                -
                                                     -----            -----           ------
  NET INCOME (LOSS) ......................           $ .04            $ .17           $ (.50)
                                                     =====            =====           ======
Diluted:
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS ...........................           $ .04            $ .16           $ (.40)
  Discontinued operations ................               -                -             (.09)
  Extraordinary items ....................               -                -                -
                                                      ----            -----           ------
  NET INCOME (LOSS) ......................           $ .04            $ .16           $ (.49)
                                                     =====            =====           ======

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            CAPITAL IN     RETAINED                           TOTAL
                                                 COMMON     EXCESS OF      EARNINGS      TREASURY     SHAREHOLDERS'
                                     SHARES       STOCK     PAR VALUE      (DEFICIT)        STOCK            EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995...... 19,863,895  $  199,000   $ 25,511,000  $  7,008,000  $   (451,000) $   32,267,000

Exercise of stock options.......      5,000           -          9,000             -             -           9,000

Issuance of equity securities...     60,000           -        150,000             -             -         150,000

Reacquisition and cancellation
  of equity securities..........    (95,000)     (1,000)      (109,000)            -             -        (110,000)

Net loss........................          -           -              -    (9,920,000)            -      (9,920,000)
                                 ----------  ----------   ------------  ------------  ------------  --------------

Balance, December 31, 1996...... 19,833,895     198,000     25,561,000    (2,912,000)     (451,000)     22,396,000

Exercise of stock options.......     30,000       1,000         27,000             -             -          28,000

Net income......................          -           -              -     3,250,000             -       3,250,000
                                 ----------  ----------   ------------  ------------  ------------  --------------

Balance, December 31, 1997...... 19,863,895     199,000     25,588,000       338,000      (451,000)     25,674,000

EXERCISE OF STOCK OPTIONS.......      3,011           -          4,000             -             -           4,000

NET INCOME......................          -           -              -       831,000             -         831,000
                                 ----------  ----------   ------------  ------------  ------------  --------------

BALANCE, DECEMBER 31, 1998...... 19,866,906  $  199,000   $ 25,592,000  $  1,169,000  $   (451,000) $   26,509,000
                                 ==========  ==========   ============  ============  ============  ==============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                        1998            1997            1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................    $    831,000    $  3,250,000    $ (9,920,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization..................................       1,236,000       1,440,000       2,757,000
    Non-cash interest expense......................................         352,000         254,000       2,273,000
    Nonrecurring expenses..........................................               -               -       4,428,000
    Changes in assets and liabilities of continuing operations:
      Decrease (increase) in accounts receivable...................      (4,924,000)       (972,000)      1,569,000
      Decrease (increase) in inventories...........................      (1,154,000)     (3,697,000)      1,206,000
      Decrease (increase) in other current assets..................        (500,000)      3,039,000      (2,014,000)
      Increase (decrease) in accounts payable and
        accrued expenses...........................................       2,075,000       7,356,000     (14,032,000)
      Increase (decrease) in other current liabilities.............        (317,000)         62,000        (669,000)
    Decrease in net assets of discontinued operations..............               -         830,000       1,796,000
                                                                       ------------    ------------    ------------
        Net cash provided by (used for) operating activities.......      (2,401,000)     11,562,000     (12,606,000)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment............................        (564,000)       (298,000)     (2,293,000)
  Increase in other assets.........................................        (944,000)        (83,000)     (4,438,000)
  Net investing activities of discontinued operations..............               -               -         (39,000)
                                                                       ------------    ------------    ------------
        Net cash used for investing activities.....................      (1,508,000)       (381,000)     (6,770,000)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit agreements......       4,263,000     (11,000,000)     20,290,000
  Increase in notes payable........................................          10,000               -      15,161,000
  Repayments of notes payable......................................        (339,000)       (290,000)    (15,835,000)
  Net proceeds from issuance of equity securities..................           4,000          28,000           9,000
                                                                       ------------    ------------    ------------
        Net cash provided by (used for) financing activities.......       3,938,000     (11,262,000)     19,625,000
                                                                       ------------    ------------    ------------
  Increase (decrease) in cash......................................          29,000         (81,000)        249,000
  Cash, beginning of year..........................................         444,000         525,000         276,000
                                                                       ------------    ------------    ------------
  Cash, end of year................................................    $    473,000    $    444,000    $    525,000
                                                                       ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid....................................................    $  4,223,000    $  4,906,000    $  3,839,000
                                                                       ============    ============    ============
  Income taxes paid (refunded) - net...............................    $  1,756,000    $   (989,000)   $  1,108,000
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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a national distributor of electronic components manufactured by others. The Company primarily distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products; networking; satellite and communications products; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. The Company also designs and has manufactured certain board level products including memory modules and flat panel display driver boards, both of which are sold to OEMs.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 1998 and 1997 Consolidated Balance Sheets approximate carrying value at these dates.

MARKET RISK

The Company's Credit Facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results.

INVENTORIES

Inventories are stated at the lower of cost (determined on an average cost basis) or market.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

FIXED ASSETS

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED (GOODWILL)

The excess of cost over the fair value of net assets acquired is being amortized over periods ranging from 15 years to 40 years using the straight-line method. The Company periodically reviews the value of its excess of cost over the fair value of net assets acquired to determine if an impairment has occurred. As part of this review the Company measures the estimated future operating cash flows of acquired businesses and compares that with the carrying value of excess of cost over the fair value of net assets. See Note 4 to Notes to Consolidated Financial Statements.

INCOME TAXES

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. The Company utilizes Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 8 to Notes to Consolidated Financial Statements.

EARNINGS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the statement of operations. Prior period earnings per share data has been restated in accordance with SFAS 128. Earnings per common share is computed by dividing net income by the weighted average, during each period, of the number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

The following average shares were used for the computation of basic and diluted earnings per share:

YEARS ENDED DECEMBER 31                  1998             1997              1996
--------------------------------------------------------------------------------

Basic...........................   19,685,106       19,672,559        19,742,849
Diluted.........................   19,994,009       19,784,837        20,105,761

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

STOCK-BASED COMPENSATION

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 9 to Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which prescribes standards for reporting comprehensive income and its components. The Company had no items of other comprehensive income in any period presented and accordingly is not required to report comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting about operating segments. The Company has determined that no operating segment outside of its core business met the quantitative thresholds for separate reporting. Accordingly, no separate information has been reported.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The effect of the adoption of this statement was not material.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

DECEMBER 31                                                        1998                 1997
--------------------------------------------------------------------------------------------
Office furniture and equipment..................       $      4,179,000      $     4,074,000
Computer equipment..............................              3,924,000            3,554,000
Leasehold improvements..........................              2,017,000            1,800,000
                                                       ----------------      ---------------
                                                             10,120,000            9,428,000
Accumulated depreciation and amortization.......             (5,614,000)          (4,649,000)
                                                       ----------------      ---------------
                                                       $      4,506,000      $     4,779,000
                                                       ================      ===============

NOTE 3 - ACQUISITIONS

Effective January 1, 1996, the Company purchased all of the capital stock of Programming Plus Incorporated ("PPI"), which provided programming and tape and reel services with respect to electronic components. The purchase price for PPI consisted of $1,375,000 of common stock of the Company, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The $1,225,000 balance of the consideration ("Additional Consideration"), represented by 489,999 shares of common stock of the Company, was retained in escrow by the Company, as escrow agent. The Additional Consideration was to be released to the PPI selling shareholders annually if certain levels of pre-tax net income were attained by the acquired company for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. During 1997, the Company and the PPI selling shareholders agreed to cease the operations of PPI. As a result, all of the Additional Consideration held in escrow was canceled and retired.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

On December 29, 1995, the Company purchased through two separate mergers with and into the Company's wholly-owned subsidiaries (the "Added Value Acquisitions") all of the capital stock of Added Value Electronics Distribution, Inc. ("Added Value") and A.V.E.D.-Rocky Mountain, Inc. ("Rocky Mountain," and together with Added Value, collectively the "Added Value Companies"). The purchase price for the Added Value Companies included approximately $2,936,000 in cash and 2,013,401 shares of common stock of the Company valued at approximately $4,893,000 (exclusive of the 160,703 shares of common stock issued in the transaction to a wholly-owned subsidiary of the Company). In addition, the Company paid an aggregate of $1,200,000 in cash to the selling stockholders in exchange for covenants not to compete, and an aggregate of $1,098,000 in cash as front-end incentive employment compensation paid to certain key employees of the Added Value Companies. The Company also assumed substantially all of the sellers' disclosed liabilities of approximately $8,017,000, including approximately $3,809,000 in bank notes which have since been repaid. The Company has also paid approximately $107,000 of additional consideration to certain of the selling stockholders of the Added Value Companies since the aggregate value of the shares of the Company's common stock issued to these individuals did not, by June 30, 1998, appreciate in the aggregate by $107,000. The additional consideration is included in excess of cost over fair value of net assets acquired in the accompanying Consolidated Balance Sheet as of December 31, 1998. The Company has not included in excess of cost over fair value of net assets acquired as of December 31, 1998 approximately $159,000 of additional consideration that would have been payable to another selling stockholder of the Added Value Companies since such additional consideration has been applied by the Company to partially satisfy certain claims alleged by the Company against such selling stockholder arising with respect to the transaction with the Added Value Companies. The Company entered into a settlement agreement with certain of the selling stockholders in December 1996 and with an additional selling stockholder in January 1997 (collectively the "Settlement Agreements"). The Settlement Agreements provided, among other things, that the additional consideration that could have been payable to those selling stockholders be eliminated, that certain of the selling stockholders reconvey to the Company an aggregate of 95,000 shares of common stock of the Company which were issued as part of the purchase price for the Added Value Companies and that the Company grant to certain selling stockholders stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001. The acquisitions were accounted for by the purchase method of accounting which resulted in the recognition of approximately $2,937,000 of excess cost over fair value of net assets acquired. As a result of a reduction in the estimated future cash flows from the Added Value Companies, the Company recognized an impairment of goodwill of approximately $2,200,000 in 1996. See Note 4 to Notes to Consolidated Financial Statements. The assets, liabilities and operating results of the acquired companies are included in the Consolidated Financial Statements of the Company from the date of the acquisitions, December 29, 1995.

In connection with the acquisition of substantially all of the assets of GCI Corp. in 1994, a Philadelphia-area distributor of electronic components, the seller was able to earn up to an additional $760,000 of contingent purchase price over the three-year period ending December 31, 1997 if certain gross profit targets were met. The gross profit targets were not met and, therefore, no additional purchase price was earned.

NOTE 4 - IMPAIRMENT OF GOODWILL

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

See Note 5 to Notes to Consolidated Financial Statements. These factors greatly reduced the estimated future cash flows from the Added Value Companies. In determining the amount of the impairment charge, the Company developed its best estimate of projected operating cash flows over the remaining period of expected benefit. Projected future cash flows were discounted and compared to the carrying value of the related goodwill and as a result a write-down of approximately $2,400,000 with respect to the Added Value Companies was recorded in 1996.

In December  1996 and January 1997, as part of the  Settlement  Agreements  (see
Note 3 to Notes to Consolidated Financial Statements), the Company reacquired and canceled 95,000 shares of the Company's common stock valued at approximately $110,000, which, together with certain excess distributions made to certain principals of the Added Value Companies in connection with the acquisitions, reduced the impairment of goodwill to $2,193,000.

NOTE 5 - RESTRUCTURING AND OTHER NONRECURRING EXPENSES

During 1998, the Company was involved in merger discussions which led to a letter of intent being signed in June 1998 with Reptron Electronics, Inc. ("Reptron") regarding the merger of Reptron's distribution operations with the Company ("the Merger"). Throughout 1998 the Company was actively involved in the evaluation of, and preparations for the integration of operations in connection with the proposed Merger. In October 1998, the Merger negotiations between the Company and Reptron were terminated. As a result, the Company recorded a nonrecurring charge in 1998, which included expansion costs incurred in anticipation of supporting the proposed combined entity, certain employee-related expenses, professional fees and other Merger-related out of pocket costs, all of which aggregated $2,860,000.

During 1996, the Company recorded restructuring and nonrecurring expenses aggregating $2,749,000. Of this total, $1,092,000 represented expenses in connection with the restructuring of the Company's kitting and turnkey operations, $625,000 represented a non-cash charge associated with the Company accelerating a postretirement benefit accrual relating to an amendment of an executive officer's employment agreement, $587,000 represented the aggregate payments made in connection with the termination of certain employment agreements relating to prior acquisitions, and $445,000 represented expenses associated with the closing and relocation of the Company's cable assembly division.

In  addition,  during  1996,  the  Company  wrote-off  $2,000,000  of  inventory associated primarily with the restructuring of the kitting and turnkey operations which is reflected in cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996.

NOTE 6 - DISCONTINUED OPERATIONS

In June 1995, the Company established a computer products division ("CPD") which operated under the name Access Micro Products. This division sold microprocessors, motherboards, computer upgrade kits, keyboards and disk drives. During 1996, the Company was notified by the division's primary supplier that it had discontinued the production of certain products that were the mainstay of the Company's computer products division. Although the Company obtained additional product offerings, revenues of Access Micro Products were severely impacted without these mainstay products and, as a result, management decided to discontinue CPD. Accordingly, this division was accounted for as discontinued operations and the results of operations for 1996 are segregated in the accompanying Consolidated Statement of Operations. Sales from this division were $6,822,000 for 1996. The loss on disposal of $2,791,000, on a pretax basis, included the estimated costs and expenses associated with the disposal of $2,326,000 as well as a provision of $465,000 for operating losses during the phase-out period, which continued through March 31, 1997.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7 - LONG-TERM DEBT

LINE OF CREDIT

In May 1996, the Company entered into a new $100 million line of credit facility with a group of banks (the "Credit Facility") which expires May 3, 2001. At the time of entering into such facility, borrowings under the Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Outstanding borrowings under the Credit Facility, which are secured by all of the Company's assets including accounts receivable, inventories and equipment, amounted to $43,263,000 at December 31, 1998 compared to $39,000,000 at December 31, 1997.
The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories, as defined. Under the Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. In connection with obtaining the Credit Facility the Company paid financing fees which aggregated $3,326,000. During 1996, the Company's Credit Facility was amended whereby certain financial covenants were modified and the Company's borrowing rate was increased by one-quarter of one percent (.25%). During the first quarter of 1998, as a result of the Company satisfying certain conditions, the Company's borrowing rate under its Credit Facility was decreased by one-quarter of one percent (.25%). The Company's Credit Facility was further amended on March 23, 1999 whereby certain financial covenants were modified.

During 1996, as a result of a projected decrease in the Company's future anticipated utilization of the Credit Facility based on projected cash flows as well as certain changes to the terms of the initial agreement, $1,704,000 of the deferred financing fees was written off to interest expense in 1996, since it was deemed to have no future economic benefit.

In connection with the Credit Facility, in May 1996, the Company repaid all outstanding borrowings under the Company's previous $45 million line of credit which was to expire in May 1997 and bore interest, at the Company's option, either at one-quarter of one percent (.25%) below prime or two percent (2%) above certain LIBOR rates and repaid the Company's $15 million senior subordinated promissory note (the "Subordinated Note"). The Subordinated Note had been issued in March 1996 and was scheduled to mature on July 31, 1997. As a result of the early extinguishment of the Subordinated Note, the Company recognized an extraordinary after-tax expense of $214,000, net of a related income tax benefit of $161,000, in 1996.

SUBORDINATED DEBT

In September 1994, in connection with the acquisition of GCI Corp., the Company issued a promissory note to the seller bearing interest at 7% per annum in the approximate amount of $306,000 due in 1999. The promissory note, which is subordinate to the Company's line of credit, is payable interest only on a quarterly basis for the first two years with the principal amount, together with accrued interest thereon, payable in equal quarterly installments over the next three years. In addition, the Company executed a promissory note in the approximate amount of $37,300 payable to GCI Corp. in connection with the earn-out provision contained in the asset purchase agreement. This note bears interest at 7% per annum, payable quarterly. This note, which is subordinate to the Company's institutional lenders, matures in 2001.

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 7,500 common stock purchase warrants exercisable at $3.15 per

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 386,250 warrants. See Note 9 to Notes to Consolidated Financial Statements. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Credit Facility and notes issued to the Company's landlord. The 386,250 warrants were valued at $.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 1998, 1997 and 1996.

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

Long-term debt of the Company as of December 31, 1998, other than the Credit Facility, matures as follows:

1999.........................................................    $      230,000
2000.........................................................            96,000
2001.........................................................            99,000
2002.........................................................            88,000
2003.........................................................            75,000
Thereafter...................................................         7,053,000
                                                                 --------------
                                                                 $    7,641,000
                                                                 ==============

OBLIGATIONS UNDER CAPITAL LEASES

During 1997 the Company renewed a capital lease for computer equipment which will expire in 2000. The assets, aggregating $634,000, and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 1998, accumulated depreciation of these assets aggregated approximately $408,000. Depreciation of assets under this capital lease is included in depreciation expense.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Minimum future lease payments under this capital lease as of December 31, 1998 and for each of the remaining years and in the aggregate are approximately as follows:


1999.........................................................    $       51,000
2000.........................................................            38,000
                                                                 --------------
Total minimum lease payments.................................            89,000
Less amount representing interest............................           (15,000)
                                                                 --------------
Total obligations under capital leases.......................            74,000
Current portion..............................................           (39,000)
                                                                 --------------
                                                                 $       35,000
                                                                 ==============

The interest rate on this capital lease is 8.50% per annum and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

NOTE 8 - INCOME TAXES

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

Deferred tax assets:                                      1998             1997
                                                --------------    -------------
  Accounts receivable..................         $      524,000    $     433,000
  Inventory............................                384,000          334,000
  Accrued expenses.....................              1,569,000          761,000
  Postretirement benefits..............                481,000          481,000
  Other................................                649,000          671,000
                                                --------------    -------------
                                                     3,607,000        2,680,000
Deferred tax liabilities:
  Fixed assets.........................                387,000          319,000
                                                --------------    -------------
Net deferred tax asset.................         $    3,220,000    $   2,361,000
                                                ==============    =============

At December 31, 1998 $1,930,000 of the net deferred tax asset was included in "Other Current Assets" and $1,290,000 was included in "Deposits and Other Assets" in the accompanying Consolidated Balance Sheet.

The components of income tax expense (benefit) are as follows:

YEARS ENDED DECEMBER 31                 1998              1997              1996
--------------------------------------------------------------------------------
Current
-------
Federal...................    $    1,210,000    $    1,836,000    $  (2,018,000)
State.....................           210,000           207,000         (262,000)
                              --------------    --------------    -------------
                                   1,420,000         2,043,000       (2,280,000)
                              --------------    --------------    -------------
Deferred
--------
Federal...................          (749,000)          105,000       (1,657,000)
State.....................          (110,000)           15,000         (286,000)
                              --------------    --------------    -------------
                                    (859,000)          120,000       (1,943,000)
                              --------------    --------------    -------------
                              $      561,000    $    2,163,000    $  (4,223,000)
                              ==============    ==============    =============

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The provision for income tax expense (benefit) included in the Consolidated Financial Statements is as follows:

YEARS ENDED DECEMBER 31                                          1998              1997             1996
--------------------------------------------------------------------------------------------------------
Continuing operations................................. $      561,000    $    2,163,000    $  (2,942,000)
Discontinued operations...............................              -                 -       (1,325,000)
Extraordinary items...................................              -                 -           44,000
                                                       --------------    --------------    -------------
                                                       $      561,000    $    2,163,000    $  (4,223,000)
                                                       ==============    ==============    =============

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

YEARS ENDED DECEMBER 31                                          1998             1997              1996
--------------------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate................           34.0%            34.0%            (34.0)%
State income tax, net of federal income tax benefit...            5.4              2.7              (2.6)
Goodwill amortization.................................            4.2               .9              16.6
Other - including non-deductible items................           (2.1)             2.4              (9.9)
                                                               ------            -----             -----
Effective tax rate....................................           41.5%            40.0%            (29.9)%
                                                               ======            =====             =====

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS

Effective January 1996, in connection with the acquisition of PPI, the Company issued an aggregate of 549,999 shares of its common stock, valued at $2.50 per share. Only 60,000 shares of the Company's common stock, valued at $150,000, were released to the PPI selling shareholders at closing. The remaining 489,999 shares of common stock were retained in escrow by the Company, as escrow agent, and were to be released to the PPI selling shareholders annually if certain levels of pre-tax net income were attained by PPI for the years ended December 31, 1996 through December 31, 2000. For the year ended December 31, 1996, the acquired company did not attain that certain level of pre-tax net income and, accordingly, none of the Additional Consideration was released. During 1997, the Company and the PPI selling shareholders agreed to cease the operations of PPI. As a result, all of the Additional Consideration held in escrow was canceled and retired as of December 31, 1997.

In December 1995, in connection with the acquisition of the Added Value Companies, the Company issued an aggregate of 2,174,104 shares of common stock. As a result of Added Value previously owning approximately 37% of Rocky Mountain, 160,703 shares, valued at approximately $391,000, issued as part of the Rocky Mountain merger were acquired by the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 50,000 stock options (30,000 stock options of which have since been canceled) to acquire the Company's common stock at an exercise price of $2.313 per share exercisable, subject to a six-year vesting period, through December 29, 2002. In connection with the Company entering into a settlement agreement with certain of the selling stockholders in December 1996, an aggregate of 95,000 shares of the Company's common stock was canceled and the Company granted to certain selling shareholders (who are employees of the Company) stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through December 30, 2001. At December 31, 1998, 37,500 of these options remained unexercised and 12,500 were canceled.

In July 1995, the Company issued to a consulting firm a warrant to acquire 45,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable through July 20, 2000. The warrant was issued in consideration of such consulting firm entering into a new one-year consulting agreement with the Company covering financial public relations/investor relations services. At December 31, 1998, these warrants remained unexercised. The same consulting firm had previously been issued warrants to acquire

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

an aggregate of 180,000 shares in September 1987 and May 1993 in connection with prior consulting agreements as discussed below.

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

In connection with the public offering in 1995, the Company issued to the underwriter common stock purchase warrants covering an aggregate of 523,250 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants are exercisable at a price of $2.625 per share for a period of four years commencing one year from June 8, 1995. At December 31, 1998, these warrants had not been exercised.

In June 1994, the Company issued an aggregate of 386,250 common stock purchase warrants in connection with a private placement of subordinated debentures (see
Note 7 to Notes to Consolidated Financial Statements). The warrants are exercisable at any time between December 14, 1994 and June 13, 1999 at an exercise price of $3.15 per share. In connection with this private placement, the placement agent received warrants to purchase 38,625 shares of the Company's common stock. The placement agent's warrants are exercisable for a four-year period commencing June 14, 1995 at an exercise price of $3.78 per share. At December 31, 1998, these warrants had not been exercised.

In May 1993, in connection with a consulting agreement, the Company issued warrants to acquire 90,000 shares of its common stock at $1.35 per share. These warrants were not exercised and expired in May 1998. In addition, a warrant to acquire 90,000 shares of the Company's common stock at $1.60 per share expired in June 1997.

The Company has reserved 3,250,000 shares of common stock for issuance under the Option Plan. A summary of options granted and related information for the years ended December 31, 1996, 1997 and 1998 under the Option Plan follows:

                                                                    Weighted Average
                                                  Options            Exercise Price
                                               ------------          --------------
Outstanding, December 31, 1996                    2,374,813                $1.77
Weighted average fair value of options
   granted during the year                                                   .24
   Granted                                        1,551,000                 1.15
   Exercised                                        (30,000)                 .94
   Canceled                                      (1,167,500)                1.68
                                               ------------
Outstanding, December 31, 1997                    2,728,313                 1.46
Weighted average fair value of options
   granted during the year                                                   .42
   Granted                                          195,000                 1.44
   Exercised                                         (3,011)                1.12
   Canceled                                         (88,750)                1.39
                                               ------------
Outstanding, December 31, 1998                    2,831,552                 1.46
                                               ============
Weighted average fair value of options
   granted during the year                                                   .27
Options exercisable:
   December 31, 1996                                860,495                 1.43
   December 31, 1997                                468,124                 1.27
   December 31, 1998                                832,080                 1.22

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Exercise prices for options outstanding as of December 31, 1998 ranged from $1.00 to $2.53. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at December 31, 1998 were held by 83 individuals.

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


YEARS ENDED DECEMBER 31                     1998          1997            1996
------------------------------------------------------------------------------
Net earnings (loss):
   As reported                          $831,000    $3,250,000     $(9,920,000)
   Pro forma                             800,000     2,859,000      (9,967,000)

Basic earnings (loss) per share:
   As reported                              $.04          $.17           $(.50)
   Pro forma                                 .04           .15            (.50)

Diluted earnings (loss) per share:
   As reported                              $.04          $.16           $(.49)
   Pro forma                                 .04           .14            (.50)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: expected volatility of 60.0%, 50.0% and 43.4%; risk-free interest rate of 5.7%, 6.1% and 6.5%; and expected lives of 5 to 8 years.

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

In connection with the acquisition of the assets of Components Incorporated in 1994, the Company issued 98,160 unqualified stock options at an exercise price of $1.65 per share. These options expired in January 1999.

NOTE 10 - COMMITMENTS/RELATED PARTY TRANSACTIONS

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease provides for annual fixed rental payments totaling approximately $264,000 in the first year; $267,000 in the second year; $279,000 in each of the third, fourth and fifth years; $300,600 in the sixth year; $307,800 in the seventh year; and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

As a result of the Added Value Acquisitions, the Company leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility presently contains the separate divisions created for flat panel displays (ADT) and memory module (AMP) operations as well as a distribution center. See "Products." During 1998 the Denver sales operations were moved to a separate office. The 7,600 square foot facility is now dedicated solely to certain value-added services and a regional distribution center.

During 1995, the Company entered into a lease for a west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). This facility contains approximately 20,000 square feet of space. The Company moved into this facility in January 1996. The Company has used this space to expand its semiconductor programming and component distribution capabilities and to further improve quality control and service capabilities for its west coast customers.

During 1998, the Company entered into a new lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices as well as its northern California sales operation. This lease incorporates the previously leased space of approximately 11,000 square feet and adds a new adjoining space of approximately 9,000 square feet. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and CEO of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet is not presently being utilized and the Company is currently pursuing a tenant to sublet this space.

The Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 8,000 square feet. The leases for these offices expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future lease payments required under operating leases for office leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are as follows for the next five years:

YEAR ENDING DECEMBER 31

1999............................................................     $3,281,000
2000............................................................      2,583,000
2001............................................................      1,343,000
2002............................................................        699,000
2003............................................................        660,000

Total rent expense for office leases, including real estate taxes and net of sublease income, amounted to approximately $2,165,000, $1,940,000 and $1,772,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1998, the Board of Directors approved a loan to the President and CEO of the Company in the amount of $125,000 in connection with his relocation to Silicon Valley. This loan is evidenced by a promissory note, which bears interest at 5% per annum and is payable interest only for the first five years and four months; principal and interest thereafter until maturity on a twenty-year self-amortizing annual basis; and any unpaid principal and accrued interest is payable in full in August 2013. This note receivable is included in "Deposits and Other Assets" in the accompanying Consolidated Balance Sheet at December 31, 1998.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 1998, 1997 and 1996, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum. At December 31, 1998, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $133,000.

During 1996, the Company established a second deferred compensation plan (the "Salary Continuation Plan") for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1996, 1997, and 1998 the Company committed to contribute $63,000, $160,000, and $192,000 respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity.

In connection with an employment agreement with an executive officer an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 1998 and 1997.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $10,000 in 1998. The Company makes matching contributions and in 1998 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $521,000, $472,000 and $305,000 for such matching contributions for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11 - SETTLEMENT OF LITIGATION

In June 1996, the Company settled a civil action in connection with the Company's prior acquisition of certain computer equipment. In connection with the settlement agreement, the Company recognized an extraordinary after-tax gain of $272,000, net of related expenses, which is reflected in the Consolidated Statement of Operations for the year ended December 31, 1996.

NOTE 12 - CONTINGENCIES

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13 - ECONOMIC DEPENDENCY

For each of the years ended December 31, 1998, 1997 and 1996, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $39,893,000, $43,435,000 and $35,579,000, respectively. The net outstanding accounts payable to this supplier at December 31, 1998, 1997 and 1996 amounted to approximately $5,832,000, $2,854,000 and $2,285,000, respectively.

NOTE 14 - SUBSEQUENT EVENT

On March 17, 1999, the Company was advised by the Nasdaq Listing Qualifications department of The Nasdaq Stock Market that the Company has failed to maintain a closing bid price for its common stock in excess of $1 per share as required under The Nasdaq Stock Market maintenance standards. Although no delisting action was initiated at this time, the Company was provided ninety (90) calendar days in which to regain compliance with this maintenance standard. Failure to meet this standard could result in delisting from The Nasdaq Stock Market. The Company is currently reviewing its options with respect to the Company's listing on The Nasdaq Stock Market. There can be no assurance that the Company's common stock will continue to remain eligible for listing on The Nasdaq Stock Market. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."