Form 10-Q
period 1999-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 1999-05-17
CIK 818074

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

As of May 13, 1999, 19,866,906 shares (including 160,703 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX



Part     Item                                                                                   Page
No.      No.                                         Description                                 No.
----------------------------------------------------------------------------------------------------

I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 1999
                    (Unaudited) and December 31, 1998...........................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                    Ended March 31, 1999 and 1998 (Unaudited)...................................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Quarters Ended March 31, 1999 and 1998 (Unaudited)..........................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)..............   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................................   5

         3.       Quantitative and Qualitative Disclosures about Market Risk....................   7


II                OTHER INFORMATION:

         2.       Changes in Securities and Use of Proceeds.....................................   8

         6.       Exhibits and Reports on Form 8-K..............................................   8

                  SIGNATURES....................................................................   8


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   MARCH 31      DECEMBER 31
ASSETS                                                                 1999             1998
--------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Current assets:
  Cash ....................................................   $     323,000    $     473,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,605,000 and $1,412,000 .................      42,980,000       37,821,000
  Inventories .............................................      69,232,000       69,063,000
  Other current assets ....................................       2,659,000        2,574,000
                                                              -------------    -------------
    Total current assets ..................................     115,194,000      109,931,000
Property, plant and equipment - net .......................       4,406,000        4,506,000
Deposits and other assets .................................       3,464,000        3,458,000
Excess of cost over fair value of net assets acquired - net       1,041,000        1,062,000
                                                              -------------    -------------
                                                              $ 124,105,000    $ 118,957,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .......................   $     212,000    $     269,000
  Accounts payable and accrued expenses ...................      40,936,000       41,229,000
  Income taxes payable ....................................              --           56,000
  Other current liabilities ...............................         227,000          185,000
                                                              -------------    -------------
    Total current liabilities .............................      41,375,000       41,739,000
Long-term debt:
  Notes payable ...........................................      48,641,000       43,306,000
  Subordinated debt .......................................       6,170,000        6,187,000
  Other long-term debt ....................................       1,216,000        1,216,000
                                                              -------------    -------------
                                                                 97,402,000       92,448,000
                                                              -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ...............................              --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 19,866,906 shares issued and outstanding ..         199,000          199,000
  Capital in excess of par value ..........................      25,592,000       25,592,000
  Retained earnings .......................................       1,363,000        1,169,000
  Treasury stock, at cost, 180,295 shares .................        (451,000)        (451,000)
                                                              -------------    -------------
                                                                 26,703,000       26,509,000
                                                              -------------    -------------
                                                              $ 124,105,000    $ 118,957,000
                                                              =============    =============


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                    1999            1998
-------------------------------------------------------------------------------

NET SALES ......................................   $ 70,649,000    $ 63,530,000
Cost of sales ..................................    (57,010,000)    (49,419,000)
                                                   ------------    ------------
Gross profit ...................................     13,639,000      14,111,000
Selling, general and administrative expenses ...    (12,203,000)    (12,104,000)
                                                   ------------    ------------

INCOME FROM OPERATIONS .........................      1,436,000       2,007,000
Interest expense ...............................     (1,096,000)     (1,098,000)
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES .....................        340,000         909,000
Income tax provision ...........................       (146,000)       (391,000)
                                                   ------------    ------------

NET INCOME .....................................   $    194,000    $    518,000
                                                   ============    ============

Basic and diluted earnings per share ...........          $ .01           $ .03
                                                          =====           =====



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


QUARTERS ENDED MARCH 31                                     1999           1998
-------------------------------------------------------------------------------

Cash Flows Used For Operating Activities .........   $(5,144,000)   $  (669,000)
                                                     -----------    -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment ............      (144,000)       (40,000)
Increase in other assets .........................      (118,000)       (77,000)
                                                     -----------    -----------

    Cash flows used for investing activities .....      (262,000)      (117,000)
                                                     -----------    -----------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement ....     5,335,000        503,000
Repayments of notes payable ......................       (79,000)       (60,000)
                                                     -----------    -----------

    Cash flows provided by financing activities ..     5,256,000        443,000
                                                     -----------    -----------

Decrease in cash .................................      (150,000)      (343,000)
Cash, beginning of period ........................       473,000        444,000
                                                     -----------    -----------

Cash, end of period ..............................   $   323,000    $   101,000
                                                     ===========    ===========

Supplemental Cash Flow Information:
Interest paid ....................................   $   830,000    $   913,000
                                                     ===========    ===========

Income taxes paid ................................   $   237,000    $   479,000
                                                     ===========    ===========



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 1999, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1998) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

QUARTERS ENDED MARCH 31                              1999                   1998
--------------------------------------------------------------------------------

Basic ............................             19,686,611             19,683,600
Diluted ..........................             19,686,611             20,146,069

2.       LONG-TERM DEBT

Outstanding borrowings at March 31, 1999 under the Company's $100 million line of credit facility aggregated $48,598,000.

3.       OPTIONS

During the quarter ended March 31, 1999, the Company granted an aggregate of 195,000 stock options to 30 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Stock Option Plan"). These options have an exercise price of $.90 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the quarter ended March 31, 1999, 118,000 stock options were canceled at exercise prices ranging from $1.00 to $1.44 per share.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, networking, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products and Aved Display Technologies divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. These products are also sold to OEMs.

RESULTS OF OPERATIONS

Net sales for the first quarter of 1999 reached a new record at $70.6 million, up 11.2% from net sales of $63.5 million for the same period of 1998. The increase in sales reflects increased sales in most territories as the Company has refocused its efforts on internal growth after the negative impact from the failed merger in 1998.

Gross profit was $13.6 million for the first quarter of 1999 compared to $14.1 million for the 1998 period. The decrease in gross profit was attributable to the decline in gross profit margins which more than offset the increase in net sales. Gross profit margins as a percentage of net sales were 19.3% for the first three months of 1999 compared to 22.2% for the same period of 1998. The decline in gross profit margins reflects increased competition, a greater number of low margin, large volume transactions during the first quarter of 1999 than in the first quarter of 1998 and continued changes in the Company's product mix. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Management expects downward pressure on gross profit margins to continue in the future.

Selling, general and administrative expenses ("SG&A") was $12.2 million for the first quarter of 1999 compared to $12.1 million for the first quarter of 1998. Despite a reduction in variable expenses associated with the decline in gross profit, SG&A for the 1999 period increased slightly over 1998 primarily as a result of an increase in the Company's infrastructure to support the additional needs and requirements of our customers. Furthermore, in an effort to once again drive expansion and internal growth, the Company opened a new sales office during the second quarter of 1998, opened two additional sales offices during the second quarter of 1999 and increased its management personnel during 1999. Due to these factors, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 17.3% for the quarter ended March 31, 1999, compared to 19.1% for the same period of 1998. The improvement in SG&A as a percentage of sales reflects the increase in net sales.

Income from operations was $1.4 million for the first quarter of 1999 compared to $2.0 million for the first quarter of 1998. Net income was $194,000 ($.01 per share) for the quarter ended March 31, 1999, compared to $518,000 ($.03 per share) for the same period of 1998. The decreases in income from operations and net income were primarily attributable to the decrease in gross profit margins discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1999 increased to $73.8 million from working capital of $68.2 million at December 31, 1998. The current ratio improved to 2.78:1 at March 31, 1999, compared to 2.63:1 at December 31, 1998. The increases in working capital and in the current ratio were due primarily to an increase in accounts receivable. Accounts receivable levels at March 31, 1999 were $43.0 million, up from accounts receivable of $37.8 million at December 31, 1998, reflecting increased sales for March 1999 over December 1998.

At March 31, 1999, outstanding borrowings under the Company's line of credit facility aggregated $48.6 million.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  (within  the  meaning  of
Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, utilization by the Company of excess capacity, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, the ability of the Company to enter or expand new market areas in a cost effective manner, the ability of the Company to expand its product offerings and to continue to enhance its service capabilities and the timing and cost thereof, the ability of the Company to open new branches in a timely and cost-effective manner, the availability of acquisition opportunities and the associated costs, management of growth and expenses, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins relating to the Company being required to have aggressive pricing programs, increased competition from third party logistics companies and e-brokers through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems and the cost thereof, the achievement by the Company and its vendors and customers and other third parties with which the Company has a business relationship of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, the success of the Company in avoiding the delisting of its common stock from The Nasdaq Stock Market, and the other risks and factors detailed in this Form 10-Q, in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
================================================================================

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)       SALES OF UNREGISTERED SECURITIES

          The Company has not issued or sold any unregistered securities during the quarter ended March 31, 1999, except that, pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted stock options to 30 individuals during the quarter ended March 31, 1999, to purchase 195,000 shares of the Company's common stock at an exercise price of $.90 per share. The stock options vest over a five-year period and are exercisable over a six-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          11.1    Statement Re:  Computation of Per Share Earnings (Unaudited).
          27.1    Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.


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


                         All American Semiconductor, Inc.
                         ----------------------------------------------------
                         (Registrant)

Date:  May 17, 1999      /s/ PAUL GOLDBERG
                         ----------------------------------------------------
                             Paul Goldberg, Chairman of the Board
                             (Duly Authorized Officer)

Date:  May 17, 1999      /s/ HOWARD L. FLANDERS
                         ----------------------------------------------------
                             Howard L. Flanders, Executive Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)