Form 10-Q
period 1999-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1999-08-12
CIK 818074

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

                       FOR THE QUARTER ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 9, 1999, 3,973,431 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding, which gives effect to the one-for-five reverse stock split effective as of June 1, 1999.


================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX




Part     Item                                                                           Page
No.      No.                                  Description                                No.
--------------------------------------------------------------------------------------------
I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at June 30, 1999
                    (Unaudited) and December 31, 1998.................................... 1

                  Consolidated Condensed Statements of Income for the Quarters
                    and Six Months Ended June 30, 1999 and 1998 (Unaudited).............. 2

                  Consolidated Condensed Statements of Cash Flows for the
                    Six Months Ended June 30, 1999 and 1998 (Unaudited).................. 3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)....... 4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................ 6

         3.       Quantitative and Qualitative Disclosures about Market Risk............. 9


II                OTHER INFORMATION:

         4.       Submission of Matters to a Vote of Security Holders....................10

         6.       Exhibits and Reports on Form 8-K.......................................11

                  SIGNATURES.............................................................11

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    JUNE 30      DECEMBER 31
ASSETS                                                                 1999             1998
--------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Current assets:
  Cash ....................................................   $     365,000    $     473,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,777,000 and $1,412,000 .................      47,594,000       37,821,000
  Inventories .............................................      77,093,000       69,063,000
  Other current assets ....................................       2,476,000        2,574,000
                                                              -------------    -------------
    Total current assets ..................................     127,528,000      109,931,000
Property, plant and equipment - net .......................       4,276,000        4,506,000
Deposits and other assets .................................       3,256,000        3,458,000
Excess of cost over fair value of net assets acquired - net       1,034,000        1,062,000
                                                              -------------    -------------
                                                              $ 136,094,000    $ 118,957,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .......................   $     180,000    $     269,000
  Accounts payable and accrued expenses ...................      49,444,000       41,229,000
  Income taxes payable ....................................          30,000           56,000
  Other current liabilities ...............................         227,000          185,000
                                                              -------------    -------------
    Total current liabilities .............................      49,881,000       41,739,000
Long-term debt:
  Notes payable ...........................................      51,893,000       43,306,000
  Subordinated debt .......................................       6,154,000        6,187,000
  Other long-term debt ....................................       1,216,000        1,216,000
                                                              -------------    -------------
                                                                109,144,000       92,448,000
                                                              -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ...............................              --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,973,431 shares issued and outstanding ...          40,000           40,000
  Capital in excess of par value ..........................      25,751,000       25,751,000
  Retained earnings .......................................       1,610,000        1,169,000
  Treasury stock, at cost, 36,060 shares ..................        (451,000)        (451,000)
                                                              -------------    -------------
                                                                 26,950,000       26,509,000
                                                              -------------    -------------
                                                              $ 136,094,000    $ 118,957,000
                                                              =============    =============



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                             QUARTERS                         SIX MONTHS
PERIODS ENDED JUNE 30                 1999             1998             1999             1998
---------------------------------------------------------------------------------------------
NET SALES .................. $  79,874,000    $  62,981,000    $ 150,523,000    $ 126,511,000
Cost of sales ..............   (64,602,000)     (48,426,000)    (121,612,000)     (97,846,000)
                             -------------    -------------    -------------    -------------
Gross profit ...............    15,272,000       14,555,000       28,911,000       28,665,000
Selling, general and
  administrative expenses...   (13,671,000)     (11,689,000)     (25,874,000)     (23,792,000)
                             -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS .....     1,601,000        2,866,000        3,037,000        4,873,000
Interest expense ...........    (1,168,000)      (1,094,000)      (2,264,000)      (2,192,000)
                             -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES..       433,000        1,772,000          773,000        2,681,000
Income tax provision .......      (186,000)        (762,000)        (332,000)      (1,153,000)
                             -------------    -------------    -------------    -------------

NET INCOME ................. $     247,000    $   1,010,000    $     441,000    $   1,528,000
                             =============    =============    =============    =============

Earnings per share:
  Basic.....................        $  .06           $  .26           $  .11           $  .39
                                    ======           ======           ======           ======
  Diluted...................        $  .06           $  .25           $  .11           $  .38
                                    ======           ======           ======           ======


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED JUNE 30                                 1999           1998
----------------------------------------------------------------------------

Cash Flows Used For Operating Activities ........ $(8,266,000)   $  (162,000)
                                                  -----------    -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment ...........    (264,000)      (189,000)
Increase in other assets ........................     (34,000)       (67,000)
                                                  -----------    -----------

    Cash flows used for investing activities ....    (298,000)      (256,000)
                                                  -----------    -----------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement ...   8,613,000        247,000
Repayments of notes payable .....................    (157,000)      (145,000)
                                                  -----------    -----------

    Cash flows provided by financing activities..   8,456,000        102,000
                                                  -----------    -----------

Decrease in cash ................................    (108,000)      (316,000)
Cash, beginning of period .......................     473,000        444,000
                                                  -----------    -----------

Cash, end of period ............................. $   365,000    $   128,000
                                                  ===========    ===========

Supplemental Cash Flow Information:
Interest paid ................................... $ 1,998,000    $ 2,040,000
                                                  ===========    ===========

Income taxes paid ............................... $   358,000    $ 1,111,000
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1999, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1998) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

All references to shares of common stock, $.01 par value ("Common Stock"), stock options and exercise prices per share and per share amounts have been restated to reflect the effect of the Reverse Stock Split (see Note 5 below) unless otherwise indicated.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                QUARTERS                  SIX MONTHS
PERIODS ENDED JUNE 30                       1999         1998         1999         1998
---------------------------------------------------------------------------------------
Basic..............................    3,937,371    3,936,719    3,937,371    3,936,719
Diluted............................    3,937,371    4,055,905    3,937,371    4,043,506

2.   LONG-TERM DEBT

Outstanding borrowings at June 30, 1999 under the Company's $100 million line of credit facility aggregated $51,876,000.

3.   OPTIONS

During the quarter ended June 30, 1999, no stock options were granted by the Company. During the quarter ended March 31, 1999, the Company granted an aggregate of 39,000 stock options to 30 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as amended and restated (the "Stock Option Plan"). These options have an exercise price of $4.50 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the six months ended June 30, 1999, 48,600 stock options were canceled at exercise prices ranging from $4.49 to $11.55 per share.

At the Company's 1999 annual meeting of shareholders which was held on June 1, 1999, the shareholders of the Company approved an amendment to the Stock Option Plan increasing the number of shares of Common Stock reserved for issuance under the Stock Option Plan to 900,000 shares and extending its term and expiration date to April 18, 2009.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


================================================================================

All stock option and Stock Option Plan amounts above have been adjusted to reflect the Reverse Stock Split (as defined below).

4.   STOCK REPURCHASE PROGRAM

On May 24, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's Common Stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the Common Stock and other factors. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings under its credit facility. Any shares of Common Stock repurchased will be available for reissuance in connection with the Stock Option Plan or for other corporate purposes. As of June 30, 1999, the Company had not repurchased any shares of its Common Stock.

5.   REVERSE STOCK SPLIT

On June 1, 1999, the Company's shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of the Company's outstanding shares of Common Stock. The Reverse Stock Split became effective for trading in the Company's new Common Stock as of Wednesday, June 2, 1999. Immediately following the Reverse Stock Split, there were 3,973,431 shares of Common Stock outstanding. The $.01 par value of the Common Stock remained the same after the Reverse Stock Split.

6.   NASDAQ LISTING

On June 24, 1999, the Company was advised by the Nasdaq Listing Qualifications department of The Nasdaq Stock Market (the "Nasdaq Listing Department") that the Company maintained a bid price in excess of the $1.00 minimum bid requirement under The Nasdaq Stock Market rules for a minimum of ten consecutive business days. Accordingly, the matter of maintaining a minimum bid price detailed in a previous notification from the Nasdaq Listing Department was closed.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products, networking, satellite and communications products, consumer goods, robotics and industrial equipment, defense and aerospace equipment and medical instrumentation. The Company also sells products to contract electronics manufacturers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products and Aved Display Technologies divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions certain board level products including memory modules and flat panel display driver boards. These products are also sold to OEMs.

Results of Operations
---------------------

The Company achieved record net sales for the quarter and six months ended June 30, 1999 of $79.9 million and $150.5 million, representing a 26.8% and 19.0% increase from net sales of $63.0 million and $126.5 million for the same periods of 1998. The increases resulted from improved conditions in the industry as well as from increased sales in most territories and contributions from two new sales offices which were opened during the second quarter of 1999.

Gross profit was $15.3 million and $28.9 million for the second quarter and first six months of 1999, compared to $14.6 million and $28.7 million for the same periods of 1998. The increases were due to the increase in net sales. Gross profit margins as a percentage of net sales were 19.1% and 19.2% for the second quarter and first six months of 1999 compared to 23.1% and 22.7% for the second quarter and first six months of 1998. The declines in gross profit margins reflect increased competition, a greater number of low margin, large volume transactions and continued changes in the Company's product mix. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Management expects downward pressure on gross profit margins to continue in the future.

Selling, general and administrative expenses ("SG&A") was $13.7 million for the second quarter of 1999 compared to $11.7 million for the second quarter of 1998. SG&A for the first half of 1999 was $25.9 million compared to $23.8 million for the first six months of 1998. The increases were primarily as a result of an increase in the Company's infrastructure to support the changing needs and additional requirements of our customers and increased variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, the Company opened additional sales offices and increased its management personnel during 1999. Due to these factors, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 17.1% and 17.2% for the second quarter and six months ended June 30, 1999, from 18.6% and 18.8% for the same periods of 1998. The improvement in SG&A as a percentage of sales reflects the increase in net sales.

Income from operations was $1.6 million for the second quarter of 1999, compared to $2.9 million for the second quarter of 1998. For the six months ended June 30, 1999, income from operations was $3.0 million, compared to $4.9 million for the same period of 1998. The decreases in income from operations were

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

primarily attributable to the decreases in gross profit margins as well as the increases in SG&A in absolute dollars as discussed above.

Interest expense was $1.2 million and $2.3 million for the second quarter and first half of 1999, compared to $1.1 million and $2.2 million for the same periods of 1998. The increases in interest expense primarily resulted from an increase in average borrowings during the second quarter of 1999 to support the growth in sales and the expanded infrastructure.

Net income was $247,000, or $.06 per share (diluted), and $441,000, or $.11 per share (diluted), for the quarter and six months ended June 30, 1999, compared to $1.0 million, or $.25 per share (diluted), and $1.5 million, or $.38 per share (diluted), for the same periods of 1998. The decreases in net income reflect the decreases in gross profit margins as well as the increases in SG&A in absolute dollars.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 1999 increased to $77.6 million from working capital of $68.2 million at December 31, 1998. The current ratio was 2.56:1 at June 30, 1999, as compared to 2.63:1 at December 31, 1998. The increase in working capital was primarily due to increases in accounts receivable and inventories. These increases more than offset an increase in accounts payable. Accounts receivable levels at June 30, 1999 were $47.6 million, up from accounts receivable of $37.8 million at December 31, 1998, reflecting significantly increased sales for June 1999 over December 1998. Inventory levels were $77.1 million at June 30, 1999, up from $69.1 million at December 31, 1998. Accounts payable and accrued expenses increased $8.2 million to $49.4 million at June 30, 1999 from $41.2 million at December 31, 1998. The increases in inventory and accounts payable reflect increases in inventory purchases to support higher sales.

On May 24, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's Common Stock. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings under its credit facility. Any shares of Common Stock repurchased will be available for reissuance in connection with the Stock Option Plan or for other corporate purposes. Subsequent to June 30, 1999, and through August 9, 1999, the Company repurchased 21,800 shares of its Common Stock at an average price of $3.95 per share.

At June 30, 1999, outstanding borrowings under the Company's credit facility aggregated $51.9 million.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

Year 2000 Issue
---------------

The Company has evaluated its business information technology (IT) systems as well as its non-IT systems and has surveyed its major vendors. The Company has completed the testing of its internal systems and believes that its systems are in compliance with Year 2000 requirements. The Company has not incurred any material expenditures of funds or internal resources relating to such compliance of its internal systems. Based upon the survey of the Company's major suppliers, the Company currently believes that Year 2000 issues of its suppliers should not have a material adverse effect on the Company's business, operations or financial condition. Nevertheless, to the extent the Company's vendors (particularly its major vendors) experience Year 2000 difficulties, the Company may face delays in obtaining or even be unable to obtain certain products and services and therefore may be unable to make

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

shipments to customers resulting in a material adverse effect on the Company's business, operations and financial condition. The Company has not surveyed its customers and on a limited basis has surveyed certain other third parties with which it has a business relationship. As no assessment has been made of any potential impact by customers' non-compliance (such as the ability of customers to electronically interface with the Company), the Company does not have a cost estimate to address any non-compliance by these customers nor can any assurance be given that such non-compliance will not result in a material adverse effect on the Company's business, operations and financial condition. The Company has not undertaken an analysis (nor does it currently intend to analyze) the effect of a worst-case Year 2000 scenario on the Company's business, operations or financial condition and, accordingly, the materiality of such effect (if any) is uncertain and the Company does not have a contingency plan and currently does not intend to create one.

Forward-Looking Statements
--------------------------

This Form 10-Q  contains  forward-looking  statements  (within  the  meaning  of
Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the amount and timing of shipments of previously booked customer orders, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof, utilization by the Company of excess capacity, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, management of growth and expenses, the ability of the Company to generate the expected return from its addition of people, addition of sales offices and the increase of its infrastructure, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins relating to the Company being required to have aggressive pricing programs, increased competition from third party logistics companies and e-brokers through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers and other third parties with which the Company has a business relationship of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q, in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION


================================================================================

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 1, 1999, the Company held its 1999 annual meeting of shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of two directors of the Company. The two nominees, who were existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number (not reflecting and prior to the Reverse Stock Split) and percentage of votes for election and abstentions as set forth next to their respective names below:

     Nominee for Director       For                      Abstain
     --------------------       ----------               ---------
     Bruce M. Goldberg          17,332,632     91.6%     1,580,690      8.4%
     Howard L. Flanders         17,332,682     91.6%     1,580,640      8.4%

     The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Rick Gordon, Sheldon Lieberbaum, S. Cye Mandel and Daniel M. Robbin.

(c) The following four additional matters were separately voted upon at the Annual Meeting and each of the matters received the votes (not reflecting and prior to the Reverse Stock Split) of the holders of the number of shares of Common Stock and in the case of all of the proposals, except proposal (1), the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting, and, in the case of proposal (1), the percentage of the total number of outstanding shares of Common Stock entitled to notice of and to vote, as of the record date for the Annual Meeting, as indicated below:

     (1) Proposal to approve an amendment to the Company's Certificate of Incorporation to effect the Reverse Stock Split of the Company's outstanding Common Stock
         For                17,166,620            87.2%
         Against             1,605,327             8.2%
         Abstain               141,375             0.7%

     (2) Proposal to approve the increase in the number of shares of Common Stock reserved for issuance under the Company's Stock Option Plan
         For                 6,870,751            65.8%
         Against             3,448,496            33.0%
         Abstain               129,975             1.2%

     (3) Proposal to approve the extension of the term and expiration date of the Stock Option Plan to April 18, 2009
         For                 7,745,269            71.3%
         Against             2,859,664            26.3%
         Abstain               260,917             2.4%

     (4) Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 1999
         For                17,843,548            94.4%
         Against               874,422             4.6%
         Abstain               195,352             1.0%

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION


================================================================================

         There were 8,464,100 and 8,047,472 broker or nominee non-votes for proposals (2) and (3) above, respectively.

(d)  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          --------

            3.1 Certificate of Amendment of Certificate of Incorporation dated June 1, 1999 of the Company.

            4.1 Specimen Certificate of Common Stock (after giving effect to Reverse Stock Split).

           10.1   Amended  and  Restated  All   American   Semiconductor,   Inc.
                  Employees',   Officers',  Directors'  Stock  Option  Plan  (as
                  amended through June 1, 1999).

           11.1   Statement Re:  Computation of Per Share Earnings (Unaudited).

           27.1   Financial Data Schedule.

(b)       Reports On Form 8-K
          -------------------

          A Current Report on Form 8-K dated May 24, 1999 was filed on May 25, 1999, reporting in Item 5 thereof the authorization by the Company's Board of Directors of the repurchase of up to $2 million in purchase price of the Company's Common Stock. On June 1, 1999, a Current Report on Form 8-K dated June 1, 1999, was filed reporting in Item 5 thereof the approval, at the Annual Meeting held on the same day, of the Reverse Stock Split which became effective for trading in the Company's Common Stock as of June 2, 1999.


                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               All American Semiconductor, Inc.
                               ------------------------------------------------
                               (Registrant)

Date:  August 12, 1999         /s/ PAUL GOLDBERG
                               ------------------------------------------------
                               Paul Goldberg, Chairman of the Board
                               (Duly Authorized Officer)

Date:  August 12, 1999         /s/ HOWARD L. FLANDERS
                               ------------------------------------------------
                               Howard L. Flanders, Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)