Form 10-Q
period 1999-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 1999-11-12
CIK 818074

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

As of November 9, 1999, 3,973,431 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding, which gives effect to the Registrant's one-for-five reverse stock split effective as of June 1, 1999.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


Part     Item                                                               Page
No.      No.                       Description                               No.
--------------------------------------------------------------------------------


I              FINANCIAL INFORMATION:

         1.    Financial Statements

               Consolidated Condensed Balance Sheets at September 30, 1999
                (Unaudited) and December 31, 1998..............................1

               Consolidated Condensed Statements of Income
                for the Quarters and Nine Months Ended
                September 30, 1999 and 1998 (Unaudited)........................2

               Consolidated Condensed Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998 (Unaudited)......3

               Notes to Consolidated Condensed Financial
                Statements (Unaudited).........................................4

         2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................6

         3.    Quantitative and Qualitative Disclosures about Market Risk......9

II             OTHER INFORMATION:

         6.    Exhibits and Reports on Form 8-K...............................10

               SIGNATURES.....................................................10

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                SEPTEMBER 30           December 31
ASSETS                                                                                  1999                  1998
------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Current assets:
  Cash  ..............................................................       $       597,000       $       473,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,941,000 and $1,412,000.............................            53,100,000            37,821,000
  Inventories.........................................................            73,554,000            69,063,000
  Other current assets................................................             5,415,000             2,574,000
                                                                             ---------------       ---------------
    Total current assets..............................................           132,666,000           109,931,000
Property, plant and equipment - net...................................             4,218,000             4,506,000
Deposits and other assets.............................................             3,325,000             3,458,000
Excess of cost over fair value of net assets acquired - net...........             1,020,000             1,062,000
                                                                             ---------------       ---------------
                                                                             $   141,229,000       $   118,957,000
                                                                             ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt...................................       $       148,000       $       269,000
  Accounts payable and accrued expenses...............................            47,736,000            41,229,000
  Income taxes payable................................................                36,000                56,000
  Other current liabilities...........................................               427,000               185,000
                                                                             ---------------       ---------------
    Total current liabilities.........................................            48,347,000            41,739,000
Long-term debt:
  Notes payable.......................................................            58,173,000            43,306,000
  Subordinated debt...................................................             6,137,000             6,187,000
  Other long-term debt................................................             1,207,000             1,216,000
                                                                             ---------------       ---------------
                                                                                 113,864,000            92,448,000
                                                                             ---------------       ---------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................................                     -                     -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,973,431 shares issued and outstanding...............                40,000                40,000
  Capital in excess of par value......................................            25,751,000            25,751,000
  Retained earnings...................................................             2,111,000             1,169,000
  Treasury stock, at cost, 57,860 and 36,060 shares...................              (537,000)             (451,000)
                                                                             ---------------       ---------------
                                                                                  27,365,000            26,509,000
                                                                             ---------------       ---------------
                                                                             $   141,229,000       $   118,957,000
                                                                             ===============       ===============

See notes to consolidated condensed financial statements



ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               QUARTERS                          NINE MONTHS
PERIODS ENDED SEPTEMBER 30                               1999              1998              1999            1998
------------------------------------------------------------------------------------------------------------------

NET SALES..................................   $    88,570,000   $    59,027,000   $   239,093,000  $   185,538,000
Cost of sales..............................       (71,837,000)      (45,896,000)     (193,449,000)    (143,742,000)
                                              ---------------   ---------------   ---------------  ---------------
Gross profit...............................        16,733,000        13,131,000        45,644,000       41,796,000
Selling, general and
  administrative expenses..................       (14,576,000)      (11,516,000)      (40,450,000)     (35,308,000)
                                              ---------------   ---------------   ---------------  ---------------

INCOME FROM OPERATIONS.....................         2,157,000         1,615,000         5,194,000        6,488,000
Interest expense...........................        (1,276,000)       (1,071,000)       (3,540,000)      (3,263,000)
                                              ---------------   ---------------   ---------------  ---------------

INCOME BEFORE INCOME TAXES.................           881,000           544,000         1,654,000        3,225,000
Income tax provision.......................          (379,000)         (234,000)         (711,000)      (1,387,000)
                                              ---------------   ---------------   ---------------  ---------------

NET INCOME.................................   $       502,000   $       310,000   $       943,000  $     1,838,000
                                              ===============   ===============   ===============  ===============

Earnings per share:
  Basic....................................            $  .13            $  .08            $  .24           $  .47
                                                       ======            ======            ======           ======
  Diluted..................................            $  .13            $  .08            $  .24           $  .46
                                                       ======            ======            ======           ======

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                                          1999                  1998
-------------------------------------------------------------------------------------------------------------------

Cash Flows Used For Operating Activities..............................        $  (13,781,000)        $    (707,000)
                                                                              --------------         --------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.................................              (460,000)             (326,000)
Increase in other assets..............................................              (222,000)             (295,000)
                                                                              --------------        --------------

      Cash flows used for investing activities........................              (682,000)             (621,000)
                                                                              --------------        --------------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement.........................            14,904,000             1,229,000
Increase in notes payable.............................................                     -                14,000
Repayments of notes payable...........................................              (231,000)             (262,000)
Purchase of treasury shares...........................................               (86,000)                    -
Net proceeds from issuance of equity securities.......................                     -                 4,000
                                                                              --------------        --------------

      Cash flows provided by financing activities.....................            14,587,000               985,000
                                                                              --------------        --------------

Increase (decrease) in cash...........................................               124,000              (343,000)
Cash, beginning of period.............................................               473,000               444,000
                                                                              --------------        --------------

Cash, end of period...................................................        $      597,000        $      101,000
                                                                              ==============        ==============

Supplemental Cash Flow Information:
Interest paid.........................................................        $    3,007,000        $    3,170,000
                                                                              ==============        ==============

Income taxes paid.....................................................        $      720,000        $    1,223,000
                                                                              ==============        ==============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1999, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                         Quarters                     Nine Months
Periods Ended September 30                         1999            1998           1999            1998
------------------------------------------------------------------------------------------------------
Basic..................................       3,922,838       3,937,322      3,932,527       3,936,920
Diluted................................       3,922,838       4,014,496      3,932,527       4,025,209

2.   LONG-TERM DEBT

Outstanding borrowings at September 30, 1999 under the Company's $100 million line of credit facility aggregated $58,167,000.

3.   OPTIONS

During the six months ended September 30, 1999, no stock options were granted by the Company. During the quarter ended March 31, 1999, the Company granted an aggregate of 39,000 stock options to 30 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as amended and restated (the "Stock Option Plan"). These options have an exercise price of $4.50 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the nine months ended September 30, 1999, 53,863 stock options were canceled at exercise prices ranging from $4.49 to $12.66 per share.

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

4.   STOCK REPURCHASE PROGRAM

On May 24, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's Common Stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the Common Stock and other factors. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings under its credit facility. Any shares of Common Stock repurchased will be available for reissuance in connection with the Stock Option Plan or for other corporate purposes. As of September 30, 1999, the Company repurchased 21,800 shares of its Common Stock at an average price of $3.95 per share. The aggregate cost of the repurchased shares is reflected as treasury stock on the Consolidated Condensed Balance Sheet.

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

Results of Operations
---------------------

The Company achieved record net sales for the quarter and nine months ended September 30, 1999 of $88.6 million and $239.1 million, representing a 50.0% and 28.9% increase from net sales of $59.0 million and $185.5 million for the same periods of 1998. The increases resulted from improved conditions in the industry as well as from increased sales in most territories and contributions from two new sales offices which were opened during the second quarter of 1999.

Gross profit was $16.7 million and $45.6 million for the third quarter and first nine months of 1999, compared to $13.1 million and $41.8 million for the same periods of 1998. The increases were due to the increases in net sales. Gross profit margins as a percentage of net sales were 18.9% and 19.1% for the third quarter and first nine months of 1999 compared to 22.2% and 22.5% for the third quarter and first nine months of 1998. The declines in gross profit margins reflect increased competition, a greater number of low margin, large volume transactions and continued changes in the Company's product mix. In addition, the Company has experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Management expects downward pressure on gross profit margins to continue in the future.

Selling, general and administrative expenses ("SG&A") was $14.6 million for the third quarter of 1999 compared to $11.5 million for the third quarter of 1998. SG&A for the first nine months of 1999 was $40.5 million compared to $35.3 million for the first nine months of 1998. The increases were primarily a result of an increase in the Company's infrastructure to support the changing needs and additional requirements of its customers and increased variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, the Company opened additional sales offices and increased its management personnel during 1999. Due to these factors, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 16.5% and 16.9% for the third quarter and nine months ended September 30, 1999, from 19.5% and 19.0% for the same periods of 1998. The improvements in SG&A as a percentage of sales reflect the increases in net sales.

Income from operations increased 33.6% to $2.2 million for the third quarter of 1999 from $1.6 million for the third quarter of 1998. The increase in income from operations for the third quarter of 1999 was

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

attributable to the increase in net sales, which more than offset the impact of the decline in the gross profit margin and the increase in SG&A. For the first nine months of 1999, income from operations was $5.2 million compared to $6.5 million for the same period of 1998. The decline in income from operations for the nine months ended September 30, 1999 was due to the impact of the decline in the gross profit margin as well as the increase in SG&A as discussed above.

Interest expense was $1.3 million and $3.5 million for the third quarter and first nine months of 1999, compared to $1.1 million and $3.3 million for the same periods of 1998. The increases in interest expense primarily resulted from increases in average borrowings during the second and third quarters of 1999 to support the growth in sales and the expanded infrastructure.

Net income increased 61.9% to $502,000, or $.13 per share (diluted), for the quarter ended September 30, 1999 from $310,000, or $.08 per share (diluted), for the third quarter of 1998. The increase in net income for the third quarter of 1999 was primarily due to the increase in net sales which more than offset the impact of the decline in the gross profit margin and the increases in SG&A and interest expense. For the first nine months of 1999, net income was $943,000, or $.24 per share (diluted), compared to $1.8 million, or $.46 per share (diluted), for the same period of 1998. The decrease in net income for the nine months ended September 30, 1999 reflects the decrease in the gross profit margin as well as increases in SG&A and interest expense.

All per share amounts reflect a one-for-five reverse stock split which became effective June 2, 1999.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 1999 increased to $84.3 million from working capital of $68.2 million at December 31, 1998. The current ratio was 2.74:1 at September 30, 1999, compared to 2.63:1 at December 31, 1998. The increases in working capital and the current ratio were primarily due to increases in accounts receivable and inventories. These increases more than offset an increase in accounts payable. Accounts receivable levels at September 30, 1999 were $53.1 million, up from accounts receivable of $37.8 million at December 31, 1998, reflecting significant increases in sales for the third quarter of 1999 over the fourth quarter of 1998. Inventory levels were $73.6 million at September 30, 1999, up from $69.1 million at December 31, 1998. Accounts payable and accrued expenses increased to $47.7 million at September 30, 1999 from $41.2 million at December 31, 1998. The increases in inventory and accounts payable reflect increases in inventory purchases to support higher sales.

On May 24, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's Common Stock. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings under its credit facility. Any shares of Common Stock repurchased will be available for reissuance in connection with the Stock Option Plan or for other corporate purposes. As of September 30, 1999, the Company repurchased 21,800 shares of its Common Stock at an average price of $3.95 per share.

At September 30, 1999, outstanding borrowings under the Company's credit facility aggregated $58.2 million.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

Forward-Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "could" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the amount and timing of shipments of previously booked customer orders, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof, utilization by the Company of any excess capacity, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, management of growth and expenses, the ability of the Company to generate the expected return from its addition of people, addition of sales offices and the increase of its infrastructure, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins relating to the Company being required to have aggressive pricing programs, increased competition from third party logistics companies and e-brokers through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers and other third parties with which the Company has a business relationship of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth of the electronics industry and electronic components distribution industry, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q, in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          11.1    Statement Re:  Computation of Per Share Earnings (Unaudited).
          27.1    Financial Data Schedule.

(b)       Reports on Form 8-K
          -------------------

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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

                                All American Semiconductor, Inc.
                                ------------------------------------------------
                                (Registrant)

Date: November 12, 1999         /s/ PAUL GOLDBERG
                                ------------------------------------------------
                                Paul Goldberg, Chairman of the Board
                                (Duly Authorized Officer)

Date: November 12, 1999         /s/ HOWARD L. FLANDERS
                                ------------------------------------------------
                                Howard L. Flanders, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)