Form 10-K
period 1999-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2000-03-30
CIK 818074

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 2000, 3,990,631 shares (including 32,141 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $55,800,000.

                      Documents Incorporated by Reference:
Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III.
================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.

FORM 10-K - 1999

TABLE OF CONTENTS

PART  ITEM                                                                PAGE
NO.   NO.   DESCRIPTION                                                    NO.
----  ----  -----------                                                   ----

I       1   Business....................................................     1
        2   Properties..................................................    12
        3   Legal Proceedings...........................................    12
        4   Submission of Matters to a Vote of Security-Holders.........    12


II      5   Market for the Registrant's Common Equity and Related
              Stockholder Matters ......................................    13
        6   Selected Financial Data.....................................    14
        7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    16
        7A  Quantitative and Qualitative Disclosures about Market Risk..    20
        8   Financial Statements and Supplementary Data.................    21
        9   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................    21


III    10   Directors and Executive Officers of the Registrant..........    21
       11   Executive Compensation......................................    21
       12   Security Ownership of Certain Beneficial Owners
              and Management ...........................................    21
       13   Certain Relationships and Related Transactions..............    21


IV     14   Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K ..............................................    21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products; networking, satellite, wireless and other communications products; Internet infrastructure and appliances; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers ("CEMs") who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products ("AMP") and Aved Display Technologies ("ADT") divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. See "Products." These products are also sold to OEMs.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the fifth largest distributor of semiconductors and the 12th largest electronic components distributor overall in the United States, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014.

THE ELECTRONICS DISTRIBUTION INDUSTRY

The electronics industry is one of the largest and fastest growing industries in the United States. Industry associations estimate total U.S. factory sales of electronic products will continue to grow. The growth of this industry has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, networking, satellite, wireless and other communications products, infrastructure and appliances for the Internet, and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, consumer and military products. E-commerce is expected to generate $1.3 trillion of sales in the year 2003 up from just $50 billion in 1998. In order to support this growth, analysts believe that spending for U.S. e-business infrastructure will grow from approximately $150 billion in 1999 to $350 billion in the year 2003. Additionally, analysts project consumption of semiconductor products to grow from $126 billion worldwide in 1998 to over $233 billion in 2002.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products currently account for approximately 39% and 20%, respectively, of the electronic components distribution marketplace, while systems and computer products account for the remaining 41%. The Company only participates in the distribution of semiconductors and passive/electromechanical products which account for two of the three industry product groups.

Distributors  are an integral part of the electronics  industry.  During 1999,
an  estimated  $24  billion  of  electronic   components   were  sold  through
distribution in the United States, up from $10 billion in 1992. In recent years, there has been a growing trend for distribution to play an increasing role in the electronics industry. OEMs and CEMs which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for OEMs and CEMs, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that OEMs and CEMs will continue to increase their service and quality requirements, and that this trend will result in OEMs, CEMs and electronic component manufacturers continuing to be dependent on distributors in the future.

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

BUSINESS STRATEGY

The Company's strategy is to continue its managed growth and to gain market share by: (i) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions; (ii) increasing sales to existing customers by continuing to expand its product offerings and service capabilities; and (iii) increasing its participation in e-commerce. The Company believes that investment in expansion and capabilities is necessary to enable the Company to participate in the dynamics of its rapidly changing industry and to achieve greater profitability in the future.

As a result of our strategy, the Company achieved record levels of profitability in 1997. While the Company was poised to continue to improve its profitability during 1998, the industry was changing. At the same time, the industry was marred with continued price erosion and intensely increased competitive market conditions. In an effort to better position itself to address these changing conditions and to become a more formidable force in facing the challenges of an increasingly competitive and consolidating industry, the Company entertained a merger proposal which resulted in the Company entering into a letter of intent to merge with the distribution operations of a sizeable competitor. While efforts to complete the transaction were underway, financial markets were in turmoil, industry market conditions were worsening and industry dynamics were undergoing changes. As a result of these and other factors, efforts to complete the transaction were prolonged for several months and ultimately the transaction was terminated due to factors beyond the Company's control. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Selling, General and Administrative Expenses" and Note 6 to Notes to Consolidated Financial Statements. As a result of the attempted merger, the Company put internal expansion on hold and lost its momentum for internally generated growth. Additionally, throughout 1998 the Company was negatively impacted by the distraction resulting from the evaluation of and preparations for the integration of operations in connection with the proposed merger. These merger-related factors, as well as negative market conditions and price erosion, combined to result in a decline in the Company's revenues in 1998.

Once the merger efforts were terminated in the fourth quarter of 1998, management invested a significant amount of time refocusing the Company on facing the industry challenges and once again achieving internal growth. To do so, the Company began efforts to enhance its management team in many areas where change was needed but kept on hold during the merger efforts. The first half of 1999 was marked with continued pressure on profitability throughout the industry as well as turmoil resulting from accelerated consolidation trends. During the second half of 1999 market conditions began to change as the excessive supply environment reversed, product lead times began to stretch and some product groups went on allocation. As a result, gross profit margins began to increase slightly. This reversal of market conditions, combined with certain strategic decisions made by management, has enabled the Company to achieve improved results and greater market penetration during the second half of 1999. While management believes that it may be able to increase market share and increase profitability even further, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

EXPANSION

The Company had undergone significant expansion prior to 1998, including opening new offices, relocating and expanding existing offices and acquiring other companies, all in order to increase its sales volume, expand its geographic coverage and become recognized as a national distributor. See "Sales and Marketing-Sales Office Locations."

As a result of the implementation of the Company's business strategy, the Company has experienced significant growth every year except 1998. In order to effectively drive and manage its expansion, the Company continues to: (i) restructure, enhance and expand its sales staff and sales management and marketing team; (ii) expand its quality control programs, including its total quality management ("TQM") and continuous process improvement programs that ensure quality service, enhance productivity and, over time, reduce costs; (iii) expand its corporate operations department; (iv) enhance its state-of-the-art distribution technology; and (v) enhance its asset management capabilities through new computer and telecommunications equipment. To keep up with industry trends the Company continues to make significant investments in its web site and Internet capabilities as well as other forms of e-commerce; and during 1999 created its own web development group. The Company also continues to expand its investment in its Field Application Engineer ("FAE") program and has increased its investment in its materials management solutions capabilities which is now referred to as Supply Chain Management ("SCM"). As the Company has now developed a greater visibility at the industry's top tier customer base, the Company has also created an Executive Accounts Program. To better service the large customer base in the western part of the United States and to enhance relationships with a supplier base that is predominantly based in California, the Company has dramatically expanded its west coast corporate offices and relocated the President and Chief Executive Officer of the Company to San Jose to be based where sales, marketing and FAE functions are headquartered. The Company has also expanded the operations of its west coast programming and distribution center.

Since 1997, the Company has opened four new sales offices in the United States including two which were opened during 1999. The Company expanded its international presence during 1998 with the opening of a sales office in Guadalajara, Mexico. The Company currently expects to continue to open new offices and may seek to acquire additional companies in the future. The Company also plans to continue its focus on improving the financial performance and market penetration of each existing location.

INCREASING PRODUCT OFFERINGS

The Company intends to continue its effort to increase the number and breadth of its product offerings, thereby allowing it to attract new customers and to represent a larger percentage of the purchases being made by its existing customers. As part of its efforts to attract new suppliers and expand its product offerings, in the last few years the Company further expanded its service capabilities and has opened new sales offices (see "Expansion").

During the last three years, the Company added new suppliers and expects to add additional suppliers in the future. These new suppliers are intended to offer larger growth opportunities than some of the smaller suppliers that the Company has done business with in the past. New supplier relationships generally require up-front investments that could take substantial time to provide a return.

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

The Company's distribution technology incorporates nationwide access to real-time inventory and pricing information, electronic order entry and rapid order processing. During the past few years, the Company has expanded its service capabilities for just-in-time deliveries, bar coding, bonded inventory programs, kitting and turnkey services, in-plant stores, in-plant terminals, electronic data interchange ("EDI") programs, automatic inventory replenishment programs and complete supply chain management ("SCM") solutions.

In order to further enhance its service capabilities, the Company has also expanded its Field Application Engineer (FAE) program. The Company expects to hire additional FAEs in the future. The program is intended to generate sales by providing customers with engineering support and increased service at the design and development stages. The program is also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is also of great importance in attracting new suppliers.

Another rapidly growing segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this growing segment of the industry, the Company has a 20,000 square foot facility in Fremont, California (near San Jose) which incorporates a programming and a distribution center. In order to service growing customer demand as well as changing technologies, the Company has continually increased its investments in its programming capabilities by purchasing additional programming equipment and increasing its programming staff. In addition to enabling the Company to address a rapidly growing market for programmable products, this capability will allow the Company to attract new product lines that require programming capabilities.

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company designed and developed its own web site which became operational during the first quarter of 1997. In order to further expand its utilization of and functionality on the Internet, the Company created its own web development team in 1999. Additionally, to further its e-commerce strategies the Company has engaged with several third party Internet/e-commerce companies to expand the visibility of the Company and the ways in which customers can conduct commerce with the Company. These engagements are expected to expand and improve customer service, increase revenues, reduce transaction costs and afford the Company an opportunity to do business in a new and still developing marketplace. While these engagements have increased operating costs and may increase costs further in the future, many benefits are expected to be realized from these investments, however, no assurances can be made that the Company will realize such benefits.

The Company also provides value-added services relating to its passive/electromechanical business including connector and cable assemblies.

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

FLAT PANEL DISPLAY PRODUCTS

The Company believes that one of the faster growing segments of the electronics industry will result from the expanded utilization of flat panel displays ("FPD"). Flat panel displays are commonly used in laptop computers and are currently replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as personal computers and video monitors. FPDs are also being utilized in high definition television ("HDTV").

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

The Company has addressed the FPD market in three ways. First, the Company has assembled a comprehensive offering of FPD products, including products from manufacturers of FPDs, as well as manufacturers of the necessary support products such as back-light inverters and driver boards. The second aspect in addressing the FPD market is to develop the technical support necessary to assist customers with integrating FPD applications. In this regard the Company's FAE program and marketing department have been developing expertise in FPD applications and integration. Additionally, the Company has added FPD specialists to its sales and marketing groups. In response to the growing need for support of FPD business, during 1999 the Company formed its Display Solutions Group ("DSG") to be a separate group within the Company dedicated entirely to the support of FPD opportunities. Through our DSG, we have expanded our internal staff as well as developed relationships with independent subcontractors, referred to as integrators, in many different geographic locations. This strategy enables the Company to offer a broad selection of products, services and solutions needed to service the varying levels of support required by the customer base.

The third aspect to the Company's approach to the FPD marketplace was accomplished with the creation of Aved Display Technologies ("ADT"). ADT, which is run as a separate division, designs, develops and has manufactured under its own label several proprietary driver board products for FPD applications. In addition to ADT, the Company also has other suppliers of FPD driver board products.

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

CUSTOMERS

The Company markets its products primarily to OEMs in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; networking, satellite, wireless and other communications products; Internet infrastructure and appliances;

consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to CEMs who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 12,000 accounts. During 1999, no customer accounted for more than 4% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

SALES AND MARKETING

OVERALL STRATEGY

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 60,000 different products representing approximately 75 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national distributors, while still providing the personalized service levels usually associated only with regional or local distributors. Additionally, because of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

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

The Company's marketing strategy also includes the expansion of its e-commerce capabilities through enhancing its web site functionality and developing its portal capabilities to enable its customers to utilize the services available from the Company's growing number of e-commerce partners.

MARKETING TECHNIQUES

As part of the Company's marketing strategy, the marketing department is based in Silicon Valley near the headquarters of the vast majority of the supplier base. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders; (ii) ongoing advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; (iv) the Company's telemarketing efforts; and (v) a web site and portal on the Internet. The Company also uses its expanded service capabilities, FAE program, SCM capabilities and status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

SALES PERSONNEL

As of March 1, 2000, the Company employed 334 people in sales on a full-time basis, of which 132 are field salespeople, 126 are inside salespeople, 35 are in management, 25 are in administration and 16 are engineers in the FAE program. The Company also had 22 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit goals.

SALES OFFICE LOCATIONS

The Company currently operates 32 sales offices in 21 states, Canada and Mexico. The locations of the sales offices are in each of the following geographic markets: Huntsville, Alabama; Phoenix, Arizona; Orange County, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Guadalajara, Mexico; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Raleigh, North Carolina; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City, Utah; Seattle, Washington and Milwaukee, Wisconsin. The Company also retains field sales representatives to market other territories throughout the United States, Canada, Puerto Rico and Mexico. The Company may consider opening branches in these other territories if the representatives located there achieve certain sales levels.

TRANSPORTATION

All of the Company's products are shipped through third party carriers. Incoming freight charges are generally paid by the Company, while outgoing freight charges are typically paid by the customer.

SEASONALITY

The Company's sales have not historically been materially greater in any particular season or part of the year.

FOREIGN SALES

Sales to foreign countries aggregated approximately $24.1 million, $9.4 million and $5.4 million for 1999, 1998 and 1997, respectively.

BACKLOG

As is typical of distributors, the Company has a backlog of customer orders. While these customer orders are cancelable, the Company believes its backlog is an indicator of future sales. At December 31, 1999, the Company had a backlog in excess of $80 million, compared to a backlog in excess of $43 million at December 31, 1998 and $50 million at December 31, 1997. During 1997, 1998 and the first half of 1999 there was an excess availability of product throughout the industry. As a result, customers kept much lower levels of product on order as delivery times were short and prices were often declining. During the second half of 1999 these conditions changed, lead times began to stretch and certain product groups went on allocation. As a result, customers began increasing the amount of their scheduled orders. By February 29, 2000, the Company's backlog had risen to approximately $99 million. While the tight supply market often results in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking), the Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Approximately 30% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements. In addition, the Company has increased its practices of EDI transactions where the Company purchases inventory based on electronically transmitted customer forecasts that do not become an order until the date of shipment and, therefore, are not reflected in the Company's backlog.

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. In meeting its goal of being recognized as a national distributor, the Company has opened and acquired sales offices in a number of markets throughout the United States and has advertised in national industry publications to demonstrate its distribution capabilities to current and potential customers and suppliers. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of designing-in the suppliers' products at the customer base. To address this requirement, the Company has an FAE program which is currently staffed with 16 engineers. During the last three years, the Company has been successful in adding new suppliers.

All distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 1999, the Company's three largest suppliers accounted for 22%, 9% and 4% of consolidated purchases, respectively. Most of the products that the Company sells are available from other sources. While the Company believes that the loss of a key supplier could have an adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. If the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of the Company's largest supplier or a significant number of suppliers in a short period of time could have a material adverse effect on the Company. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

The Company also leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility presently contains all operations for the separate divisions of Aved Display Technologies and Aved Memory Products. See "Products." The Denver facility is dedicated to certain value-added services and a regional distribution center.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose).

During 1998, the Company entered into a new lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices as well as its northern California sales operation. This lease incorporates the previously leased space of approximately 11,000 square feet and adds a new adjoining space of approximately 9,000 square feet. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet is presently being sublet. In addition, the Company leases space for its other sales offices, which offices range in size from approximately 1,000 square feet to 8,000 square feet. See "Sales and Marketing-Sales Office Locations."

Due to the dramatic price erosion during the past few years as well as the continued growth in revenues, the Company believes its unit volume shipped has increased. As a result, the Company has utilized some of its excess capacity. As a result of our capacity utilization as well as the need to increase productivity in our distribution center, the Company is presently evaluating potential investments to add further automation to its distribution centers.

SYSTEMS

The Company's systems and operations are designed to facilitate centralized warehousing which allows salespeople across the country to have real-time access to inventory and pricing information and allows a salesperson in any office to enter orders electronically, which instantaneously print in the appropriate distribution facility for shipping and invoicing. The combination of the centralized distribution centers and the electronic order entry enable the Company to provide rapid order processing at low costs. The system also provides for automatic credit checks, which prohibit any product from being shipped until the customer's credit has been approved. Additionally, the systems allow the Company to participate with customers and suppliers in electronic data interchange, or EDI, and to expand customer services, including just-in-time deliveries, kitting programs, bar coding, automatic inventory replenishment programs, bonded inventory programs, in-plant stores and in-plant terminals and supply chain management.

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities, and to participate in e-commerce, the Company has continually been expanding, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades to meet its computer and communications needs. The Company believes that these systems enhancements should assist in increasing sales and in improving efficiencies and the potential for greater profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved.

FOREIGN MANUFACTURING AND TRADE REGULATION

A significant number of the components sold by the Company are manufactured outside the United States and purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. As a result, the Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and changes in policies related to, among other things, anti-dumping legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during past years, and there can be no assurance that such factors will not have a more significant adverse affect on the Company in the future. Since the Company purchases from United States subsidiaries or affiliates of foreign manufacturers, the Company's purchases are paid for in U.S. dollars.

EMPLOYEES

As of March 1, 2000, the Company employed 622 persons, of which 334 are involved in sales and sales management; 96 are involved in marketing; 64 are involved in the distribution centers; 51 are involved in operations; 11 are involved in management; 42 are involved in bookkeeping and clerical; and 24 are involved in information technology. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

COMPETITION

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales exceeding $9 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors and local distributors. With sales offices in 21 states, the Company competes as a national distributor. Additionally, the Company is one of the few national distributors which has offices in Canada and Mexico. The Company, which was recently recognized by industry sources as the fifth largest distributor of semiconductors and the 12th largest electronic components distributor overall in the United States, believes its primary competition comes from the top 50 distributors in the industry. Recently, there has been an emergence of additional competition from the advent of third party logistics companies, businesses commonly referred to as e-brokers and several other forms of e-commerce companies which have grown as a result of the expanded use of the Internet. While the Company is aggressively working on implementing its e-commerce strategies, including its web site and portal development, to deal with these new forms of competition, there can be no assurance that the Company will be able to defend its market share against the emergence of these new business models.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater assets and possess greater financial and personnel resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top five distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business at these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not emphasized by the top five distributors, or are fill-in or niche products. With its expanded service capabilities and quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top five distributors for the middle market customer base is not as strong since the largest distributors focus their efforts on the major account base. For this reason, the Company has focused strong efforts on servicing this middle market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors, by seeking to offer more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to such middle market companies a higher service level than is offered to them by the major national and global distributors. The Company believes that today the top five distributors are seeking to penetrate the middle market customer base more than they have in the past.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                   PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
        MATTERS

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                  High                 Low
----------------------                  ----                 ---

1998
----
First Quarter                           10                   6 7/8
Second Quarter                          12 11/32             7 3/16
Third Quarter                           10 15/16             4 7/32
Fourth Quarter                           7 3/16              3 3/4

1999
----
First Quarter                            5 5/16              3 7/16
Second Quarter                           4 17/32             2 1/2
Third Quarter                            5                   2 13/16
Fourth Quarter                           4 1/2               2 11/16

2000
----
First Quarter (through March 17, 2000)  19                   3 1/16

On June 1, 1999, the Company's shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of the Company's outstanding shares of common stock. The Reverse Stock Split became effective for trading in the Company's new common stock as of June 2, 1999. Immediately following the Reverse Stock Split, there were 3,973,431 shares of common stock outstanding. The $.01 par value of the common stock remained the same after the Reverse Stock Split. All references to shares of common stock, stock options, warrants, exercise prices per share and per share amounts have been restated to reflect the effect of the Reverse Stock Split.

As of March 17, 2000, there were approximately 450 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that it has over 6,300 beneficial holders of its common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 1999 except as follows:

Pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted during the quarter ended December 31, 1999 stock options to purchase 165,400 shares of the Company's common stock to 94 individuals at exercise prices ranging from $3.27 to $3.60 per share. The stock options are exercisable over a five or six-year period. See
Note 9 to Notes to Consolidated Financial Statements. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company for and as of the years 1995 through 1999 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to shares of common stock and per share amounts have been restated to reflect the effect of the Reverse Stock Split.

Statement of Operations Data
Years Ended December 31                          1999             1998             1997             1996             1995(1)
-------------------------------------------------------------------------------------------------------------------------
Net Sales (2) ........................  $ 329,563,000    $ 250,044,000    $ 265,640,000    $ 237,846,000    $ 177,335,000
Cost of Sales (3) ....................   (265,064,000)    (194,599,000)    (207,173,000)    (185,367,000)    (138,089,000)
                                        -------------    -------------    -------------    -------------    -------------
Gross Profit .........................     64,499,000       55,445,000       58,467,000       52,479,000       39,246,000
Selling, General and
   Administrative Expenses ...........    (56,357,000)     (46,880,000)     (48,257,000)     (51,675,000)     (32,321,000)
Restructuring and Other Nonrecurring
   Expenses (4) ......................             --       (2,860,000)              --       (4,942,000)      (1,098,000)
                                        -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
   Operations ........................      8,142,000        5,705,000       10,210,000       (4,138,000)       5,827,000
Interest Expense (5) .................     (4,985,000)      (4,313,000)      (4,797,000)      (7,025,000)      (2,739,000)
                                        -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
   Operations Before Income Taxes ....      3,157,000        1,392,000        5,413,000      (11,163,000)       3,088,000
Income Tax (Provision) Benefit .......     (1,358,000)        (561,000)      (2,163,000)       2,942,000       (1,281,000)
                                        -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
   Operations Before Discontinued
   Operations and Extraordinary Items.      1,799,000          831,000        3,250,000       (8,221,000)       1,807,000
Discontinued Operations (6) ..........             --               --               --       (1,757,000)          79,000
Extraordinary Items (7) ..............             --               --               --           58,000               --
                                        -------------    -------------    -------------    -------------    -------------
Net Income (Loss) ....................  $   1,799,000    $     831,000    $   3,250,000    $  (9,920,000)   $   1,886,000
                                        =============    =============    =============    =============    =============
Earnings (Loss) Per Share (8):
   Basic .............................           $.46             $.21             $.83           $(2.51)            $.62
   Diluted ...........................           $.46             $.21             $.82           $(2.47)            $.59

Balance Sheet Data
December 31                                      1999             1998             1997             1996             1995
-------------------------------------------------------------------------------------------------------------------------
Working Capital ......................  $  91,217,000    $  68,192,000    $  63,308,000    $  69,823,000    $  59,352,000
Total Assets .........................    151,501,000      118,957,000      112,286,000      112,921,000      114,474,000
Long-Term Debt, Including
   Current Portion ...................     71,867,000       50,978,000       46,900,000       58,221,000       37,604,000
Shareholders' Equity .................     27,852,000       26,509,000       25,674,000       22,396,000       32,267,000
Book Value Per Common Share ..........          $7.01            $6.67            $6.46            $5.65           $ 8.12

----------------------

(1)The statement of operations data for 1995 reflects nonrecurring expenses associated with certain acquisitions, which occurred on December 29, 1995, while the balance sheet data reflects the assets and liabilities of the acquired companies at December 31, 1995.

(2)Net sales, including sales generated by the Company's computer products division which was discontinued in the third quarter of 1996, were $244,668,000 for 1996 and $180,794,000 for 1995.

(3)1996 includes non-cash inventory write-offs of $2,000,000 associated with the Company's restructuring of its kitting and turnkey operations.

(4)1998 reflects a nonrecurring charge relating to a failed proposed merger. The nonrecurring charge includes expansion costs incurred in anticipation of supporting the proposed combined entity, employee-related expenses, professional fees and other merger-related out of pocket costs. 1996 includes non-recurring expenses consisting of: $1,092,000 relating to restructuring the Company's kitting and turnkey operations, $587,000 relating to the termination of certain employment agreements, $445,000 relating to relocating the Company's cable assembly division, $625,000 relating to the accrual of a postretirement benefit cost associated with an amendment to an employment agreement with one of the Company's executive officers, and $2,193,000 relating to an impairment of goodwill primarily related to certain acquisitions. 1995 reflects a charge for front-end incentive employment compensation associated with certain acquisitions.

(5)Interest expense for 1996 includes amortization and a write-down of deferred financing fees relating to obtaining the Company's $100 million credit facility of approximately $2,148,000.

(6)Includes income (losses) from discontinued operations of $(166,000) (net of $125,000 income tax benefit) and $79,000 (net of $56,000 income tax provision) for 1996 and 1995, respectively, and a loss on disposal of $(1,591,000) (net of $1,200,000 income tax benefit) in 1996 relating to management's decision to discontinue its computer products division.

(7)Reflects an after-tax gain of $272,000 (net of $205,000 income tax provision) associated with the Company's settlement of a civil litigation and an after-tax non-cash expense of $214,000 (net of $161,000 income tax benefit) resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note.

(8)Weighted average common shares outstanding after reflecting the Reverse Stock Split for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were 3,921,138, 3,937,021, 3,934,512, 3,948,570 and 3,048,292, respectively, for basic earnings per share and were 3,924,166, 3,998,802, 3,956,967, 4,021,152 and 3,173,373, respectively, for diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The following table sets forth for the years ended December 31, 1999, 1998 and 1997, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales. All percentages are based on net sales.

                                                          Items as a Percentage
                                                               of Net Sales
                                                         -----------------------
                                                               Years Ended
                                                               December 31
                                                         -----------------------
                                                          1999    1998     1997
                                                         ------  ------   ------
Net Sales..........................................      100.0%  100.0%   100.0%
Gross Profit.......................................       19.6    22.2     22.0
Selling, General and Administrative Expenses.......      (17.1)  (18.7)   (18.2)
Restructuring and Other Nonrecurring Expenses......         --    (1.1)      --
Income from Operations.............................        2.5     2.3      3.8
Interest Expense...................................       (1.5)   (1.7)    (1.8)
Income Before Income Taxes.........................        1.0     0.6      2.0
Net Income.........................................        0.5     0.3      1.2

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

SALES

For the year ended December 31, 1999, the Company achieved a record sales level at $329.6 million, a $79.6 million or 31.8% increase over net sales of $250.0 million for 1998. The increase resulted from improved conditions in the industry as well as from increased sales in most territories and contributions from two new sales offices which were opened during the second quarter of 1999.

GROSS PROFIT

Gross profit was $64.5 million in 1999 compared to $55.4 million for 1998, representing a 16.3% increase. The increase in gross profit was due to the increase in sales which more than offset a decline in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales were 19.6% for 1999, compared to 22.2% for 1998. The decline in gross profit margins reflects the competitive market and excess supply conditions during the first half of 1999, a greater number of low margin, large volume transactions than in the previous year, as well as continued changes in the Company's product mix. In addition, the Company continues to experience lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Although gross profit margins started to improve slightly during the second half of 1999, management is unsure whether this positive trend will continue or possibly reverse.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") was $56.4 million for 1999, compared to $46.9 million for 1998. The increase in SG&A was primarily a result of an increase in the Company's infrastructure to support the changing needs and additional requirements of its customers and increased variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, the Company opened additional sales offices and increased and enhanced its management personnel during 1999. Due to these factors, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 17.1% for the year ended December 31, 1999, from 18.7% for the 1998 period. The decrease in SG&A as a percentage of sales reflects the significant increase in sales which more than offset the increase in SG&A in absolute dollars.

INCOME FROM OPERATIONS

Income from operations was $8.1 million for 1999, a 42.7% increase over income from operations of $5.7 million for 1998. The increase in income from operations was due to the increase in net sales, which more than offset the impact of the decline in gross profit margins and the increase in SG&A. In addition, 1998 included a nonrecurring charge of $2.9 million relating to a failed proposed merger.

INTEREST EXPENSE

Interest expense was $5.0 million for the year ended December 31, 1999, compared to $4.3 million for 1998. The increase in interest expense resulted from an increase in average borrowings during 1999 to support the growth in sales and the expanded infrastructure. Interest expense for 1999 also reflects a decrease in the Company's borrowing rate.

NET INCOME

Net income increased dramatically to $1.8 million, or $.46 per share (diluted), for the year ended December 31, 1999, a 116.5% increase over net income of $831,000, or $.21 per share (diluted), for 1998. The increase in net income reflects the increase in gross profit which was partially offset by the increases in SG&A and interest expense. In addition, 1998 included a nonrecurring charge of $1.7 million on an after-tax basis relating to a failed proposed merger.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

SALES

Net sales for the year ended December 31, 1998 were $250.0 million, compared to net sales of $265.6 million for 1997. The decrease in net sales was partially attributable to price erosion and adverse market conditions within our industry. Sales for 1998 were also negatively impacted by the distractions resulting from a failed proposed merger. See "Selling, General and Administrative Expenses" below and Note 6 to Notes to Consolidated Financial Statements.

GROSS PROFIT

Gross profit was $55.4 million in 1998, compared to $58.5 million in 1997. The decrease in gross profit was due to the decrease in net sales. Gross profit margins as a percentage of net sales were 22.2% for 1998, compared to 22.0% for 1997. While the gross profit margin for the year was slightly higher than for the prior year, the gross profit margin began declining toward the end of 1998, reflecting increased competition and a greater number of low margin, large volume transactions. In addition, the Company experienced lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. The Company also experienced margin pressures resulting from price increases from certain suppliers that the Company was not able to pass on to its customers at the same rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") was $46.9 million for 1998, down from $48.3 million for 1997. The decrease in SG&A reflected a reduction in variable expenses associated with the decrease in gross profit as well as the continued benefits of the Company's cost control programs. SG&A as a percentage of net sales was 18.7% for 1998, compared to 18.2% for 1997. The increase in SG&A as a percentage of net sales reflected the impact of the reduction in net sales discussed above. As a result of the industry-wide price erosion experienced during 1996 through 1998, the Company had to ship more units for each dollar of revenue. As a result, the Company's excess capacity was diminished. Additionally, customer requirements have increased significantly, resulting in the Company increasing its infrastructure to support the additional customer needs.

During 1998, the Company was involved in merger discussions which led to a letter of intent being signed in June 1998. Throughout 1998 the Company was actively involved in the evaluation of and preparations for the integration of operations in connection with the proposed merger. In October 1998, the merger negotiations were terminated. As a result, the Company recorded a nonrecurring charge in 1998, which included expansion costs incurred in anticipation of supporting the proposed combined entity, certain employee-related expenses, professional fees and other merger-related out of pocket costs, all of which aggregated $2.9 million. See Note 6 to Notes to Consolidated Financial Statements.

INCOME FROM OPERATIONS

Income from operations was $5.7 million for 1998 including the $2.9 million nonrecurring charge, compared to income from operations of $10.2 million for 1997. The decrease in income from operations was attributable to the decrease in net sales which more than offset the decrease in SG&A.

INTEREST EXPENSE

Interest expense decreased to $4.3 million for the year ended December 31, 1998 compared to $4.8 million for 1997. The decrease in interest expense resulted from lower average borrowings during 1998 as well as a decrease in the Company's borrowing rate.

NET INCOME

Net income was $831,000, or $.21 per share (diluted), for the year ended December 31, 1998, compared to net income of $3.3 million, or $.82 per share (diluted), for 1997. The decrease in net income reflected the decrease in sales and the nonrecurring expenses (approximately $1.7 million on an after-tax basis) which more than offset the decreases in SG&A and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1999 improved significantly to $91.2 million, compared to working capital of $68.2 million at December 31, 1998. The current ratio improved to 2.75:1 at December 31, 1999, compared to 2.63:1 at December 31, 1998. The increases in working capital and in the current ratio were due primarily to increases in accounts receivable and inventory. These changes more than offset an increase in accounts payable. Accounts receivable levels at December 31, 1999 were $53.2 million, compared to $37.8 million at December 31, 1998. The increase in accounts receivable reflects the record level of sales achieved during the end of 1999 compared to the end of 1998. Additionally, the average number of days that accounts receivables were outstanding improved from 53 days as of December 31, 1998 to 52 days as of December 31, 1999. Inventory levels were $85.3 million at December 31, 1999 compared to $69.1 million at December 31, 1998. The increase primarily reflects higher inventory levels needed to support increased sales. Accounts payable and accrued expenses increased to $51.6 million at December 31, 1999 from $41.2 million at December 31, 1998, primarily as a result of the increase in purchases of inventory.

On May 3, 1996 the Company entered into a $100 million line of credit facility with a group of banks (the "Credit Facility") which expires May 3, 2001. During 1999, borrowings under the Credit Facility bore interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Borrowings under the Credit Facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories, as defined. Under the Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. At December 31, 1999, outstanding borrowings under the Credit Facility aggregated $64.0 million compared to $43.3 million at December 31, 1998. The increase in outstanding borrowings reflects the significant growth in sales and the related increases in inventory and accounts receivable. See Note 7 to Notes to Consolidated Financial Statements.

During 1999, the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock and the lenders under the Credit Facility waived the restriction on stock redemptions with respect to such repurchase program. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the common stock and other factors. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings under the Credit Facility. Any shares of common stock repurchased will be available for reissuance in connection with the Company's Employees', Officers', Directors' Stock Option Plan or for other corporate purposes. As of December 31, 1999, the Company repurchased 138,586 shares of its common stock at an average price of $3.30 per share.

The Company expects that its cash flows from operations and additional borrowings available under the Credit Facility will be sufficient to meet its current financial requirements over the next twelve months.

INFLATION AND CURRENCY FLUCTUATIONS

The Company does not believe that inflation significantly impacted its business during 1999; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. The Company believes that currency fluctuations could have adverse effects on its business if it causes limitations in customer productions due to unfavorable export conditions or if it causes the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects.

YEAR 2000 ISSUE

The Company has evaluated its business information technology (IT) systems as well as its non-IT systems and has surveyed its major vendors. The Company currently believes that its internal systems are in compliance with Year 2000 requirements. To date, none of our systems have experienced material difficulties from the transition to Year 2000. Based upon the survey of the Company's major suppliers and the lack of material issues to date, the Company currently believes that Year 2000 issues of its suppliers should not have a material adverse effect on the Company's business, operations or financial condition. Nevertheless, to the extent the Company's vendors (particularly its major vendors) experience Year 2000 difficulties in the future, the Company may face delays in obtaining or even be unable to obtain certain products and services and therefore may be unable to make shipments to customers resulting in a material adverse effect on the Company's business, operations and financial condition. The Company did not survey its customers and on a limited basis surveyed certain other third parties with which it has a business relationship. As there have been no material issues to date, no assessment has been made of any future potential impact by customers' non-compliance (such as the ability of customers to electronically interface with the Company), although no assurance can be given that such non-compliance will not surface in the future resulting in a material adverse effect on the Company's business, operations and financial condition. The Company did not undertake an analysis of (nor, given the lack of material issues to date, does it intend to analyze) the effect of a worst-case Year 2000 scenario on the Company's business, operations or financial condition and, accordingly, the materiality of such effect (if any) is uncertain and the Company does not have a contingency plan and, given the lack of material issues to date, does not intend to create one.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations (including, without limitation, general technology growth). If and when used in this Form 10-K, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "could," "may" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the amount and timing of shipments of previously booked customer orders, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof, utilization by the Company of any excess capacity, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, management of growth and expenses, the ability of the Company to generate the expected return from its addition of people, addition of sales offices and the increase of its infrastructure, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins relating to the Company being required to have aggressive pricing programs, increased competition from third party logistics companies, e-brokers and other forms of e-commerce companies through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, the achievement by the Company and its vendors and customers and other third parties with which the Company has a business relationship of Year 2000 compliance, the continued and anticipated growth of the electronics industry and electronic components distribution industry, as well as general technology growth, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

None.
                                   PART III

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                    PAGE


      1.   FINANCIAL STATEMENTS
           Management's Responsibility for Financial Reporting.......... F-1
           Independent Auditors' Report................................. F-1
           Consolidated Balance Sheets.................................. F-2
           Consolidated Statements of Income............................ F-3
           Consolidated Statements of Changes in Shareholders' Equity... F-4
           Consolidated Statements of Cash Flows........................ F-5
           Notes to Consolidated Financial Statements................... F-6

      2.   FINANCIAL STATEMENT SCHEDULES

           None.

      3.   EXHIBITS

           3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31,
                 1991), as further amended by (i) Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995) and
                 (ii) Certificate of Amendment of Certificate of Incorporation dated June 1, 1999 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
           3.2   By-Laws, as amended July 29, 1994 (incorporated by reference to
                 Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
           4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
           4.2 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co. ("American Stock Transfer"), as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).

           4.3 Underwriter's Warrant Agreement between the Company and Lew Lieberbaum & Co., Inc. (incorporated by reference to Exhibit
                 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
           9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
           10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
           10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
           10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
           10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord in the amounts of $865,000, $150,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
           10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
           10.6 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
           10.7 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through June 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30,
                 1999).**
           10.8  Deferred Compensation Plan (incorporated by reference to
                 Exhibit 10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
           10.9 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
          10.10 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
                 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).**
           10.11 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
                 Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).**
           10.12 Merger Purchase Agreement dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).

           10.13 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower, together with six (6) Revolving Credit Notes, all dated May 10, 1996, aggregating $100,000,000 (incorporated by reference to Exhibit
                 10.2 to the Company's Form 10-Q for the quarter ended March 31,
                 1996).
           10.14 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
           10.15 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
           10.16 Amendment No. 3 to Loan and Security Agreement dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to the
                 Company's Form 10-Q for the quarter ended June 30, 1998).
           10.17 Amendment No. 4 to Loan and Security Agreement dated March 23,
                 1999 (incorporated by reference to Exhibit 10.18 to the
                 Company's Form 10-K for the year ended December 30, 1998).
           10.18 Consulting Contract dated July 1, 1995 by and between the Company and The Equity Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995).
           10.19 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
           10.20 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996).
           10.21 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).
           10.22 Form of Salary Continuation Plan (incorporated by reference to
                 Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
           10.23 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
           10.24 Note dated August 21, 1998, by Bruce Mitchell Goldberg and Jayne Ellen Goldberg in favor of the Company in the principal amount of $125,000 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30,
                 1998).
           11.1  Statement Re: Computation of Per Share Earnings.*
           21.1  List of subsidiaries of the Registrant.*
           23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants.*
           27.1  Financial Data Schedule.*

------------------------
*     Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)   REPORTS ON FORM 8-K
      No reports were filed during the fourth quarter of 1999.

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

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By:  /s/ PAUL GOLDBERG
     ----------------------------------------
         Paul Goldberg, Chairman of the Board

Dated: March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

/s/ PAUL GOLDBERG          Chairman of the Board, Director
------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG      President and Chief Executive Officer, Director
------------------------   (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS     Executive Vice President and Chief Financial Officer,
------------------------   Director
Howard L. Flanders         (Principal Financial and Accounting Officer)

/s/ RICK GORDON            Senior Vice President of Sales, Director
------------------------
Rick Gordon

/s/ ROBIN L. CRANDELL      Director
------------------------
Robin L. Crandell

/s/ S. CYE MANDEL          Director
------------------------
S. Cye Mandel

/s/ DANIEL M. ROBBIN       Director
------------------------
Daniel M. Robbin

/s/ RICHARD E. SIEGEL      Director
------------------------
Richard E. Siegel

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

Management maintains a system of internal controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal controls process is continuously monitored by direct management review.

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfils its responsibility with respect to the Company's Consolidated Financial Statements and the system of internal controls.

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

/s/ BRUCE M. GOLDBERG                                 /s/ HOWARD L. FLANDERS
------------------------------------                  ----------------------
Bruce M. Goldberg                                     Howard L. Flanders
President,                                            Executive Vice President,
Chief Executive Officer                               Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/S/ LAZAR LEVINE & FELIX LLP

LAZAR LEVINE & FELIX LLP
New York, New York
March 3, 2000

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                            DECEMBER 31          1999             1998
--------------------------------------------------------------------------------------------
Current assets:
  Cash ...................................................... $     173,000    $     473,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,987,000 and $1,412,000 ...................    53,202,000       37,821,000
  Inventories ...............................................    85,260,000       69,063,000
  Other current assets ......................................     4,637,000        2,574,000
                                                              -------------    -------------
    Total current assets ....................................   143,272,000      109,931,000
Property, plant and equipment - net .........................     4,482,000        4,506,000
Deposits and other assets ...................................     2,741,000        3,458,000
Excess of cost over fair value of net assets acquired - net..     1,006,000        1,062,000
                                                              -------------    -------------
                                                              $ 151,501,000    $ 118,957,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current liabilities:

  Current portion of long-term debt ......................... $     273,000    $     269,000
  Accounts payable and accrued expenses .....................    51,584,000       41,229,000
  Income taxes payable ......................................            --           56,000
  Other current liabilities .................................       198,000          185,000
                                                              -------------    -------------
    Total current liabilities ...............................    52,055,000       41,739,000
Long-term debt:
  Notes payable .............................................    64,298,000       43,306,000
  Subordinated debt .........................................     6,089,000        6,187,000
  Other long-term debt ......................................     1,207,000        1,216,000
                                                              -------------    -------------
                                                                123,649,000       92,448,000
                                                              -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................            --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,973,431 shares issued and outstanding .....        40,000           40,000
  Capital in excess of par value ............................    25,751,000       25,751,000
  Retained earnings .........................................     2,968,000        1,169,000
  Treasury stock, at cost, 174,646 and 36,060 shares ........      (907,000)        (451,000)
                                                              -------------    -------------
                                                                 27,852,000       26,509,000
                                                              -------------    -------------
                                                              $ 151,501,000    $ 118,957,000
                                                              =============    =============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31                         1999             1998             1997
--------------------------------------------------------------------------------------
NET SALES ..........................   $ 329,563,000    $ 250,044,000    $ 265,640,000
Cost of sales ......................    (265,064,000)    (194,599,000)    (207,173,000)
                                       -------------    -------------    -------------
Gross profit .......................      64,499,000       55,445,000       58,467,000
Selling, general and
  administrative expenses ..........     (56,357,000)     (46,880,000)     (48,257,000)
Restructuring and other
  nonrecurring expenses ............              --       (2,860,000)              --
                                       -------------    -------------    -------------

INCOME FROM OPERATIONS .............       8,142,000        5,705,000       10,210,000
Interest expense ...................      (4,985,000)      (4,313,000)      (4,797,000)
                                       -------------    -------------    -------------

INCOME BEFORE INCOME TAXES .........       3,157,000        1,392,000        5,413,000
Income tax provision ...............      (1,358,000)        (561,000)      (2,163,000)
                                       -------------    -------------    -------------

NET INCOME .........................   $   1,799,000    $     831,000    $   3,250,000
                                       =============    =============    =============

EARNINGS PER SHARE:
  Basic ............................            $.46             $.21             $.83
                                                ====             ====             ====
  Diluted ..........................            $.46             $.21             $.82
                                                ====             ====             ====


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Capital in        Retained                          Total
                                                         Common       Excess of        Earnings        Treasury  Shareholders'
                                         Shares           Stock       Par Value       (Deficit)           Stock         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996
  as previously reported .......     19,833,895    $    198,000    $ 25,561,000   $ (2,912,000)   $   (451,000)   $ 22,396,000

One-for-five reverse stock split
  effective June 2, 1999 .......    (15,867,067)       (158,000)        158,000             --              --              --
                                    -----------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1996 .....      3,966,828          40,000      25,719,000     (2,912,000)       (451,000)     22,396,000

Exercise of stock options ......          6,000              --          28,000             --              --          28,000

Net income .....................             --              --              --      3,250,000              --       3,250,000
                                    -----------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1997 .....      3,972,828          40,000      25,747,000        338,000        (451,000)     25,674,000

Exercise of stock options ......            603              --           4,000             --              --           4,000

Net income .....................             --              --              --        831,000              --         831,000
                                    -----------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1998 .....      3,973,431          40,000      25,751,000      1,169,000        (451,000)     26,509,000

PURCHASE OF TREASURY SHARES ....             --              --              --             --        (456,000)       (456,000)

NET INCOME .....................             --              --              --      1,799,000              --       1,799,000
                                    -----------    ------------    ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999 .....      3,973,431    $     40,000    $ 25,751,000   $  2,968,000    $   (907,000)   $ 27,852,000
                                    ===========    ============    ============   ============    ============    ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                   1999            1998            1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................   $  1,799,000    $    831,000    $  3,250,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .............................      1,230,000       1,236,000       1,440,000
    Non-cash interest expense .................................        294,000         352,000         254,000
    Changes in assets and liabilities of continuing operations:
      Increase in accounts receivable .........................    (15,381,000)     (4,924,000)       (972,000)
      Increase in inventories .................................    (16,197,000)     (1,154,000)     (3,697,000)
      Decrease (increase) in other current assets .............     (2,063,000)       (500,000)      3,039,000
      Increase in accounts payable and accrued expenses .......     10,383,000       2,075,000       7,356,000
      Increase (decrease) in other current liabilities ........        (43,000)       (317,000)         62,000
    Decrease in net assets of discontinued operations .........             --              --         830,000
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) operating activities ..    (19,978,000)     (2,401,000)     11,562,000
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .......................       (582,000)       (564,000)       (298,000)
  Decrease (increase) in other assets .........................        299,000        (944,000)        (83,000)
                                                                  ------------    ------------    ------------
        Net cash used for investing activities ................       (283,000)     (1,508,000)       (381,000)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit agreement ..     20,711,000       4,263,000     (11,000,000)
  Increase in notes payable ...................................             --          10,000              --
  Repayments of notes payable .................................       (294,000)       (339,000)       (290,000)
  Purchase of treasury shares .................................       (456,000)             --              --
  Net proceeds from issuance of equity securities .............             --           4,000          28,000
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) financing activities ..     19,961,000       3,938,000     (11,262,000)
                                                                  ------------    ------------    ------------
  Increase (decrease) in cash .................................       (300,000)         29,000         (81,000)
  Cash, beginning of year .....................................        473,000         444,000         525,000
                                                                  ------------    ------------    ------------
  Cash, end of year ...........................................   $    173,000    $    473,000    $    444,000
                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...............................................   $  4,410,000    $  4,223,000    $  4,906,000
                                                                  ============    ============    ============
  Income taxes paid (refunded) - net ..........................   $  1,399,000    $  1,756,000    $   (989,000)
                                                                  ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1999 the Company entered into a capital lease in the amount of $495,000 for certain programming and telecommunications equipment. During 1997 a capital lease in the amount of $634,000 for computer equipment, which first took effect in 1994, was renewed for an additional three years.

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers ("OEMs") in a diverse and growing range of industries, including manufacturers of computers and computer-related products; networking; satellite, wireless and other communications products; Internet infrastructure and appliances; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers who manufacture products for companies in all electronics industry segments. The Company also designs and has manufactured certain board level products including memory modules and flat panel display driver boards, both of which are sold to OEMs.

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

All references to shares of common stock, $.01 par value, stock options, warrants, exercise prices per share and per share amounts have been restated to reflect the effect of the Reverse Stock Split (as hereinafter defined). See Note 4 to Notes to Consolidated Financial Statements.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 1999 and 1998 Consolidated Balance Sheets approximate carrying value at these dates.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

REVENUE RECOGNITION

The Company recognizes revenues at the point of passage of title, which is generally at the time of shipment.

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

EARNINGS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the statement of income. Earnings per common share is computed by dividing net income by the weighted average, during each period, of the number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The following average shares were used for the computation of basic and diluted earnings per share:

Years Ended December 31                               1999       1998       1997
--------------------------------------------------------------------------------

Basic........................................    3,921,138  3,937,021  3,934,512
Diluted......................................    3,924,166  3,998,802  3,956,967

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

December 31                                             1999            1998
----------------------------------------------------------------------------

Office furniture and equipment ..............   $  4,758,000    $  4,179,000
Computer equipment ..........................      4,374,000       3,924,000
Leasehold improvements ......................      2,104,000       2,017,000
                                                ------------    ------------
                                                  11,236,000      10,120,000
Accumulated depreciation and amortization....     (6,754,000)     (5,614,000)
                                                ------------    ------------
                                                $  4,482,000    $  4,506,000
                                                ============    ============

NOTE 3 - STOCK REPURCHASE PROGRAM

On May 24, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the common stock and other factors. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

under its credit facility. Any shares of common stock repurchased will be available for reissuance in connection with the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"), or for other corporate purposes. As of December 31, 1999, the Company repurchased 138,586 shares of its common stock at an average price of $3.30 per share. The aggregate cost of the repurchased shares is reflected as treasury stock on the Consolidated Balance Sheet.

NOTE 4 - REVERSE STOCK SPLIT

On June 1, 1999, the Company's shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of the Company's outstanding shares of common stock. The Reverse Stock Split became effective for trading in the Company's new common stock as of June 2, 1999. Immediately following the Reverse Stock Split, there were 3,973,431 shares of common stock outstanding. The $.01 par value of the common stock remained the same after the Reverse Stock Split. All references to shares of common stock, stock options, warrants, exercise prices per share and per share amounts have been restated to reflect the effect of the Reverse Stock Split.

NOTE 5 - NASDAQ LISTING

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

NOTE 6 - RESTRUCTURING AND OTHER NONRECURRING EXPENSES

During 1998, the Company was involved in merger discussions which led to a letter of intent being signed in June 1998. Throughout 1998 the Company was actively involved in the evaluation of and preparations for the integration of operations in connection with the proposed merger. In October 1998, the merger negotiations were terminated. As a result, the Company recorded a nonrecurring charge in 1998, which included expansion costs incurred in anticipation of supporting the proposed combined entity, certain employee-related expenses, professional fees and other merger-related out of pocket costs, all of which aggregated $2,860,000.

NOTE 7 - LONG-TERM DEBT

LINE OF CREDIT

The Company has a $100 million line of credit facility with a group of banks (the "Credit Facility") which expires May 3, 2001. Borrowings under the Credit Facility bear interest, at the Company's option, at either prime plus one-quarter of one percent (.25%) or LIBOR plus two and one-quarter percent (2.25%). Outstanding borrowings under the Credit Facility, which are secured by all of the Company's assets including accounts receivable, inventories and equipment, amounted to $63,974,000 at December 31, 1999 compared to $43,263,000 at December 31, 1998. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories, as defined. Under the Credit Facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. Furthermore, the Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

SUBORDINATED DEBT

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 1,500 common stock purchase warrants exercisable at $15.75 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 77,250 warrants. See Note 9 to Notes to Consolidated Financial Statements. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Credit Facility and notes issued to the Company's landlord. The 77,250 warrants were valued at $2.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 1999, 1998 and 1997.

In May 1994, the Company executed a twenty-year promissory note in the amount of $865,000 in favor of the Company's landlord to finance substantially all of the tenant improvements necessary for the Company's Miami facility. This $865,000 note has a repayment schedule with varying remaining monthly payments over the final 18 years. At the same time, the Company entered into another promissory note with the Company's landlord for $150,000 to finance certain personal property for the facility. This $150,000 note is payable interest only for six months and thereafter in 60 equal self-amortizing monthly payments of principal and interest. These notes, which are subordinate to the Credit Facility, bear interest at 8% per annum and are payable monthly. Certain additional improvements to the Company's Miami corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 obligation is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is subordinate to the Credit Facility, accrues interest at a fixed rate of 8% per annum. In October 1996, the Company executed a promissory note in the amount of $161,500 with the Company's landlord to finance certain additional improvements to the Company's Miami corporate facility. This note, which is subordinate to the Credit Facility, is payable monthly with interest at 8.5% per annum and matures in October 2011.

Long-term debt of the Company as of December 31, 1999, other than the Credit Facility and obligations under capital leases, matures as follows:

2000 ...........................................................    $     83,000
2001 ...........................................................          86,000
2002 ...........................................................          76,000
2003 ...........................................................          68,000
2004 ...........................................................          59,000
Thereafter......................................................       7,012,000
                                                                    ------------
                                                                    $  7,384,000
                                                                    ============

OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of computer, programming and telecommunications equipment under capital leases expiring in 2000 and 2002. The assets, aggregating $1,129,000, and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 1999, accumulated depreciation of these assets aggregated approximately $534,000. Depreciation of assets under these capital leases is included in depreciation expense.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Minimum future lease payments under these capital leases as of December 31, 1999 and for each of the remaining years and in the aggregate are approximately as follows:

2000 ................................................         $     224,000
2001 ................................................               188,000
2002 ................................................               156,000
                                                              -------------
Total minimum lease payments.........................               568,000
Less amount representing interest....................               (59,000)
                                                              -------------
Total obligations under capital leases...............               509,000
Current portion......................................              (190,000)
                                                              -------------
                                                              $     319,000
                                                              =============

Interest rates on capital leases vary from 8.0% to 8.5% per annum and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. These capital leases provide for purchase options.

NOTE 8 - INCOME TAXES

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                           1999           1998
                                                  -------------   ------------
Deferred tax assets:
   Accounts receivable.........................   $     738,000   $    524,000
   Inventory...................................         387,000        384,000
   Accrued expenses............................         574,000      1,569,000
   Postretirement benefits.....................         541,000        481,000
   Other.......................................         546,000        649,000
                                                  -------------   ------------
                                                      2,786,000      3,607,000
Deferred tax liabilities:
   Fixed assets................................         368,000        387,000
                                                  -------------   ------------
Net deferred tax asset.........................   $   2,418,000   $  3,220,000
                                                  =============   ============

At December 31, 1999, $1,698,000 of the net deferred tax asset was included in "Other current assets" and $720,000 was included in "Deposits and other assets" in the accompanying Consolidated Balance Sheet.

The components of income tax expense are as follows:

Years Ended December 31                      1999           1998           1997
-------------------------------------------------------------------------------
CURRENT
Federal............................. $    466,000   $  1,210,000   $  1,836,000
State...............................       90,000        210,000        207,000
                                     ------------   ------------   ------------
                                          556,000      1,420,000      2,043,000
                                     ------------   ------------   ------------
DEFERRED
Federal.............................      698,000       (749,000)       105,000
State...............................      104,000       (110,000)        15,000
                                     ------------   ------------   ------------
                                          802,000       (859,000)       120,000
                                     ------------   ------------   ------------
                                     $  1,358,000   $    561,000   $  2,163,000
                                     ============   ============   ============

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                           1999        1998         1997
-----------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate.....................       34.0%       34.0%        34.0%
State income tax, net of federal income tax benefit........        3.3         4.2          2.7
Goodwill amortization......................................        5.2         4.2           .9
Other - including non-deductible items.....................         .5        (2.1)         2.4
                                                                ------       -----        -----
Effective tax rate.........................................       43.0%       40.3%        40.0%
                                                                ======       =====        =====

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS

In December 1995, in connection with certain acquisitions, the Company issued an aggregate of 434,821 shares of common stock, including 32,141 shares, valued at approximately $391,000, which were issued to the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 10,000 stock options (6,000 stock options of which have since been canceled) to acquire the Company's common stock at an exercise price of $11.565 per share exercisable, subject to a six-year vesting period, through December 29, 2002. In connection with the Company entering into a settlement agreement with certain of the selling stockholders in December 1996, an aggregate of 19,000 shares of the Company's common stock was canceled and certain selling stockholders were granted stock options to purchase an aggregate of 10,000 shares of the Company's common stock at an exercise price of $7.50 per share exercisable through December 30, 2001. At December 31, 1999, 7,500 of these options remained unexercised and 2,500 were canceled.

In July 1995, the Company issued to a consulting firm a warrant to acquire 9,000 shares of the Company's common stock at an exercise price of $12.50 per share exercisable through June 30, 2000. The warrant was issued in consideration of such consulting firm entering into a new one-year consulting agreement with the Company covering financial public relations/investor relations services. At December 31, 1999, this warrant remained unexercised.

In connection with employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 200,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Option Plan. These options have an exercise price of $9.375 per share and are exercisable through June 7, 2005, subject to a vesting schedule.

In connection with the public offering in 1995, the Company issued to the underwriter common stock purchase warrants covering an aggregate of 104,650 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants are exercisable at a price of $13.125 per share for a period of four years commencing June 8, 1996. At December 31, 1999, these warrants remained unexercised.

In June 1994, the Company issued an aggregate of 84,975 common stock purchase warrants, including 7,725 warrants issued to the placement agent, in connection with a private placement of subordinated debentures (see Note 7 to Notes to Consolidated Financial Statements). All of these warrants expired during 1999.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The Company has reserved 900,000 shares of common stock for issuance under the Option Plan. A summary of options granted and related information for the years ended December 31, 1997, 1998 and 1999 under the Option Plan follows:

                                                                                Weighted Average
                                                                      Options     Exercise Price
                                                                   ----------   ----------------
Outstanding, December 31, 1997                                        545,664       $   7.30
Weighted average fair value of options granted during the year                          2.10
    Granted                                                            39,000           7.20
    Exercised                                                            (603)          5.60
    Canceled                                                          (17,750)          6.95
                                                                   ----------
Outstanding, December 31, 1998                                        566,311           7.30
Weighted average fair value of options granted during the year                          1.35
    Granted                                                           204,400           3.52
    Exercised                                                              --             --
    Canceled                                                          (55,863)          6.61
                                                                   ----------
Outstanding, December 31, 1999                                        714,848           6.29
                                                                   ==========
Weighted average fair value of options granted during the year                          1.15
Options exercisable:
    December 31, 1997                                                  93,625           6.35
    December 31, 1998                                                 166,416           6.10
    December 31, 1999                                                 184,416           5.96

Exercise prices for options outstanding as of December 31, 1999 ranged from $3.27 to $11.57. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at December 31, 1999 were held by 117 individuals.

The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

Years Ended December 31                    1999          1998            1997
-----------------------------------------------------------------------------
Net earnings:
    As reported                   $   1,799,000   $   831,000   $   3,250,000
    Pro forma                         1,665,000       800,000       2,859,000

Basic earnings per share:
    As reported                            $.46          $.21            $.83
    Pro forma                               .42           .20             .73

Diluted earnings per share:
    As reported                            $.46          $.21            $.82
    Pro forma                               .42           .20             .72

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: expected volatility of 40%, 60% and 50%; risk-free interest rate of 5.9%, 5.7% and 6.1%; and expected lives of 5 to 8 years.

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

NOTE 10 - COMMITMENTS/RELATED PARTY TRANSACTIONS

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its sixth year and provides for annual fixed rental payments totaling approximately $300,600 in year six; $307,800 in the seventh year; and in each year thereafter during the term the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company leases a 13,900 square foot facility in Tustin, California and a 7,600 square foot facility in Denver, Colorado. The Tustin facility presently contains all operations for the separate divisions of Aved Display Technologies and Aved Memory Products. The Denver facility is dedicated to certain value-added services and a regional distribution center.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). The Company utilizes this space to service growing customer demand and changing technologies as well as to address a rapidly growing market for programmable products.

During 1998, the Company entered into a new lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices as well as its northern California sales operation. This lease incorporates the previously leased space of approximately 11,000 square feet and adds a new adjoining space of approximately 9,000 square feet. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet is presently being sublet.

The Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 8,000 square feet. The leases for these offices expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future lease payments required under operating leases for office leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are as follows:

YEAR ENDING DECEMBER 31

2000............................................................     $3,266,000
2001............................................................      2,207,000
2002............................................................      1,489,000
2003............................................................      1,147,000
2004............................................................        678,000
Thereafter......................................................      4,313,000

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Total rent expense for office leases, including real estate taxes and net of sublease income, amounted to approximately $2,451,000, $2,165,000, and $1,940,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In 1998, the Board of Directors approved a loan to the President and Chief Executive Officer of the Company in the amount of $125,000 in connection with his relocation to Silicon Valley. This loan is evidenced by a promissory note, which bears interest at 5% per annum and is payable interest only for the first five years and four months; principal and interest thereafter until maturity on a twenty-year self-amortizing annual basis; and any unpaid principal and accrued interest is payable in full in August 2013. This note receivable is included in "Deposits and other assets" in the accompanying Consolidated Balance Sheet at December 31, 1999.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 1999, 1998 and 1997, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum. At December 31, 1999, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $145,000.

During 1996, the Company established a second deferred compensation plan (the "Salary Continuation Plan") for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 1999, 1998, and 1997 the Company committed to contribute $115,000, $192,000, and $160,000 respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity.

In connection with an employment agreement with an executive officer an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 1999 and 1998.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $10,000 in 1999. The Company makes matching contributions and in 1999 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $599,000, $521,000, and $472,000 for such matching contributions for the years ended December 31, 1999, 1998 and 1997, respectively.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11 - CONTINGENCIES

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In those cases, the Company expects that the manufacturer of such products will indemnify the Company, as well as defend such actions on the Company's behalf although there is no guarantee that the manufacturers will do so. In addition, the Company offers a warranty with respect to products manufactured or assembled for Aved Display Technologies and Aved Memory Products for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

NOTE 12 - ECONOMIC DEPENDENCY

For each of the years ended December 31, 1999, 1998 and 1997, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $62,950,000, $39,893,000 and $43,435,000, respectively. The net outstanding accounts payable to this supplier at December 31, 1999, 1998 and 1997 amounted to approximately $7,545,000, $5,832,000 and $2,854,000, respectively.