Form 10-Q
period 2000-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2000-05-15
CIK 818074

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 8, 2000, 3,996,131 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX

PART   ITEM                                                                PAGE
NO.    NO.    DESCRIPTION                                                   NO.
--------------------------------------------------------------------------------
I             FINANCIAL INFORMATION:

       1.     Financial Statements

              Consolidated Condensed Balance Sheets at March 31, 2000
                (Unaudited) and December 31, 1999..........................  1

              Consolidated Condensed Statements of Income for the Quarters
                Ended March 31, 2000 and 1999 (Unaudited)..................  2

              Consolidated Condensed Statements of Cash Flows for the
                Quarters Ended March 31, 2000 and 1999 (Unaudited).........  3

              Notes to Consolidated Condensed Financial Statements
                (Unaudited)................................................  4

              Independent Accountants' Review Report.......................  5

       2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................  5

       3.     Quantitative and Qualitative Disclosures about Market Risk...  8


II            OTHER INFORMATION:

       2.     Changes in Securities and Use of Proceeds....................  8

       6.     Exhibits and Reports on Form 8-K.............................  9

              SIGNATURES...................................................  9

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    March 31      December 31
ASSETS                                                                  2000             1999
---------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
Current assets:
  Cash ......................................................   $     355,000   $     173,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,208,000 and $1,987,000 ...................      63,106,000      53,202,000
  Inventories ...............................................      81,364,000      85,260,000
  Other current assets ......................................       3,888,000       4,637,000
                                                                -------------   -------------
    Total current assets ....................................     148,713,000     143,272,000
Property, plant and equipment - net .........................       4,415,000       4,482,000
Deposits and other assets ...................................       2,941,000       2,741,000
Excess of cost over fair value of net assets acquired - net .         992,000       1,006,000
                                                                -------------   -------------
                                                                $ 157,061,000   $ 151,501,000
                                                                =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .........................   $     261,000   $     273,000
  Accounts payable and accrued expenses .....................      54,267,000      51,584,000
  Income taxes payable ......................................         125,000              --
  Other current liabilities .................................         264,000         198,000
                                                                -------------   -------------
    Total current liabilities ...............................      54,917,000      52,055,000
Long-term debt:
  Notes payable .............................................      65,698,000      64,298,000
  Subordinated debt .........................................       6,075,000       6,089,000
  Other long-term debt ......................................       1,207,000       1,207,000
                                                                -------------   -------------
                                                                  127,897,000     123,649,000
                                                                -------------   -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................              --              --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,996,131 and 3,973,431 shares issued and outstanding ...          40,000          40,000
  Capital in excess of par value ............................      25,881,000      25,751,000
  Retained earnings .........................................       4,178,000       2,968,000
  Treasury stock, at cost, 183,246 and 174,646 shares .......        (935,000)       (907,000)
                                                                -------------   -------------
                                                                   29,164,000      27,852,000
                                                                -------------   -------------
                                                                $ 157,061,000   $ 151,501,000
                                                                =============   =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                   2000             1999
-------------------------------------------------------------------------------

NET SALES ....................................   $ 107,273,000    $  70,649,000
Cost of sales ................................     (85,832,000)     (57,010,000)
                                                 -------------    -------------
Gross profit .................................      21,441,000       13,639,000
Selling, general and administrative expenses .     (17,659,000)     (12,203,000)
                                                 -------------    -------------

INCOME FROM OPERATIONS .......................       3,782,000        1,436,000
Interest expense .............................      (1,657,000)      (1,096,000)
                                                 -------------    -------------

INCOME BEFORE INCOME TAXES ...................       2,125,000          340,000
Income tax provision .........................        (915,000)        (146,000)
                                                 -------------    -------------

NET INCOME ...................................   $   1,210,000    $     194,000
                                                 =============    =============

Earnings per share:
   Basic .....................................            $.32             $.05
                                                          ====             ====
   Diluted ...................................            $.30             $.05
                                                          ====             ====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


QUARTERS ENDED MARCH 31                                     2000           1999
-------------------------------------------------------------------------------

Cash Flows Used For Operating Activities .........   $  (732,000)   $(5,144,000)
                                                     -----------    -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment ............      (254,000)      (144,000)
Increase in other assets .........................      (306,000)      (118,000)
                                                     -----------    -----------

    Cash flows used for investing activities .....      (560,000)      (262,000)
                                                     -----------    -----------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement ....     1,441,000      5,335,000
Repayments of notes payable ......................       (69,000)       (79,000)
Purchase of treasury shares ......................       (28,000)            --
Net proceeds from issuance of equity securities ..       130,000             --
                                                     -----------    -----------

    Cash flows provided by financing activities ..     1,474,000      5,256,000
                                                     -----------    -----------

Increase (decrease) in cash ......................       182,000       (150,000)
Cash, beginning of period ........................       173,000        473,000
                                                     -----------    -----------

Cash, end of period ..............................   $   355,000    $   323,000
                                                     ===========    ===========

Supplemental Cash Flow Information:
Interest paid ....................................   $   633,000    $   830,000
                                                     ===========    ===========

Income taxes paid ................................   $    11,000    $   237,000
                                                     ===========    ===========


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements, which have been reviewed by our independent accountants, include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2000, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

All references to shares of common stock, stock options and exercise prices per share and per share amounts have been restated to reflect the effect of a one-for-five reverse stock split which became effective in 1999.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

QUARTERS ENDED MARCH 31                                  2000              1999
-------------------------------------------------------------------------------

Basic.........................................      3,801,969         3,937,371
Diluted.......................................      3,995,056         3,937,371

2.   LONG-TERM DEBT

Outstanding borrowings at March 31, 2000 under the Company's $100 million line of credit facility aggregated $65,415,000.

3.   OPTIONS

During the quarter ended March 31, 2000, the Company granted an aggregate of 1,200 stock options to four individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Stock Option Plan"). These options have an exercise price of $3.93 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the quarter ended March 31, 2000, 22,700 stock options were exercised at exercise prices ranging from $4.49 to $10.63 per share and 16,000 stock options were canceled at exercise prices ranging from $3.27 to $7.20 per share.

4.   STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2000, the Company repurchased 8,600 shares of its common stock at an average price of $3.18 per share. The aggregate cost of repurchased shares is included in treasury stock on the Consolidated Condensed Balance Sheet.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated condensed balance sheet of All American Semiconductor, Inc. and subsidiaries as of March 31, 2000 and the related consolidated condensed statements of income and cash flows for the three-month period ended March 31, 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

/s/ LAZAR LEVINE & FELIX LLP
----------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
May 5, 2000

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 2000 reached a new record at $107.3 million, an increase of 51.8% from net sales of $70.6 million for the same period of 1999. The substantial increase in sales resulted from improved conditions in the industry as well as from increased sales in most territories and contributions from two new sales offices which were opened during the second quarter of 1999.

Gross profit increased to $21.4 million for the first quarter of 2000 up over 57% from $13.6 million for the 1999 period. This significant increase was primarily attributable to the increase in net sales. Gross profit margins as a percentage of net sales were 20.0% for the first three months of 2000 compared to 19.3% for the same period of 1999. The slight improvement in gross profit margins reflects a tightening of supply for certain products. Although gross profit margins have improved slightly, the Company continues to

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

experience lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs. Management is unsure whether gross profit margins will continue to improve or possibly decline.

Selling, general and administrative expenses ("SG&A") was $17.7 million for the first quarter of 2000 compared to $12.2 million for the first quarter of 1999. The increase in SG&A was primarily a result of an increase in the Company's infrastructure to support the changing needs and additional requirements of its customers and increased variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to continue to drive expansion and internal growth, the Company has increased and enhanced its management team and expanded its sales force in almost every location since early 1999. Due to these factors, the Company expects that SG&A will continue to increase in future periods.

SG&A as a percentage of net sales improved to 16.5% for the quarter ended March 31, 2000, from 17.3% for the same period of 1999. The improvement in SG&A as a percentage of sales reflects the significant increase in net sales which more than offset the increase in SG&A.

Income from operations increased over 160% to $3.8 million for the first quarter of 2000 from $1.4 million for the first quarter of 1999. The substantial increase in income from operations was due to the increase in net sales, which more than offset the increase in SG&A.

Interest expense was $1.7 million for the first quarter of 2000 compared to $1.1 million for the 1999 period. The increase in interest expense resulted from an increase in average borrowings during the first quarter of 2000 to support the growth in sales and the expanded infrastructure. Interest expense for the quarter ended March 31, 2000 also reflects an increase in the Company's borrowing rate.

Net income increased over 520% and reached a new record of $1.2 million, or $.30 per share (diluted), for the quarter ended March 31, 2000, compared to $194,000, or $.05 per share (diluted), for the same period of 1999. The dramatic increase in net income reflects the increase in gross profit which was partially offset by the increase in SG&A and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2000 increased to $93.8 million from working capital of $91.2 million at December 31, 1999. The current ratio was 2.71:1 at March 31, 2000 compared to 2.75:1 at December 31, 1999. The increase in working capital was primarily due to an increase in accounts receivable. This increase more than offset the decrease in inventories and an increase in accounts payable. Accounts receivable levels at March 31, 2000 were $63.1 million, up from accounts receivable of $53.2 million at December 31, 1999. The increase in accounts receivable reflects the record level of sales achieved during the first quarter of 2000 compared to the latter part of 1999. Inventory levels were $81.4 million at March 31, 2000, down from $85.3 million at December 31, 1999. The decrease in inventories reflects the impact from extended lead times for the delivery of certain product. Management believes that inventory levels may increase in the future to support sales. Accounts payable and accrued expenses was $54.3 million at March 31, 2000 compared to $51.6 million at December 31, 1999.

On May 24, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock. The Company intends to make such stock repurchases using available cash flow from operations and/or available borrowings under its credit facility. Any shares of common stock repurchased will be available for reissuance in connection with the Stock Option Plan or for other corporate purposes. As of March 31, 2000, the Company repurchased 147,186 shares of its common stock at an average price of $3.29 per share.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

At March 31, 2000, outstanding borrowings under the Company's line of credit facility aggregated $65.4 million.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations (including, without limitation, general technology growth). If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "could," "may," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the amount and timing of shipments of previously booked customer orders, the effectiveness of the Company's business and marketing strategies, timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof, utilization by the Company of any excess capacity, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, management of

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

growth and expenses, the ability of the Company to generate the expected return from its addition of people, addition of sales offices and the increase of its infrastructure, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins in the future resulting from the Company being required to have aggressive pricing programs, increased competition from third party logistics companies, e-brokers and other forms of e-commerce companies through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, any adverse impact in the future on the Company, its vendors or customers or other third parties with which the Company has a business relationship arising from Year 2000 issues, the continued and anticipated growth of the electronics industry and electronic components distribution industry, as well as general technology growth, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)       SALES OF UNREGISTERED SECURITIES

          The Company has not issued or sold any unregistered securities during the quarter ended March 31, 2000, although, pursuant to the Company's Stock Option Plan, the Company granted stock options to four individuals during the quarter ended March 31, 2000, to purchase 1,200 shares of the Company's common stock at an exercise price of $3.93 per share. The stock options vest over a five-year period and are exercisable over a six-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          10.1 Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg.
          10.2 Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg.
          10.3 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders.
          10.4 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon.
          11.1    Statement Re:  Computation of Per Share Earnings (Unaudited).
          27.1    Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

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

                                   ALL AMERICAN SEMICONDUCTOR, INC.
                                   --------------------------------------------
                                   (Registrant)

Date:  May 12, 2000                /s/ PAUL GOLDBERG
                                   --------------------------------------------
                                   Paul Goldberg, Chairman of the Board
                                   (Duly Authorized Officer)

Date:  May 12, 2000                /s/ HOWARD L. FLANDERS
                                   --------------------------------------------
                                   Howard L. Flanders, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)