Form 10-Q
period 2000-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2000-08-11
CIK 818074

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

                       FOR THE QUARTER ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 8, 2000, 4,029,341 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


PART   ITEM                                                                PAGE
NO.    NO.    DESCRIPTION                                                   NO.
--------------------------------------------------------------------------------

I             FINANCIAL INFORMATION:

       1.     Financial Statements

              Consolidated Condensed Balance Sheets at June 30, 2000
                (Unaudited) and December 31, 1999.........................   1

              Consolidated Condensed Statements of Income for the Quarters
                and Six Months Ended June 30, 2000 and 1999 (Unaudited)...   2

              Consolidated Condensed Statements of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999 (Unaudited).......   3

              Notes to Consolidated Condensed Financial Statements
                (Unaudited)...............................................   4

              Independent Accountants' Review Report......................   6

       2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   6

       3.     Quantitative and Qualitative Disclosures about Market Risk..   9


II            OTHER INFORMATION:

       2.     Changes in Securities and Use of Proceeds...................   9

       4.     Submission of Matters to a Vote of Security Holders.........   9

       6.     Exhibits and Reports on Form 8-K............................  10

              SIGNATURES..................................................  11


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      JUNE 30      December 31
ASSETS                                                                   2000             1999
----------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
Current assets:
  Cash ......................................................   $     213,000    $     173,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,626,000 and $1,987,000 ...................      75,045,000       53,202,000
  Inventories ...............................................      95,727,000       85,260,000
  Other current assets ......................................       3,916,000        4,637,000
                                                                -------------    -------------
    Total current assets ....................................     174,901,000      143,272,000
Property, plant and equipment - net .........................       4,379,000        4,482,000
Deposits and other assets ...................................       2,491,000        2,741,000
Excess of cost over fair value of net assets acquired - net .         978,000        1,006,000
                                                                -------------    -------------
                                                                $ 182,749,000    $ 151,501,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .........................   $     250,000    $     273,000
  Accounts payable and accrued expenses .....................      64,628,000       51,584,000
  Income taxes payable ......................................         672,000               --
  Other current liabilities .................................         417,000          198,000
                                                                -------------    -------------
    Total current liabilities ...............................      65,967,000       52,055,000
Long-term debt:
  Notes payable .............................................      77,357,000       64,298,000
  Subordinated debt .........................................       6,065,000        6,089,000
  Other long-term debt ......................................       1,207,000        1,207,000
                                                                -------------    -------------
                                                                  150,596,000      123,649,000
                                                                -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................              --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,001,281 and 3,973,431 shares issued and outstanding ...          40,000           40,000
  Capital in excess of par value ............................      25,921,000       25,751,000
  Retained earnings .........................................       7,127,000        2,968,000
  Treasury stock, at cost, 183,246 and 174,646 shares .......        (935,000)        (907,000)
                                                                -------------    -------------
                                                                   32,153,000       27,852,000
                                                                -------------    -------------
                                                                $ 182,749,000    $ 151,501,000
                                                                =============    =============

See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                 QUARTERS                      SIX MONTHS
PERIODS ENDED JUNE 30                      2000            1999            2000           1999
----------------------------------------------------------------------------------------------
NET SALES.......................   $125,994,000   $  79,874,000   $ 233,267,000  $ 150,523,000
Cost of sales...................    (99,671,000)    (64,602,000)   (185,503,000)  (121,612,000)
                                   ------------   -------------   -------------  -------------
Gross profit....................     26,323,000      15,272,000      47,764,000     28,911,000
Selling, general and
  administrative expenses.......    (19,384,000)    (13,671,000)    (37,043,000)   (25,874,000)
                                   ------------   -------------   -------------  -------------

INCOME FROM OPERATIONS..........      6,939,000       1,601,000      10,721,000      3,037,000
Interest expense................     (1,763,000)     (1,168,000)     (3,420,000)    (2,264,000)
                                   ------------   -------------   -------------  -------------

INCOME BEFORE INCOME TAXES......      5,176,000         433,000       7,301,000        773,000
Income tax provision............     (2,227,000)       (186,000)     (3,142,000)      (332,000)
                                   ------------   -------------   -------------  -------------

NET INCOME......................   $  2,949,000   $     247,000   $   4,159,000  $     441,000
                                   ============   =============   =============  =============

Earnings per share:
  Basic.........................          $ .77           $ .06           $1.09          $ .11
                                          =====           =====           =====          =====
  Diluted.......................          $ .71           $ .06           $1.02          $ .11
                                          =====           =====           =====          =====

See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED JUNE 30                                       2000            1999
-----------------------------------------------------------------------------------
Cash Flows Used For Operating Activities ...........   $(12,619,000)   $ (8,266,000)
                                                       ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ..............       (503,000)       (264,000)
Decrease (increase) in other assets ................         15,000         (34,000)
                                                       ------------    ------------

    Cash flows used for investing activities .......       (488,000)       (298,000)
                                                       ------------    ------------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement ......     13,144,000       8,613,000
Repayments of notes payable ........................       (139,000)       (157,000)
Purchase of treasury shares ........................        (28,000)             --
Net proceeds from issuance of equity securities ....        170,000              --
                                                       ------------    ------------

    Cash flows provided by financing activities ....     13,147,000       8,456,000
                                                       ------------    ------------

Increase (decrease) in cash ........................         40,000        (108,000)
Cash, beginning of period ..........................        173,000         473,000
                                                       ------------    ------------

Cash, end of period ................................   $    213,000    $    365,000
                                                       ============    ============

Supplemental Cash Flow Information:
Interest paid ......................................   $  2,672,000    $  1,998,000
                                                       ============    ============

Income taxes paid ..................................   $  1,693,000    $    358,000
                                                       ============    ============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements, which have been reviewed by our independent accountants, include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2000, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

                                         Quarters                  Six Months
Periods Ended June 30               2000         1999          2000         1999
--------------------------------------------------------------------------------
Basic.......................   3,813,910    3,937,371     3,807,939    3,937,371
Diluted.....................   4,177,872    3,937,371     4,082,140    3,937,371

2.   LONG-TERM DEBT

Outstanding borrowings at June 30, 2000 under the Company's $100 million line of credit facility aggregated $77,118,000. The Company's credit facility, which was to expire in May 2001, was amended subsequent to but effective as of the balance sheet date, extending the maturity to November 3, 2001.

3.   OPTIONS

During the quarter ended June 30, 2000, the Company granted an aggregate of 124,850 stock options to 158 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Employee Stock Option Plan"). These options have an exercise price of $13.02 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the quarter ended June 30, 2000, 5,150 stock options were exercised at exercise prices ranging from $4.49 to $11.55 per share and 4,225 stock options were canceled at exercise prices ranging from $3.27 to $7.20 per share.

During the quarter ended March 31, 2000, the Company granted an aggregate of 1,200 stock options to four individuals pursuant to the Employee Stock Option Plan. These options have an exercise price of $3.93 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the quarter ended March 31, 2000, 22,700 stock options were exercised at exercise prices ranging from $4.49 to $10.63 per share and 16,000 stock options were canceled at exercise prices ranging from $3.27 to $7.20 per share.

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan (the "Nonemployee Director Option Plan"). The Nonemployee Director Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share ("Common Stock"), of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Common Stock has been reserved for issuance under the Nonemployee Director Option Plan. During the quarter ended June 30, 2000, the Company granted an aggregate of 4,500 stock options to 3 individuals pursuant to the Nonemployee Director Option Plan. These options have an exercise price of $10.53 per share (fair market value at date of grant) and vest over a two-year period and are exercisable over a ten-year period.

4.   STOCK REPURCHASE PROGRAM

During the quarter ended June 30, 2000, the Company did not repurchase any shares of its Common Stock. During the quarter ended March 31, 2000, the Company repurchased 8,600 shares of its Common Stock at an average price of $3.18 per share. The aggregate cost of repurchased shares is included in treasury stock on the Consolidated Condensed Balance Sheets.

5.   STOCK PURCHASE RIGHTS

In June 2000, the Board of Directors of the Company adopted a Common Stock Purchase Rights Plan and authorized and approved a dividend distribution of one right (each a "Right" and collectively the "Rights") for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on June 23, 2000.

Each Right initially entitles the registered holder to purchase from the Company one share of Common Stock at a price of $95.00 per share, subject to certain future adjustments. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock (or 10% of such stock under certain circumstances). Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of the Company's Common Stock having a market value equal to twice the exercise price of the Right.

If the Company is acquired in a merger or other business combination transaction, or sells more than 50% of its assets or earning power, after a person or group has acquired 15% or more of the Company's outstanding Common Stock (or 10% of such stock under certain circumstances), each Right (other than Rights owned by such person or group) will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

Following the acquisition by a person or group of 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances) and prior to an acquisition of 50% or more of the Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of Common Stock per Right.

Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances), the Rights are redeemable for $.001 per Right at the option of the Board of Directors. The Rights will expire on June 8, 2010. The Rights distribution is not taxable to shareholders.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated condensed balance sheet of All American Semiconductor, Inc. and subsidiaries as of June 30, 2000 and the related consolidated condensed statements of income for the quarter and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ LAZAR LEVINE & FELIX LLP
---------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
August 3, 2000, except as to Note 2, the date of which is
August 8, 2000

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

RESULTS OF OPERATIONS

The Company achieved record net sales for the quarter and six months ended June 30, 2000 of $126.0 million and $233.3 million, representing a 57.7% and 55.0% increase from net sales of $79.9 million and $150.5 million for the same periods of 1999. The significant increases in sales resulted from improved conditions in the industry and the benefits of the strategies that the Company has been implementing over the past several years. The increases in sales reflect significant sales growth and increased market share in most territories. The increase in sales for the six months ended June 30, 2000 over the same period in 1999 also reflects contributions from two new sales offices which were opened during the second quarter of 1999.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Gross profit was $26.3 million and $47.8 million for the second quarter and first six months of 2000 up 72.4% and 65.2% from $15.3 million and $28.9 million for the same periods of 1999. These substantial increases were primarily attributable to the increases in net sales. Gross profit margins as a percentage of net sales were 20.9% and 20.5% for the second quarter and first six months of 2000 compared to 19.1% and 19.2% for the second quarter and first six months of 1999. The improvements in gross profit margins reflect a tightening of the supply for certain products. Although gross profit margins have improved, the Company continues to develop long-term strategic relationships with accounts which have required aggressive pricing programs. Management is unsure whether gross profit margins will continue to improve or possibly decline.

Selling, general and administrative expenses ("SG&A") was $19.4 million for the second quarter of 2000 compared to $13.7 million for the second quarter of 1999. SG&A for the first half of 2000 was $37.0 million compared to $25.9 million for the first six months of 1999. The increases were primarily as a result of an increase in the Company's infrastructure to support the changing needs and additional requirements of its customers as well as an increase in variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, the Company has increased and enhanced its management team and expanded its sales force in almost every location since early 1999. Due to these factors, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 15.4% and 15.9% for the second quarter and six months ended June 30, 2000, from 17.1% and 17.2% for the same periods of 1999. The improvements in SG&A as a percentage of sales reflect the substantial increase in net sales which more than offset the increase in SG&A.

Income from operations increased over 330% to $6.9 million for the second quarter of 2000 from $1.6 million for the second quarter of 1999. For the six months ended June 30, 2000, income from operations increased over 250% to $10.7 million from $3.0 million for the same period of 1999. The significant increases in income from operations were attributable to the increases in net sales and the improvements in gross profit margins, which more than offset the increases in SG&A.

Interest expense was $1.8 million and $3.4 million for the second quarter and first half of 2000, compared to $1.2 million and $2.3 million for the same periods of 1999. The increases in interest expense resulted from an increase in average borrowings during the second quarter and first six months of 2000 to support the growth in sales and the expanded infrastructure. Interest expense for the quarter and six months ended June 30, 2000 also reflects an increase in the Company's borrowing rate.

Net income for the quarter ended June 30, 2000 reached a record of $2.9 million or $.71 per share (diluted), up more than ten-fold from net income of $247,000 or $.06 per share (diluted) for the second quarter of 1999. For the first six months of 2000, net income was a record $4.2 million or $1.02 per share (diluted), an increase of over 840% from $441,000 or $.11 per share (diluted) for the 1999 period. The dramatic increases in net income reflect the substantial increases in gross profit which were partially offset by the increases in SG&A and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2000 increased significantly to $108.9 million from working capital of $91.2 million at December 31, 1999. The current ratio was 2.65:1 at June 30, 2000, as compared to 2.75:1 at December 31, 1999. The increase in working capital was primarily due to increases in accounts receivable and inventories. These increases more than offset an increase in accounts payable. Accounts receivable levels at June 30, 2000 were $75.0 million, up from accounts receivable of $53.2 million at December 31, 1999, reflecting the record level of sales for the second quarter of 2000 compared to the latter part of 1999. Inventory levels were $95.7 million at June 30, 2000, up from $85.3 million at

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

December 31, 1999. Accounts payable and accrued expenses increased to $64.6 million at June 30, 2000 from $51.6 million at December 31, 1999. The increases in inventory and accounts payable reflect increases in inventory purchases to support the higher sales levels as well as anticipated future sales based on increased bookings.

On May 24, 1999, the Company announced that its Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's Common Stock. As of June 30, 2000, the Company repurchased 147,186 shares of its Common Stock at an average price of $3.29 per share. Any shares of Common Stock repurchased will be available for reissuance in connection with the Company's stock option plans or for other corporate purposes. The Company presently does not intend to make further stock repurchases at the current market prices.

At June 30, 2000, outstanding borrowings under the Company's credit facility aggregated $77.1 million. The Company's credit facility, which was to expire in May 2001, was amended subsequent to but effective as of the balance sheet date, extending the maturity to November 3, 2001.

The Company expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet its current financial requirements over the next twelve months.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "could," "may," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the amount and timing of shipments of previously booked customer orders, the effectiveness of the Company's business and marketing strategies, availability and timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, management of growth and expenses, the ability of the Company to generate the expected return from its addition of people, addition of sales offices and the increase of its infrastructure, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins in the future resulting from the Company being required to have aggressive pricing programs and resulting from increased availability of the supply for certain products, increased competition from third party logistics companies, e-brokers and other forms of e-commerce companies through the use of the Internet as well as from its traditional competitors, availability and terms of financing to fund capital needs, the continued enhancement of telecommunication, computer and information systems, any adverse impact in the future on the Company, its vendors or customers or other third parties with which the Company has a business relationship arising from Year 2000 issues, the continued and anticipated growth of the electronics industry and electronic components distribution industry, as well as general technology growth, the failure to achieve acceptance

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

or grow at the expected level of some of the new technologies being supported by the Company, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  SALES OF UNREGISTERED SECURITIES

     The Company has not issued or sold any unregistered securities during the quarter ended June 30, 2000, although, pursuant to the Company's Employee Stock Option Plan, the Company granted stock options to 158 individuals during the quarter ended June 30, 2000, to purchase 124,850 shares of the Company's Common Stock at an exercise price of $13.02 per share and, pursuant to the Company's Nonemployee Director Stock Option Plan, the Company granted stock options to 3 individuals during the quarter ended June 30, 2000 to purchase an aggregate of 4,500 shares of the Company's Common Stock at an exercise price of $10.53 per share. The stock options relating to the Employee Stock Option Plan vest over a five-year period and are exercisable over a six-year period and the stock options relating to the Nonemployee Director Stock Option Plan vest over a two-year period and are exercisable over a ten-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See
     Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 6, 2000, the Company held its 2000 annual meeting of shareholders (the "Annual Meeting").

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

     Nominee for Director       For                        Abstain
     --------------------       ---------                  -------
     Paul Goldberg              3,588,722       94.1%      226,335        5.9%
     Rick Gordon                3,588,972       94.1%      226,085        5.9%
     Robin L. Crandell          3,588,972       94.1%      226,085        5.9%

     The other directors whose term of office as directors continued after the Annual Meeting are Bruce M. Goldberg, Howard L. Flanders, Daniel M. Robbin and Richard E. Siegel.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

(c) The following two additional matters were separately voted upon at the Annual Meeting and each of the matters received the votes of the holders of the number of shares of Common Stock and the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting as indicated below:

     (1) Proposal to approve the 2000 Nonemployee Director Stock Option Plan of the Company
         For                 3,416,902            89.6%
         Against               380,669            10.0%
         Abstain                17,486              .4%
     (2) Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 2000
         For                 3,616,471            94.8%
         Against               181,585             4.8%
         Abstain                17,001              .4%

(d)  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

            4.1 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
           10.1 Amendment No. 5 to Loan and Security Agreement dated August 8, 2000.*
           10.2 Letter dated June 30, 2000 from the Company to The Equity Group, Inc. extending expiration date of warrant to purchase 9,000 shares of Common Stock.*
           10.3 All American Semiconductor, Inc. 2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 1, 2000 filed with the Securities and Exchange Commission on May 1, 2000).
           11.1   Statement Re: Computation of Per Share Earnings (Unaudited).*
           27.1   Financial Data Schedule.*

-------------------
*   Filed herewith

(b)       REPORTS ON FORM 8-K

          A Current Report on Form 8-K for an event on June 9, 2000 was filed with the Securities and Exchange Commission on June 13, 2000, (i) reporting in Item 5 thereof the decision by the Company's Board of Directors on June 9, 2000 to adopt a Common Stock Purchase Rights Plan and (ii) incorporating by reference in Item 7 thereof a copy of the 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

                                All American Semiconductor, Inc.
                                ------------------------------------------------
                                (Registrant)

Date:  August 11, 2000          /s/ PAUL GOLDBERG
                                ------------------------------------------------
                                Paul Goldberg, Chairman of the Board
                                (Duly Authorized Officer)

Date:  August 11, 2000          /s/ HOWARD L. FLANDERS
                                ------------------------------------------------
                                Howard L. Flanders, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)