Form 10-Q
period 2000-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2000-11-14
CIK 818074

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         Commission File Number: 0-16207


                        ALL AMERICAN SEMICONDUCTOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       59-2814714
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

16115 Northwest 52nd Avenue, Miami, Florida                   33014
-------------------------------------------                 ----------
 (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (305) 621-8282


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 9, 2000, 4,038,660 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


Part  Item                                                                Page
No.   No.    Description                                                  No.
--------------------------------------------------------------------------------


I            FINANCIAL INFORMATION:

      1.     Financial Statements

             Consolidated Condensed Balance Sheets at September 30,
               2000 (Unaudited) and December 31, 1999....................   1

             Consolidated Condensed Statements of Income for the
               Quarters and Nine Months Ended September 30, 2000
               and 1999 (Unaudited)......................................   2

             Consolidated Condensed Statements of Cash Flows for
               the Nine Months Ended September 30, 2000 and 1999
               (Unaudited)...............................................   3

             Notes to Consolidated Condensed Financial Statements
               (Unaudited)...............................................   4

             Independent Accountants' Review Report......................   7

      2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   7

      3.     Quantitative and Qualitative Disclosures about Market Risk..  10

II           OTHER INFORMATION:

      6.     Exhibits and Reports on Form 8-K............................  11

             SIGNATURES..................................................  11

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               SEPTEMBER 30      December 31
ASSETS                                                                 2000             1999
--------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
Current assets:
  Cash .....................................................  $     316,000    $     173,000
  Accounts receivable, less allowances for doubtful
    accounts of $3,330,000 and $1,987,000 ..................     95,162,000       53,202,000
  Inventories ..............................................    118,525,000       85,260,000
  Other current assets .....................................      3,163,000        4,637,000
                                                              -------------    -------------
    Total current assets ...................................    217,166,000      143,272,000
Property, plant and equipment - net ........................      4,270,000        4,482,000
Deposits and other assets ..................................      2,429,000        2,741,000
Excess of cost over fair value of net assets acquired - net.        964,000        1,006,000
                                                              -------------    -------------
                                                              $ 224,829,000    $ 151,501,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt ........................  $     243,000    $     273,000
  Accounts payable and accrued expenses ....................     76,336,000       51,584,000
  Income taxes payable .....................................      1,870,000               --
  Other current liabilities ................................        421,000          198,000
                                                              -------------    -------------
    Total current liabilities ..............................     78,870,000       52,055,000
Long-term debt:
  Notes payable ............................................    101,601,000       64,298,000
  Subordinated debt ........................................      6,054,000        6,089,000
  Other long-term debt .....................................      1,198,000        1,207,000
                                                              -------------    -------------
                                                                187,723,000      123,649,000
                                                              -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ................................             --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 4,037,160 and 3,973,431 shares
    issued and outstanding .................................         40,000           40,000
  Capital in excess of par value ...........................     26,133,000       25,751,000
  Retained earnings ........................................     11,868,000        2,968,000
  Treasury stock, at cost, 183,246 and 174,646 shares ......       (935,000)        (907,000)
                                                              -------------    -------------
                                                                 37,106,000       27,852,000
                                                              -------------    -------------
                                                              $ 224,829,000    $ 151,501,000
                                                              =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                               QUARTERS                        NINE MONTHS
PERIODS ENDED SEPTEMBER 30                  2000             1999             2000             1999
---------------------------------------------------------------------------------------------------
NET SALES ....................     $ 152,526,000    $  88,570,000    $ 385,793,000    $ 239,093,000
Cost of sales ................      (120,572,000)     (71,837,000)    (306,075,000)    (193,449,000)
                                   -------------    -------------    -------------    -------------
Gross profit .................        31,954,000       16,733,000       79,718,000       45,644,000
Selling, general and
  administrative expenses ....       (21,391,000)     (14,576,000)     (58,434,000)     (40,450,000)
                                   -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS .......        10,563,000        2,157,000       21,284,000        5,194,000
Interest expense .............        (2,246,000)      (1,276,000)      (5,666,000)      (3,540,000)
                                   -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES ...         8,317,000          881,000       15,618,000        1,654,000
Income tax provision .........        (3,576,000)        (379,000)      (6,718,000)        (711,000)
                                   -------------    -------------    -------------    -------------

NET INCOME ...................     $   4,741,000    $     502,000    $   8,900,000    $     943,000
                                   =============    =============    =============    =============

Earnings per share:
  Basic ......................             $1.23            $ .13            $2.33            $ .24
                                           =====            =====            =====            =====
  Diluted ....................             $1.10            $ .13            $2.15            $ .24
                                           =====            =====            =====            =====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                  2000            1999
------------------------------------------------------------------------------------
Cash Flows Used For Operating Activities ............   $(36,633,000)   $(13,781,000)
                                                        ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ...............       (753,000)       (460,000)
Increase in other assets ............................        (42,000)       (222,000)
                                                        ------------    ------------

      Cash flows used for investing activities ......       (795,000)       (682,000)
                                                        ------------    ------------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement .......     37,430,000      14,904,000
Repayments of notes payable .........................       (213,000)       (231,000)
Purchase of treasury shares .........................        (28,000)        (86,000)
Net proceeds from issuance of equity securities .....        382,000              --
                                                        ------------    ------------

      Cash flows provided by financing activities ...     37,571,000      14,587,000
                                                        ------------    ------------

Increase in cash ....................................        143,000         124,000
Cash, beginning of period ...........................        173,000         473,000
                                                        ------------    ------------

Cash, end of period .................................   $    316,000    $    597,000
                                                        ============    ============

Supplemental Cash Flow Information:
Interest paid .......................................   $  4,453,000    $  3,007,000
                                                        ============    ============

Income taxes paid ...................................   $  4,071,000    $    720,000
                                                        ============    ============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements, which have been reviewed by our independent accountants, include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2000, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

                                        Quarters                Nine Months
                                 ----------------------   ----------------------
Periods Ended September 30            2000         1999        2000         1999
--------------------------------------------------------------------------------
Basic.........................   3,844,454    3,922,838   3,820,112    3,932,527
Diluted.......................   4,295,192    3,922,838   4,140,648    3,932,527

2.   LONG-TERM DEBT

The Company's agreement with our banks, as recently amended on September 29, 2000, provides us with a $150 million revolving line of credit facility based on eligible accounts receivable and inventories as defined in the agreement. The credit facility, which expires on May 3, 2004, currently bears interest, at our option, at the prime rate plus .25% or LIBOR plus 2.25%. On a quarterly basis, the applicable interest rate margins for the prime rate and LIBOR options may be adjusted based upon our debt service coverage ratio for the 12 month period ending on the last day of the immediately preceding calendar quarter and our average excess loan availability for the three month period ending on the last day of the immediately preceding calendar quarter. The applicable interest rate margin for the prime rate option may adjust between 0% to .5% and the applicable interest rate margin for the LIBOR option may adjust between 2.0% to 2.5%. The outstanding balance of the line of credit was $101,404,000 at September 30, 2000. Borrowings under this facility are collateralized by substantially all of our assets.

3.   OPTIONS

During the quarter ended September 30, 2000, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. During the quarter ended September 30, 2000, 35,879 stock options were exercised at exercise prices ranging from $4.49 to $7.50 per share and 11,850 stock options were canceled at exercise prices ranging from $3.27 to $13.02 per share.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

During the quarter ended June 30, 2000, the Company granted an aggregate of 124,850 stock options to 158 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have exercise prices ranging from $13.02 to $14.32 per share (based on fair market value at date of grant) and vest over a four or five-year period and are exercisable over a five or six-year period. During the quarter ended June 30, 2000, 5,150 stock options were exercised at exercise prices ranging from $4.49 to $11.55 per share and 4,225 stock options were canceled at exercise prices ranging from $3.27 to $7.20 per share.

During the quarter ended March 31, 2000, the Company granted an aggregate of 1,200 stock options to four individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated. These options have an exercise price of $3.93 per share (based on fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the quarter ended March 31, 2000, 22,700 stock options were exercised at exercise prices ranging from $4.49 to $10.63 per share and 16,000 stock options were canceled at exercise prices ranging from $3.27 to $7.20 per share.

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan. The 2000 Nonemployee Director Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the 2000 Nonemployee Director Option Plan. During the quarter ended June 30, 2000, the Company granted an aggregate of 4,500 stock options to 3 individuals pursuant to the 2000 Nonemployee Director Option Plan. These options have an exercise price of $10.53 per share (based on fair market value at date of grant) and vest over a two-year period and are exercisable over a ten-year period. No stock options were granted during the quarter ended September 30, 2000.

4.   STOCK REPURCHASE PROGRAM

During the six months ended September 30, 2000, the Company did not repurchase any shares of our common stock. During the quarter ended March 31, 2000, the Company repurchased 8,600 shares at an average price of $3.18 per share. The aggregate cost of repurchased shares is included in treasury stock on the Consolidated Condensed Balance Sheets. The Company presently does not intend to make further stock repurchases at the current market prices.

5.   STOCK PURCHASE RIGHTS

In June 2000, the Board of Directors of the Company adopted a Common Stock Purchase Rights Plan and authorized and approved a dividend distribution of one right for each outstanding share of common stock of the Company to shareholders of record at the close of business on June 23, 2000. Each share of common stock of the Company that is issued after June 23, 2000 will also include one right.

Each right initially entitles the registered holder to purchase from the Company, but only when exercisable under the Common Stock Purchase Rights Plan, one share of common stock at a price of $95.00 per share, subject to certain future adjustments. The rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (or 10% of such stock under certain circumstances) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock (or 10% of such stock under certain

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

circumstances). Upon such occurrence, each right (other than rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of the Company's common stock having a market value equal to twice the exercise price of the right.

If the Company is acquired in a merger or other business combination transaction, or sells more than 50% of our assets or earning power, after a person or group has acquired 15% or more of the Company's outstanding common stock (or 10% of such stock under certain circumstances), each right (other than rights owned by such person or group) will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated condensed balance sheet of All American Semiconductor, Inc. and subsidiaries as of September 30, 2000 and the related consolidated condensed statements of income for the quarter and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ LAZAR LEVINE & FELIX LLP
-------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
October 31, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automotive; consumer electronics; robotics and industrial equipment; avionics and aerospace equipment; and medical instrumentation. The Company also sells products to electronic manufacturing services companies who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products and Aved Display Technologies divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured certain board level products including memory modules and flat panel display driver boards, both of which are sold to original equipment manufacturers.

RESULTS OF OPERATIONS

The Company achieved record net sales for the quarter and nine months ended September 30, 2000 of $152.5 million and $385.8 million, an increase of $64.0 million and $146.7 million, or 72.2% and 61.4% over net sales of $88.6 million and $239.1 million for the same periods of 1999. Our net sales increased substantially as a result of improved conditions in our industry and the benefits of the strategies that we have implemented over the past several years. The increase in sales for the nine months ended September 30, 2000 over the same period in 1999 also reflects contributions from new sales offices; two of which were opened during the second quarter of 1999, and one which was opened during the second quarter of 2000.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Gross profit was $32.0 million and $79.7 million for the third quarter and first nine months of 2000, an increase of $15.2 million and $34.1 million, or 91.0% and 74.7% over gross profit of $16.7 million and $45.6 million for the same periods of 1999. These significant increases were attributable to the increases in net sales and an increase in the gross profit margins. Gross profit margins as a percentage of net sales increased to 20.9% and 20.7% for the third quarter and first nine months of 2000, from 18.9% and 19.1% for the third quarter and first nine months of 1999. The improvements in gross profit margins reflect a tightening in the supply of and strong demand for certain electronic components. Although gross profit margins have improved, the Company continues to develop long-term strategic relationships with accounts which have required aggressive pricing programs. Management is unsure whether gross profit margins will continue to improve or possibly decline.

Selling, general and administrative expenses was $21.4 million for the third quarter of 2000, an increase of $6.8 million, or 46.8%, over selling, general and administrative expenses of $14.6 million for the third quarter of 1999. Selling, general and administrative expenses for the first nine months of 2000 was $58.4 million, an increase of $18.0 million, or 44.5%, over selling, general and administrative expenses of $40.5 million for the first nine months of 1999. The increase in spending is primarily attributable to an increase in our infrastructure to support the changing needs and additional requirements of our customers, as well as an increase in variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, we increased and enhanced our management team and expanded our sales force in almost every location since early 1999. As a percentage of net sales, selling, general and administrative expenses decreased for the quarter and nine months ended September 30, 2000 to 14.0% and 15.1% compared to 16.5% and 16.9% for the same periods of 1999. The decrease in selling, general and administrative expenses as a percentage of net sales reflects the operating leverage achieved by increased sales.

Income from operations for the third quarter of 2000 was $10.6 million, an increase of $8.4 million, or 390%, over $2.2 million for the third quarter of 1999. For the nine months ended September 30, 2000, income from operations was $21.3 million, an increase of $16.1 million, or 310%, over $5.2 million for the comparable period of 1999.

Interest expense increased to $2.2 million and $5.7 million for the third quarter and first nine months of 2000, compared to $1.3 million and $3.5 million for the same periods of 1999. The increases in interest expense resulted from increases in average borrowings to support our sales growth and the expanded infrastructure, as well as an increase in interest rates.

Net income for the quarter ended September 30, 2000 reached a record $4.7 million, or $1.10 per share diluted, an increase of $4.2 million, or 844%, over net income of $502,000, or $.13 per share diluted, for the third quarter of 1999. For the first nine months of 2000, net income was a record $8.9 million, or $2.15 per share diluted, an increase of $8.0 million, or more than nine-fold over net income of $943,000, or $.24 per share diluted, for the 1999 period. The substantial increases in net income were attributable to the increases in gross profit partially offset by increases in selling, general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2000 increased significantly to $138.3 million from working capital of $91.2 million at December 31, 1999. The current ratio was 2.75:1 at September 30, 2000 and December 31, 1999. The substantial increase in working capital was primarily due to increases in accounts receivable and inventories. These increases more than offset an increase in accounts payable. Accounts receivable levels

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

at September 30, 2000 were $95.2 million, up from accounts receivable of $53.2 million at December 31, 1999, reflecting the record level of sales for the third quarter of 2000 compared to the latter part of 1999. Inventory levels were $118.5 million at September 30, 2000, up from $85.3 million at December 31, 1999. Accounts payable and accrued expenses increased to $76.3 million at September 30, 2000 from $51.6 million at December 31, 1999. The increases in inventory and accounts payable reflect increases in inventory purchases to support the higher sales levels as well as anticipated future growth in sales based on increased bookings. In addition, inventory purchases during the third quarter of 2000 reflect an initial stocking package from a new supplier.

On May 24, 1999, we announced that our Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock. As of September 30, 2000, the Company repurchased 147,186 shares of its common stock at an average price of $3.29 per share. Any shares of common stock repurchased will be available for reissuance in connection with the Company's stock option plans or for other corporate purposes. The Company presently does not intend to make further stock repurchases at the current market prices.

The Company's agreement with its banks, as recently amended on September 29, 2000, provides us with a $150 million revolving line of credit facility based on eligible accounts receivable and inventories as defined in the agreement. The credit facility, which expires on May 3, 2004, currently bears interest, at our option, at the prime rate plus .25% or LIBOR plus 2.25%. On a quarterly basis, the applicable interest rate margins for the prime rate and LIBOR options may be adjusted based upon our debt service coverage ratio for the 12 month period ending on the last day of the immediately preceding calendar quarter and our average excess loan availability for the three month period ending on the last day of the immediately preceding calendar quarter. The applicable interest rate margin for the prime rate option may adjust between 0% to .5% and the applicable interest rate margin for the LIBOR option may adjust between 2.0% to 2.5%. The outstanding balance of the line of credit was $101.4 million at September 30, 2000. Borrowings under this facility are collateralized by substantially all of our assets.

We expect that our cash flows from operations and additional borrowings available under our credit facility will be sufficient to meet our current financial requirements over the next twelve months.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "could," "may," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the amount and timing of shipments of previously booked customer orders, the continued effectiveness of the Company's business and marketing strategies, availability and timing of delivery of products from suppliers, price increases from suppliers that cannot be passed on to the Company's customers at the same rate, the product mix sold by the Company, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

service capabilities and the timing and cost thereof, availability of products from and the establishment and maintenance of relationships with suppliers, price erosion in and price competition for products sold by the Company, management of growth and expenses, the ability of the Company to generate the expected return from its addition of people, addition of sales offices and the increase of its infrastructure, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins in the future resulting from the Company being required to have aggressive pricing programs and resulting from increased availability of the supply for certain products, increased competition from third party logistics companies, e-brokers and other forms of e-commerce companies through the use of the Internet as well as from its traditional competitors, availability of funds from operations, from our credit facility and from other sources (debt and/or equity) to support our operations and growth, the continued enhancement of telecommunication, computer and information systems, any adverse impact in the future on the Company, its vendors or customers or other third parties with which the Company has a business relationship arising from Year 2000 issues, the continued and anticipated growth of the electronics industry and electronic components distribution industry, as well as general technology growth, the failure to achieve acceptance or grow at the expected level of some of the new technologies being supported by the Company, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, the state of the general economy, and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          10.1 Amendment No. 6 (without schedules) to Loan and Security Agreement dated September 29, 2000.
          11.1    Statement Re:  Computation of Per Share Earnings (Unaudited).
          27.1    Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

                                  All American Semiconductor, Inc.
                                  ----------------------------------------------
                                  (Registrant)

Date:  November 14, 2000          /s/ PAUL GOLDBERG
                                  ----------------------------------------------
                                  Paul Goldberg, Chairman of the Board
                                  (Duly Authorized Officer)

Date:  November 14, 2000          /s/ HOWARD L. FLANDERS
                                  ----------------------------------------------
                                  Howard L. Flanders, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)