Form 10-K
period 2000-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2001-04-02
CIK 818074

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER: 0-16207

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2001, 4,040,150 shares (including 32,141 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $31,400,000.

                      Documents Incorporated by Reference:

Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III.
--------------------------------------------------------------------------------

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 2000

TABLE OF CONTENTS

Part     Item                                                               Page
No.      No.      Description                                                No.
----     ----     -----------                                               ----

I          1      Business................................................    1
           2      Properties..............................................   12
           3      Legal Proceedings.......................................   13
           4      Submission of Matters to a Vote of Security-Holders.....   13


II         5      Market for the Registrant's Common Equity and
                    Related Stockholder Matters...........................   13
           6      Selected Financial Data.................................   15
           7      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........   16
           7A     Quantitative and Qualitative Disclosures about
                    Market Risk...........................................   25
           8      Financial Statements and Supplementary Data.............   25
           9      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................   25


III       10      Directors and Executive Officers of the Registrant......   25
          11      Executive Compensation..................................   25
          12      Security Ownership of Certain Beneficial Owners and
                    Management............................................   25
          13      Certain Relationships and Related Transactions..........   25


IV        14      Exhibits, Financial Statement Schedule, and Reports
                    on Form 8-K...........................................   26

                                     PART I

ITEM 1.  BUSINESS

GENERAL

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products and Aved Display Technologies divisions of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's divisions, certain board level products including memory modules and flat panel display driver boards. See "Products." These products are also sold to original equipment manufacturers.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the 5th largest distributor of semiconductors and the 12th largest electronic components distributor overall in the United States, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014. Our headquarters for sales and marketing functions and the office of our President and Chief Executive Officer are located at 230 Devcon Drive, San Jose, California 95112. Our telephone number in Florida is (305) 621-8282.

THIS REPORT (PARTICULARLY "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS; BUSINESS RISKS."

THE ELECTRONICS AND ELECTRONICS DISTRIBUTION INDUSTRIES

The electronics industry is one of the largest and fastest growing industries in the United States. Industry associations estimate total U.S. factory sales of electronic products will continue to grow. The growth of this industry has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, home office and portable equipment, networking, satellite, wireless and other communications products, infrastructure equipment and appliances for the Internet, and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, automotive, consumer and military products. Worldwide consumption of semiconductor products grew from $126 billion in 1998 to over $200 billion in 2000. Analysts project that consumption of semiconductor products will reach $319 billion in 2003.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products currently account for approximately 41% and 32%, respectively, of the electronic components distribution marketplace, while systems and computer products account for the remaining 27%. The Company only participates in the distribution of semiconductors and passive/electromechanical products which account for two of the three industry product groups.

Distributors are an integral part of the electronics industry. During 2000, an estimated $37 billion of electronic components were sold through distribution in North America, up from $10 billion in 1992. In recent years, there has been a growing trend for distribution to play an increasing role in the electronics industry. Original equipment manufacturers and contract electronics manufacturers which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for original equipment manufacturers and contract electronics manufacturers, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that original equipment manufacturers and contract electronics manufacturers will continue to increase their service and quality requirements, and that this trend will result in original equipment manufacturers, contract electronics manufacturers and electronic component manufacturers continuing to be dependent on distributors in the future.

Electronic component manufacturers are under similar pressure to allocate a larger share of their resources to research, product development and manufacturing capacity as technological advances continue to shorten product lifecycles. Electronic component manufacturers sell directly to only a small number of their potential customers. This small segment of their customer base accounts for a large portion of the total available revenues. It is not economical for component manufacturers to provide a broad range of sales support services to handle the large amount of customers that account for the balance of available revenues. With their expanded technology and service capabilities, large distributors have now become a reliable means for component manufacturers to outsource their sales, marketing, customer service and distribution functions. This trend particularly benefits larger distributors with nationwide distribution capabilities such as the Company, as manufacturers continue to allocate a larger amount of their customer base to a more limited number of full service distribution companies.

As a result of the trends discussed above, management believes that distribution will be involved in an increasing portion of the electronics industry.

Another prevalent trend in the electronics distribution industry has been the consolidation of distribution companies. This trend has accelerated, especially in terms of magnitude, in recent years. The Company believes that this consolidation has to date created, and will continue in the future to create, growth opportunities for the Company. The Company believes that consolidation trends have caused customers to lose as many as three of their approved distributors. As a result, the Company believes that the Company has increasing opportunities to add customers and/or do more business with existing customers as consolidation has required the customers to consider realigning their distribution networks. Similarly, as a result of consolidation, many suppliers have either lost a distributor or become a much less significant supplier to the consolidated distribution company. As a result of this impact from consolidation, the Company believes that suppliers have recently added, and will continue in the future to add, new distributors to their distribution networks. Management believes that the Company has benefited from, and will continue to benefit in the future from, the consolidation trend.

BUSINESS STRATEGY

The Company's strategy is to continue its managed growth and to gain market share by: (i) taking advantage of consolidation trends, (ii) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions;
(iii) increasing sales to existing customers by continuing to add new suppliers and expand its product offerings and service capabilities; and (iv) increasing its participation in e-commerce.

The Company believes that investment in expansion and capabilities is necessary to enable the Company to participate in the dynamics of its rapidly changing industry and to achieve greater profitability in the future.

In an effort to accelerate internal growth, during 1998 the Company began to enhance its management team in many areas and reformulate and implement strategies for expansion. The first half of 1999 was marked with continued pressure on profitability throughout the industry as well as turmoil resulting from accelerated consolidation trends. During the second half of 1999 market conditions began to change as the excessive supply environment reversed, product lead times began to stretch and some product groups went on allocation. As a result, gross profit margins began to increase slightly. This reversal of market conditions, combined with the expansion and other strategic decisions implemented by management, enabled the Company to achieve improved results and greater market penetration during the second half of 1999 which improvements accelerated during 2000 resulting in the highest sales and profitability levels in the Company's history. Even though 2000 was a record year, during the fourth quarter the industry experienced a rather dramatic slowdown which may continue for several quarters. While management believes that it may be able to increase market share and increase profitability in the future, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

Expansion

The Company had undergone significant expansion prior to 1998, including opening new offices, relocating and expanding existing offices and acquiring other companies, all in order to increase its sales volume, expand its geographic coverage and become recognized as a national distributor. See "Sales and Marketing-Sales Office Locations."

As a result of the implementation of the Company's business strategy, the Company has experienced significant growth every year except 1998. In order to effectively drive and manage its expansion, the Company continues to: (i) restructure, enhance and expand its sales staff and sales management and marketing teams; (ii) expand its quality control programs, including its total quality management program and its continuous process improvement program (referred to as "BPR" or Business Process Reengineering) that ensure quality service, enhance productivity and, over time, reduce costs; (iii) expand its corporate operations department; (iv) enhance its state-of-the-art distribution technology; and (v) enhance its asset management capabilities through new computer and telecommunications equipment and, during 2000, through the opening of a west coast asset management group. To keep up with industry trends the Company continues to make significant investments in its web site and Internet capabilities as well as other forms of e-commerce; and in that regard during 1999 created its own web development group. The Company also continues to expand its investment in its Field Application Engineer Program. In addition to adding field application engineers to the program, in 2000 the Company created the All American Technical Sales Program and opened the All American Technical Center. Additionally, the Company continued to increase its investment in its materials management solutions capabilities which is now referred to as Supply Chain Management. As the Company has now developed a greater visibility at the industry's top tier customer base, the Company has also created an Executive Accounts Program. To better service the large customer base in the western part of the United States and to enhance relationships with a supplier base that is predominantly based in California, the Company has dramatically expanded its west coast corporate offices and relocated the President and Chief Executive Officer of the Company to San Jose to be based where sales and marketing functions are headquartered. The Company has also expanded the operations of its west coast programming and distribution center.

Since the beginning of 1998, the Company has opened five new sales offices in the United States including one office which was opened during 2000. The Company expanded its international presence during 1998 with the opening of a sales office in Guadalajara, Mexico and a distribution center there in 2000. The Company currently expects to continue to open new offices and may seek to acquire additional companies in the future. The Company also plans to continue its focus on improving the financial performance and market penetration of each existing location.

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

During the last three years, and particularly during 2000, the Company added many new suppliers and expects to add additional suppliers in the future. These new suppliers are intended to offer larger growth opportunities than some of the smaller suppliers that the Company has done business with in the past. New supplier relationships generally require up-front investments that could take substantial time to provide a return.

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

The Company's distribution technology incorporates nationwide access to real-time inventory and pricing information, electronic order entry and rapid order processing. During the past few years, the Company has expanded its service capabilities for just-in-time deliveries, bar coding, bonded inventory programs, kitting and turnkey services, in-plant stores, in-plant terminals, electronic data interchange programs, automatic inventory replenishment programs and complete supply chain management solutions.

In order to further enhance its service capabilities, the Company has also expanded its Field Application Engineer Program and the Company expects to hire additional field application engineers in the future. In 2000, the Company augmented its Field Application Engineer Program by starting the All American Technical Sales Program. The All American Technical Sales Program is intended to create another level of salespeople who are certified as technically competent to assist customers in the design process and in design decisions without actually being at the engineering level of a field application engineer. Additionally, the Company opened the All American Technical Center, which is being staffed with design specialists that can assist our sales force, our All American Technical Sales people and our field application engineers when a higher level of expertise is needed. The All American Technical Center staff will also focus on creating reference designs and design tools to assist customers and suppliers. These programs are intended to generate sales by providing customers with engineering support and increased service at the design and development stages. These programs are also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is also of great importance in attracting new suppliers.

Another rapidly growing segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this growing segment of the industry, the Company has a 20,000 square foot facility in Fremont, California (near San Jose) which incorporates a programming and a distribution center. In order to service growing customer demand as well as changing technologies, the Company increased its investments in its programming capabilities during 1999 by purchasing additional programming equipment and increasing its programming staff. In addition to enabling the Company to address a rapidly growing market for programmable products, this capability will allow the Company to attract new product lines that require programming capabilities.

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company designed and developed its own web site which became operational during the first quarter of 1997. In order to further expand its utilization of and functionality on the Internet, the Company created its own web development team in 1999. Additionally, to further its e-commerce strategies the Company has engaged with multiple third party Internet/e-commerce companies to expand the visibility of the Company and the ways in which customers can conduct commerce with the Company. These engagements are expected to expand and improve customer service, increase revenues, reduce transaction costs and afford the Company an opportunity to do business in a new and still developing marketplace. While these engagements have increased operating costs and may increase costs further in the future, many benefits are expected to be realized from these investments, however, no assurances can be made that the Company will realize such benefits.

The Company also provides value-added services relating to its passive/electromechanical business.

Quality Controls and ISO Certification

The Company has a total quality management and a continuous process improvement program, referred to as "BPR" or Business Process Reengineering, in order to improve service, increase efficiency and productivity and, over time, reduce costs. The expansion in capacity and service capabilities discussed above were done within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami and Fremont distribution centers and its Fremont programming center have all successfully completed a procedure and quality audit that resulted in their certification under the international quality standard of ISO 9002. This quality standard was established by the International Standards Organization, or ISO, created by the European Economic Community, or EEC. The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC. The Company believes that this certification is becoming a requirement of an increasing portion of the customer base.

PRODUCTS

Active and Passive Components

The Company markets both semiconductors and passive products. Semiconductors, which are active components, respond to or activate upon receipt of electronic current. Active products include transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits. Passive components, on the other hand, are designed to facilitate completion of electronic functions. Passive products include capacitors, resistors, inductors and electromechanical products such as cable, switches, connectors, filters and sockets. Virtually all of the Company's customers purchase both active and passive products.

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

Flat Panel Display Products

The Company believes that one of the faster growing segments of the electronics industry will result from the expanded utilization of flat panel displays. Flat panel displays are commonly used in laptop computers and are currently replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as personal computers, televisions, automated teller machines and video monitors. In addition to replacing cathode ray tubes in traditional applications, as a result of the lower power requirements and reduced space needs of flat panel displays, the advent of flat panels is enabling the implementation of display applications that were not achievable with cathode ray tubes, such as laptop and palmtop computers, handheld and portable products and advertising displays.

In order to properly function in any application, flat panel displays need certain electronic impulses. One solution for generating these electronic impulses is the use of board level products that control and regulate the electronic input that drives the flat panel display. These products are commonly referred to as driver boards. In addition to the driver board, flat panel displays require a back-light inverter to run the back-light, and cable assemblies to connect the display, inverter and the driver board to each other and to the equipment of which it is a part.

The Company has addressed the flat panel display market in four ways. First, the Company has assembled a comprehensive offering of flat panel display products, including products from manufacturers of flat panel displays, as well as manufacturers of the necessary support products such as back-light inverters, driver boards, cabling and touch-screen filaments. The second aspect in addressing the flat panel display market is to develop the technical support necessary to assist customers with integrating flat panel display applications. In this regard the Company's Field Application Engineer Program and marketing department have been developing expertise in flat panel display applications and integration. Additionally, the Company has added flat panel display specialists to its sales and marketing groups. In response to the growing need for support of flat panel display business, during 1999 the Company formed its Display Solutions Group to be a separate group within the Company dedicated entirely to the support of flat panel display opportunities. Through its Display Solutions Group, the Company has expanded its internal staff as well as developed relationships with independent subcontractors, referred to as integrators, in many different geographic locations. This strategy enables the Company to offer a broad selection of products, services and solutions needed to service the varying levels of support required by the customer base.

The third aspect to the Company's approach to the flat panel display marketplace was accomplished with the creation of Aved Display Technologies. Aved Display Technologies, which is run as a separate division, designs, develops and has manufactured under its own label several proprietary driver board products for flat panel display applications. In addition to Aved Display Technologies, the Company also has other suppliers of flat panel display driver board products.

The fourth aspect to the Company's approach to the flat panel display marketplace began with the creation of Integrated Display Technologies in the fourth quarter of 2000. Integrated Display Technologies, which is run as a separate division, is dedicated to addressing customer needs for design and integration solutions for specialized applications.

Memory Modules

The Company also designs, has manufactured and sells memory modules under the Aved Memory Products label. Memory products, which include the memory module subsegment, represent one of the largest product sectors of semiconductor revenues. Memory modules facilitate the incorporation of expanded memory in limited space. In addition to Aved Memory Products, the Company has other suppliers of memory module products.

With respect to all products manufactured or assembled for Aved Display Technologies, Integrated Display Technologies and Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service, in their original unmodified condition and in compliance with the Company's terms and conditions.

CUSTOMERS

The Company markets its products primarily to original equipment manufacturers in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services providers, who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 12,000 accounts. During 2000, no customer accounted for more than 5% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

SALES AND MARKETING

Overall Strategy

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 60,000 different products representing approximately 75 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national distributors, while still providing the personalized service levels usually associated only with regional or local distributors. As a result of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

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

The Company's marketing strategy also includes the expansion of its e-commerce capabilities by enhancing its web site functionality and developing its portal capabilities to enable its customers to utilize the services available from the Company's strategically selected e-commerce partners.

Marketing Techniques

As part of the Company's marketing strategy, the marketing department is based in Silicon Valley near the headquarters of the vast majority of the supplier base. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders; (ii) ongoing advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers;
(iv) the Company's telemarketing efforts; and (v) a web site and portals on the Internet. The Company also uses its expanded service capabilities, its Field Application Engineer Program, Display Solutions Group, Supply Chain Management capabilities and its status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

Sales Personnel

As of March 1, 2001, the Company employed 413 people in sales on a full-time basis, of which 170 are field salespeople (of which over 25 are a part of our new All American Technical Sales Program), 160 are inside salespeople, 36 are in management, 29 are in administration and 18 are engineers in the Field Application Engineer Program. The Company also had 11 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit goals.

Sales Office Locations

The Company currently operates 33 sales offices in 21 states, Canada and Mexico. The locations of the sales offices are in each of the following geographic markets: Huntsville, Alabama; Phoenix, Arizona; Orange County, Sacramento, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Guadalajara, Mexico; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Raleigh, North Carolina; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City, Utah; Seattle, Washington and Milwaukee, Wisconsin.

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

Foreign Sales

Sales to foreign countries aggregated approximately $31.6 million, $24.1 million and $9.4 million for 2000, 1999 and 1998, respectively.

BACKLOG

As is typical of distributors, the Company has a backlog of customer orders. While these customer orders are cancelable, the Company believes that its backlog is usually an indicator of future sales. At December 31, 2000, the Company had a backlog in excess of $158 million, compared to a backlog in excess of $80 million at December 31, 1999 and $43 million at December 31, 1998. During 1998 and the first half of

1999 there was an excess availability of product throughout the industry. As a result, customers kept much lower levels of product on order as delivery times were short and prices were often declining. During the second half of 1999 these conditions changed, lead times began to stretch and certain product groups were being allocated by suppliers. As a result, customers began increasing the amount of their scheduled orders. Conditions of tight supply often result in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking). When product availability improves, customers begin to have more inventory than they need and the industry typically experiences backlog cancellations and inventory corrections. During the second half of 2000, lead times began to shorten and product availability improved. The combination of improved product availability, a slowing economy and other factors caused a sudden change in market conditions in our industry during the fourth quarter of 2000. In response, customers began canceling their backlog of orders. While the Company's backlog was at $158 million at December 31, 2000, it had fallen to $131 million by February 28, 2001.

The Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Historically, approximately 30% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements. At this point in time, the correlation of backlog to future sales is less of an indicator than historically. In addition, the Company has increased its practices of electronic data interchange transactions where the Company purchases inventory based on electronically transmitted customer forecasts that may not become an order until the date of shipment and, therefore, may not be reflected in the Company's backlog.

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. In meeting its goal of being recognized as a national distributor, the Company has opened and acquired sales offices in a number of markets throughout the United States and has advertised in national industry publications to demonstrate its distribution capabilities to current and potential suppliers. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of assisting customers in designing-in the suppliers' products at the customer base. To address this requirement, the Company has a Field Application Engineer Program which is currently staffed with 18 engineers. The Company's Field Application Engineer Program is now augmented by the All American Technical Sales Program started in 2000. During the last three years, the Company has been successful in adding new suppliers.

Almost all distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 2000, the Company's three largest suppliers accounted for 22%, 7% and 5% of consolidated purchases, respectively. See Note 12 to Notes to Consolidated Financial Statements. While most of the products that the Company sells are available from other sources, the Company's future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. While the Company believes that the loss of a key supplier could have an adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. If the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of, or significant disruption in relationships with, any of the Company's largest suppliers or a significant number of other suppliers in a short period of time could have a material adverse effect on the Company and its operating results. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

The Company believes that it benefits from technological change within the electronics industry as new product introductions accelerate industry growth and provide the Company with additional sales opportunities. The Company believes its inventory risk due to technological obsolescence is significantly reduced by certain provisions typically found in its distribution agreements addressing price protection, stock rotation privileges, obsolescence credits and return privileges. Price protection is typically provided in the form of a credit to the Company for any inventory the Company has of products for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Obsolescence credits allow the Company to return products which a manufacturer discontinues. Upon termination of a distribution agreement, the return privileges generally require the manufacturer to repurchase the Company's inventory at the Company's average purchase price, however, if the Company terminates the distribution agreement, there is generally a 10% to 15% restocking charge.

The vast majority of the Company's inventory is purchased pursuant to its distribution agreements. The Company does not generally purchase product for inventory unless it is a commonly sold product, there is an outstanding customer order to be filled, a special purchase is available or unless it is an initial stocking package in connection with a new line of products. As a result of the Company's strategy in how it has positioned itself in a rapidly consolidating industry, the Company has been successful in attracting many new suppliers in recent periods. As a result, the Company has added many new stocking packages to its inventory. These new stocking packages typically take time to become productive. While management believes that these new product lines and the resulting stocking packages should provide growth opportunities in the future, there can be no assurance that this strategy will be successful.

FACILITIES AND SYSTEMS

Facilities

The Company's corporate headquarters and main distribution center are located in a 110,800 square foot facility in Miami, Florida. The Company occupies this facility through a lease which expires in 2014, subject to the Company's right to terminate at any time upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord. The lease for this facility contains three six-year options to renew at the then fair market value rental rates.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). In Denver, Colorado the Company leases a 7,600 square foot facility which is dedicated to certain value-added services and a regional distribution center.

In Tustin, California the Company leases a 13,900 square foot facility which presently contains all operations for the separate divisions of Aved Display Technologies and Aved Memory Products. See "Products." In December 2000, the Company leased 26,700 square feet of space in Irvine, California which will house the operations of the Company's newly created Integrated Display Technologies division. The Company also intends to relocate to the Irvine location the operations of Aved Display Technologies when construction of the facility is completed. This will permit the expansion of the operations of Aved Memory Products which will then occupy all of the existing facility in Tustin.

During 1998, the Company entered into a new lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the

President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet is presently being sublet.

In addition, the Company leases space for its other sales offices, which offices range in size from approximately 1,000 square feet to 8,000 square feet. See "Sales and Marketing-Sales Office Locations."

Due to the price erosion that is typical in its industry, as well as the continued growth in the Company's revenues, the Company has utilized some of its excess capacity as its unit volume shipped has increased significantly. As a result of its capacity utilization, as well as the need to increase productivity in its distribution centers, the Company is presently evaluating potential investments to add further storage and automation to its existing distribution centers.

Systems

The Company's systems and operations are designed to facilitate centralized warehousing which allows salespeople across the country to have real-time access to inventory and pricing information and allows a salesperson in any office to enter orders electronically, which instantaneously print in the appropriate distribution facility for shipping and invoicing. The combination of the centralized distribution centers and the electronic order entry enable the Company to provide rapid order processing at low costs. The system also provides for automatic credit checks, which prohibit any product from being shipped until the customer's credit has been approved. Additionally, the systems allow the Company to participate with customers and suppliers in electronic data interchange and to expand customer services, including just-in-time deliveries, kitting programs, bar coding, automatic inventory replenishment programs, bonded inventory programs, in-plant stores and in-plant terminals and complete supply chain management solutions.

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities and to participate in e-commerce, the Company has continually been expanding, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades to meet its computer and communications needs. The Company believes that these systems enhancements should assist the Company in increasing sales, improving efficiencies and providing the potential for greater profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved.

FOREIGN MANUFACTURING AND TRADE REGULATION

A significant number of the components sold by the Company are manufactured by foreign companies and purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. As a result, the Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and policy changes related to, among other things, anti-dumping and other international anti-trust legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during past years, and there can be no assurance that such factors will not have a more significant adverse affect on the Company in the future. Since all of the Company's purchases from foreign companies are transacted with United States subsidiaries or affiliates of these foreign manufacturers, the Company's purchases are paid for in U.S. dollars.

EMPLOYEES

As of March 1, 2001, the Company employed 777 persons, of which 413 are involved in sales and sales management; 130 are involved in marketing; 75 are involved in the distribution centers; 69 are involved in operations; 12 are involved in management; 51 are involved in bookkeeping and clerical; and 27 are involved in information technology. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

COMPETITION

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales exceeding $13 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors with offices in multiple cities within the United States and local distributors with just one location. With sales offices in 31 cities in 21 states, the Company competes as a national distributor. Additionally, the Company is one of the few national distributors which has offices in Canada and Mexico. The Company, which was recognized by industry sources as the 5th largest distributor of semiconductors and the 12th largest electronic components distributor overall in the United States, believes its primary competition comes from the top 50 distributors in the industry. Recently, there has been an emergence of additional competition from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-brokers and e-exchanges and several other forms of e-commerce companies which have grown with the expanded use of the Internet. While the Company is aggressively implementing its own e-commerce strategies, including its web site and multiple portal development, there can be no assurance that the Company will be able to defend its market share against the emergence of these or other new business models.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater name recognition and assets and possess greater financial, personnel and other resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; small accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top tier distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business at these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not emphasized by the top tier distributors, or are fill-in or niche products. With its expanded product offering and service capabilities and its quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top tier distributors for the middle and emerging market customer base is not as strong since the largest distributors focus their efforts and resources on the major account base. For this reason, the Company has focused strong efforts on servicing this middle and emerging market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors; by seeking to offer a broader product base and more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to middle and emerging market companies a greater level of service than is offered to them by the major national and global distributors. The Company believes that today the top tier distributors are seeking to penetrate the middle market customer base more than they have in the past.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

SALES PRICES OF COMMON STOCK

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                        High           Low
----------------------                        ----           ---

1999
----
First Quarter                                5  5/16        3  7/16
Second Quarter                               4  17/32       2  1/2
Third Quarter                                5              2  13/16
Fourth Quarter                               4  1/2         2  11/16

2000
----
First Quarter                               19              3  1/16
Second Quarter                              18  15/16       8  3/4
Third Quarter                               24  7/16       14  5/8
Fourth Quarter                              21  7/8         7  25/32

2001
----
First Quarter (through March 20, 2001)      14  1/2         8  1/2

COMMON STOCK PURCHASE RIGHTS PLAN

In June 2000, the Board of Directors of the Company adopted a Common Stock Purchase Rights Plan (the "Rights Plan") and authorized and approved a dividend distribution of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock of the Company to shareholders of record at the close of business on June 23, 2000. Each share of common stock of the Company that is issued after June 23, 2000 will also include one Right.

Each Right initially entitles the registered holder to purchase from the Company, but only when exercisable under the Rights Plan, one share of common stock at a price of $95.00 per share, subject to certain future adjustments. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (or 10% of such stock under certain circumstances) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock (or 10% of such stock under certain circumstances). Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of the Company's common stock having a market value equal to twice the exercise price of the Right.

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

As of March 20, 2001, there were approximately 350 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that, based upon information provided by its transfer agent, it has over 5,900 beneficial holders of its common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 2000 except as follows:

Pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted during the quarter ended December 31, 2000 stock options to purchase 6,450 shares of the Company's common stock to 9 individuals at exercise prices ranging from $9.55 to $16.71 per share (based on fair market value at date of grant). The stock options vest over a five-year period and are exercisable over a six-year period. See Note 9 to Notes to Consolidated Financial Statements. All of the stock options were granted by the Company in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company for and as of the years 1996 through 2000 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to shares of common stock and per share amounts have been restated to reflect the effect of the Reverse Stock Split. For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2000, see "Quarterly Results of Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

Years Ended December 31                           2000             1999             1998             1997             1996
--------------------------------------------------------------------------------------------------------------------------
Net Sales (1) ........................   $ 522,183,000    $ 329,563,000    $ 250,044,000    $ 265,640,000    $ 237,846,000
Cost of Sales (2) ....................    (414,292,000)    (265,064,000)    (194,599,000)    (207,173,000)    (185,367,000)
                                         -------------    -------------    -------------    -------------    -------------
Gross Profit .........................     107,891,000       64,499,000       55,445,000       58,467,000       52,479,000
Selling, General and
  Administrative Expenses ............     (79,893,000)     (56,357,000)     (46,880,000)     (48,257,000)     (51,675,000)
Restructuring and Other Nonrecurring
  Expenses (3) .......................              --               --       (2,860,000)              --       (4,942,000)
                                         -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations .........................      27,998,000        8,142,000        5,705,000       10,210,000       (4,138,000)
Interest Expense (4) .................      (8,642,000)      (4,985,000)      (4,313,000)      (4,797,000)      (7,025,000)
                                         -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes .....      19,356,000        3,157,000        1,392,000        5,413,000      (11,163,000)
Income Tax (Provision) Benefit .......      (8,157,000)      (1,358,000)        (561,000)      (2,163,000)       2,942,000
                                         -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before Discontinued
  Operations and Extraordinary Items..      11,199,000        1,799,000          831,000        3,250,000       (8,221,000)
Discontinued Operations (5) ..........              --               --               --               --       (1,757,000)
Extraordinary Items (6) ..............              --               --               --               --           58,000
                                         -------------    -------------    -------------    -------------    -------------
Net Income (Loss) ....................   $  11,199,000    $   1,799,000    $     831,000    $   3,250,000    $  (9,920,000)
                                         =============    =============    =============    =============    =============

Earnings (Loss) Per Share (7):
  Basic ..............................           $2.92             $.46             $.21             $.83           $(2.51)
  Diluted ............................           $2.70             $.46             $.21             $.82           $(2.47)

Balance Sheet Data

December 31                                       2000             1999             1998             1997             1996
--------------------------------------------------------------------------------------------------------------------------
Working Capital.......................   $ 159,590,000    $  91,217,000    $  68,192,000    $  63,308,000    $  69,823,000
Total Assets..........................     250,228,000      151,501,000      118,957,000      112,286,000      112,921,000
Long-Term Debt, Including
  Current Portion.....................     128,124,000       71,867,000       50,978,000       46,900,000       58,221,000
Shareholders' Equity..................      39,598,000       27,852,000       26,509,000       25,674,000       22,396,000
Book Value Per Common Share...........           $9.80            $7.01            $6.67            $6.46            $5.65

-------------------------

(1) Net sales for 1996, including sales generated by the Company's computer products division which was discontinued in the third quarter of 1996, were $244,668,000.

(2) 1996 includes non-cash inventory write-offs of $2,000,000 associated with the Company's restructuring of its kitting and turnkey operations.

(3) 1998 reflects a nonrecurring charge relating to a failed proposed merger. The nonrecurring charge includes expansion costs incurred in anticipation of supporting the proposed combined entity, employee-related expenses, professional fees and other merger-related out of pocket costs. 1996 includes non-recurring expenses consisting of: $1,092,000 relating to restructuring the Company's kitting and turnkey operations, $587,000 relating to the termination of certain employment agreements, $445,000 relating to relocating the Company's cable assembly division, $625,000 relating to the accrual of a postretirement benefit cost associated with an amendment to an employment agreement with one of the Company's executive officers, and $2,193,000 relating to an impairment of goodwill primarily related to certain acquisitions.

(4) Interest expense for 1996 includes amortization and a write-down of deferred financing fees of approximately $2,148,000 relating to obtaining the Company's then $100 million credit facility.

(5) Reflects a loss from discontinued operations of $(166,000) (net of $125,000 income tax benefit) and a loss on disposal of $(1,591,000) (net of $1,200,000 income tax benefit) relating to management's decision to discontinue its computer products division.

(6) Reflects an after-tax gain of $272,000 (net of $205,000 income tax provision) associated with the Company's settlement of a civil litigation and an after-tax non-cash expense of $214,000 (net of $161,000 income tax benefit) resulting from the early extinguishment of the Company's $15 million senior subordinated promissory note.

(7) Weighted average common shares outstanding after reflecting the Reverse Stock Split for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were 3,828,978, 3,921,138, 3,937,021, 3,934,512 and 3,948,570,
     respectively, for basic earnings per share and were 4,140,579, 3,924,166, 3,998,802, 3,956,967 and 4,021,152, respectively, for diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with "Item 6. Selected Financial Data" and Notes to Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Overview

The following table sets forth for the years ended December 31, 2000, 1999 and 1998, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales. All percentages are based on net sales.

                                                      Items as a Percentage
                                                           of Net Sales
                                                    --------------------------
                                                           Years Ended
                                                            December 31
                                                    --------------------------
                                                     2000      1999      1998
                                                    ------    ------    ------
Net Sales .....................................     100.0%    100.0%    100.0%
Gross Profit ..................................      20.7      19.6      22.2
Selling, General and Administrative Expenses...     (15.3)    (17.1)    (18.7)
Restructuring and Other Nonrecurring Expenses..        --        --      (1.1)
Income from Operations ........................       5.4       2.5       2.3
Interest Expense ..............................      (1.7)     (1.5)     (1.7)
Income Before Income Taxes ....................       3.7       1.0       0.6
Net Income ....................................       2.1       0.5       0.3

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

Sales

For the year ended December 31, 2000, the Company achieved a record sales level at $522.2 million, a $192.6 million or 58.4% increase over net sales of $329.6 million for 1999. The dramatic increase in net sales was attributable to very positive industry conditions and the benefits of the strategies that we have been implementing over the past several years. This increase also reflects contributions from new sales offices and increased market share in most territories. Although sales for the year were strong, sales began to taper off in the fourth quarter due to a general industry slowdown and inventory corrections at the customer base.

Gross Profit

Gross profit was $107.9 million in 2000 compared to $64.5 million for 1999, representing a 67.3% increase. The substantial increase in gross profit was due to the increase in sales as well as an improvement in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales were 20.7% for 2000, compared to 19.6% for 1999. While the gross profit for the year was higher than the prior year, the gross profit margins began declining toward the end of 2000, reflecting a general industry slowdown and greater availability of product. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects downward pressure on gross profit margins in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") was $79.9 million for 2000, compared to $56.4 million for 1999. The increase was primarily attributable to an increase in variable expenses associated with the increases in sales and gross profit as well as an increase in our infrastructure to support the changing needs and additional requirements of our customers. Furthermore, in an effort to drive expansion and internal growth, we have increased and enhanced our management team and expanded our sales force in almost every location. Due to these factors, we expect that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 15.3% for the year ended December 31, 2000, from 17.1% for the 1999 period. This improvement reflects the significant increase in sales which more than offset the increase in SG&A in absolute dollars.

Income from Operations

Income from operations was $28.0 million for 2000, a 243.9% increase over income from operations of $8.1 million for 1999. The significant increase in income from operations was due to the increase in net sales and the increase in gross profit margins which more than offset the increase in SG&A.

Interest Expense

Interest expense was $8.6 million for the year ended December 31, 2000, compared to $5.0 million for 1999. The increase in interest expense resulted primarily from an increase in average borrowings during 2000 to support the growth in sales and the expanded infrastructure, as well as increases in inventory purchases associated with initial stocking packages from new suppliers. Interest expense for 2000 also reflects an increase in interest rates.

Net Income

Net income increased dramatically to a record $11.2 million, or $2.70 per share (diluted), for the year ended December 31, 2000, a 522.5% increase over net income of $1.8 million, or $.46 per share (diluted), for 1999. The increase in net income reflects the increase in gross profit as well as the improvement in SG&A as a percentage of sales, all of which was partially offset by the increase in interest expense.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Sales

For the year ended December 31, 1999, the Company achieved sales of $329.6 million, a $79.6 million or 31.8% increase over net sales of $250.0 million for 1998. The increase resulted from improved conditions in the industry as well as from increased sales in most territories and contributions from two new sales offices that were opened during the second quarter of 1999.

Gross Profit

Gross profit was $64.5 million in 1999 compared to $55.4 million for 1998, representing a 16.3% increase. The increase in gross profit was due to the increase in sales which more than offset a decline in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales were 19.6% for 1999, compared to 22.2% for 1998. The decline in gross profit margins reflected the competitive market and excess supply conditions during the first half of 1999, a greater number of low margin, large volume transactions than in the previous year, as well as continued changes in the Company's product mix. In addition, we continued to experience lower margins relating to the development of long-term strategic relationships with accounts which have required aggressive pricing programs.

Selling, General and Administrative Expenses

SG&A was $56.4 million for 1999, compared to $46.9 million for 1998. The increase in SG&A was primarily a result of an increase in our infrastructure to support the changing needs and additional requirements of our customers and increased variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, we opened additional sales offices and increased and enhanced our management personnel during 1999.

SG&A as a percentage of net sales improved to 17.1% for the year ended December 31, 1999, from 18.7% for the 1998 period. The decrease in SG&A as a percentage of sales reflected the significant increase in sales which more than offset the increase in SG&A in absolute dollars.

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

Interest Expense

Interest expense was $5.0 million for the year ended December 31, 1999, compared to $4.3 million for 1998. The increase in interest expense resulted from an increase in average borrowings during 1999 to support the growth in sales and the expanded infrastructure. Interest expense for 1999 also reflected a decrease in the Company's borrowing rate.

Net Income

Net income increased dramatically to $1.8 million, or $.46 per share (diluted), for the year ended December 31, 1999, a 116.5% increase over net income of $831,000, or $.21 per share (diluted), for 1998. The increase in net income reflected the increase in gross profit that was partially offset by the increases in SG&A and interest expense. In addition, 1998 included a nonrecurring charge of $1.7 million on an after-tax basis relating to a failed proposed merger.

QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2000. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

(In thousands, except per share data)

                                       2000                                        1999
                    -----------------------------------------    ----------------------------------------
                     FIRST       SECOND     THIRD      FOURTH     First      Second     Third      Fourth
                    QUARTER     QUARTER    QUARTER    QUARTER    Quarter    Quarter    Quarter    Quarter
                    -------     -------    -------    -------    -------    -------    -------    -------
Net Sales .......   $107,273   $125,994   $152,526   $136,390   $ 70,649   $ 79,874   $ 88,570   $ 90,470
Gross Profit ....     21,441     26,323     31,954     28,173     13,639     15,272     16,733     18,855
Income from
  Operations ....      3,782      6,939     10,563      6,714      1,436      1,601      2,157      2,948
Net Income ......      1,210      2,949      4,741      2,299        194        247        502        856
Diluted Earnings
  Per Share (1)..       $.30       $.71      $1.10       $.55       $.05       $.06       $.13       $.22

(1)  As adjusted to reflect Reverse Stock Split effective on June 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2000 improved significantly to $159.6 million, compared to working capital of $91.2 million at December 31, 1999. The current ratio improved to 2.93:1 at December 31, 2000, compared to 2.75:1 at December 31, 1999. The increases in working capital and in the current ratio were due primarily to increases in accounts receivable and inventory. These changes in accounts receivable and inventory more than offset an increase in accounts payable. Accounts receivable levels at December 31, 2000 were $91.8 million, compared to $53.2 million at December 31, 1999. The increase in accounts receivable reflects the significant level of sales at the end of 2000 compared to the end of 1999. Additionally, the average number of days that accounts receivables were outstanding increased to 53 days as of December 31, 2000 compared to 52 days as of December 31, 1999. Inventory levels were $146.4 million at December 31, 2000 compared to $85.3 million at December 31, 1999. The increase primarily reflects higher inventory levels needed to support a higher level of sales and inventory relating to new suppliers added during 2000. Accounts payable and accrued expenses increased to $81.2 million at December 31, 2000 from $51.6 million at December 31, 1999, primarily as a result of the increase in purchases of inventory at the end of 2000 in connection with initial stocking packages from new suppliers.

In September 2000, the Company's agreement with its consortium of banks was amended whereby the line of credit facility was increased from $100 million to $150 million and the term was extended to May 3, 2004. The line of credit facility, which is based on eligible accounts receivable and inventories as defined in the agreement, currently bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 2.25%. On a quarterly basis, the applicable interest rate margins for the prime rate and LIBOR options may be adjusted based upon our debt service coverage ratio for the 12 month period ending on the last day of the immediately preceding calendar quarter and our average excess loan availability for the three month period ending on the last day of the immediately preceding calendar quarter. The applicable interest rate margin for the prime rate option may adjust between 0% to .5% and the applicable interest rate margin for the LIBOR option may adjust between 2.0% to 2.5%. Borrowings under the credit facility are secured by all of the Company's assets including accounts receivable, inventories and equipment. Under the credit facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. The credit facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. At December 31, 2000, outstanding borrowings under the credit facility aggregated $120.5 million compared to $64.0 million at December 31, 1999. The increase in outstanding borrowings reflects the significant growth in sales and the related increases in inventory and accounts receivable. See Note 7 to Notes to Consolidated Financial Statements.

On May 24, 1999, we announced that our Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock. As of December 31, 2000, the Company repurchased 147,186 shares of its common stock at an average price of $3.29 per share. Any shares of common stock repurchased will be available for reissuance in connection with the Company's stock option plans or for other corporate purposes. The Company presently does not intend to make further stock repurchases at the current market prices.

The Company expects that its cash flows from operations and additional borrowings available under the credit facility will be sufficient to meet its current financial requirements over at least the next twelve months.

INFLATION AND CURRENCY FLUCTUATIONS

The Company does not believe that inflation significantly impacted its business during 2000; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. The Company believes that currency fluctuations could have adverse effects on its business if they make components manufactured abroad too expensive, cause limitations in customer productions due to unfavorable export conditions or cause the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

This report contains statements that are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. In many cases, we cannot predict the risks or uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described below, as well as in other sections of this report and in other of our public filings and in our press releases.

We are dependent on a limited number of suppliers. If one or more of our largest suppliers chooses not to sell products to us, our operating results could suffer.

We rely on a limited number of suppliers for products which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements which are typically cancelable on short notice (generally 30 to 90 days). Products purchased from our three largest suppliers accounted for approximately 34% of our consolidated purchases during the calendar year ended December 31, 2000. No other supplier accounted for more than four percent of our consolidated purchases during this period. While most of the products that we sell are available from other sources, our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. We believe that the loss of a key supplier could have an adverse impact on our business in the short term as we attempt to replace the products offered by that supplier with the products of other suppliers. If we were to lose our right to distribute the products of any particular supplier, there can be no assurance that we would be able to replace the products which were available from that particular supplier. The loss of, or significant disruptions in relationships with, any of our largest suppliers or a significant number of other suppliers in a short period of time, could have a material adverse effect on our operating results.

We do not have long-term contracts with our customers and, as a result, our customers may be able to cancel, reduce or delay their orders without penalty.

We typically do not obtain long-term purchase orders or commitments but instead work with our customers to develop nonbinding forecasts of future orders. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause our customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty or other charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers could have a material adverse effect on our operating results.

We are dependent on foreign manufacturers and subject to trade regulations which expose us to political and economic risk.

A significant number of components sold by us are manufactured by foreign companies. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

     -    increases in tariffs or duties;
     -    changes in trade treaties;
     -    strikes or delays in air or sea transportation;
     - future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries; and
     -    turbulence in offshore economies or financial markets.

Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and other international antitrust legislation. In addition, adverse currency fluctuations could have the effect of making components manufactured abroad more expensive, cause limitations in customer productions due to unfavorable export conditions or cause our offshore suppliers to limit exports to the United States. Because we purchase products from United States subsidiaries and affiliates of foreign manufacturers, our purchases are paid for in U.S. dollars, which usually reduces or eliminates the potential adverse effects of currency fluctuations. There can be no assurance that such factors could not have a material adverse effect on our operating results in the future.

Our industry is subject to supply shortages. Any delay or inability to obtain components may have an adverse effect on our operating results.

At various times there have been shortages of components in the electronics industry and the availability of certain components have been limited by some of our suppliers. Although such shortages and allocations have not had a material adverse effect on our operating results, there can be no assurance that any future shortages or allocations would not have such an effect on us.

Our industry is cyclical, which causes our operating results to fluctuate significantly.

In the fall of 1999, our industry emerged from a four-year period of excess supply. During the fourth quarter of 2000, a combination of improved product availability, a slowing economy and other factors caused a sudden adverse change in market conditions in our industry. We cannot predict the timing or the severity of the cycles within our industry. The electronic components distribution industry has historically been affected by general economic downturns, which have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. In addition, our industry directly depends on the continued growth of the electronic components industry and indirectly on the level of end-user demand for our customers' products. Due to changing conditions our customer base may experience periods of inventory corrections which could adversely impact our results. Furthermore, the timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can affect demand for electronic components. In that regard, the Company supports certain new technologies, the failure of which to be fully accepted or grow could have a material adverse effect on our operating results. Overall, these market changes and factors have caused in the past, and will likely cause in the future, our operating results to fluctuate.

The prices of our components are subject to volatility.

A significant portion of the memory products we sell have historically experienced volatile pricing. If market pricing for these products decreases significantly, we may experience periods when our investment in inventory exceeds the market price of such products. In addition, at times there are price increases from our suppliers that we are unable to pass on to our customers. These market conditions could have a negative impact on our sales and gross profit margins unless and until our suppliers reduce the cost of these products to us.

We may not be able to satisfy our funding requirements.

We may need to spend significant amounts of cash to: fund increases in expenses; meet our working capital requirements; invest in capital equipment and infrastructure; upgrade our information and communication systems; acquire businesses or open divisions; or respond to unanticipated developments (such as an increase in bad debts), increasing customer demands or competitive pressures. If we do not have enough cash on hand, cash generated from our operations or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding.

Our industry is highly competitive and competition could harm our ability to sell our products and services and thereby reduce our market share.

The electronic components distribution industry is highly competitive. We generally compete with local, regional and national distributors. Some of our competitors have greater name recognition and financial, personnel and other resources than we do. There can be no assurance that we will continue to compete successfully with existing or new competitors and failure to do so could have a material adverse effect on our operating results.

Emergence of new competitive business models could have adverse effects on our business.

Recently, additional competition has emerged in the electronic components distribution industry. This increased competition resulted from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-exchanges and e-brokers and several other forms of e-commerce companies which have grown with the expanded use of the Internet. While we are aggressively working on developing and implementing our e-commerce strategies, including our website and multiple portal development, to confront these new competitive business models, there can be no assurance that we will be able to defend our market share against the emergence of these or other new business models.

A reversal of the trend for distribution to play an increasing role in the electronic components industry could affect our business.

In recent years, there has been a growing trend for original equipment manufacturers and contract electronics manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly electronic component distributors. Although we do not currently foresee this trend reversing, if it did, our business would be materially adversely affected.

We may not be able to manage and sustain future growth.

Recently, we have experienced growth. If we are to continue our growth, we will need to manage our expanding operations effectively and successfully integrate into our operations any new businesses or divisions which we may acquire or open. If we are unable to do so, particularly in instances in which we have made significant investments, our failure could have a material adverse effect on our operating results. We may be unsuccessful in sustaining continued growth if we are unable to:

     - secure adequate supplies of competitive products on a timely basis and on commercially reasonable terms;
     -    expand sales to existing customers and increase our customer base;
     - turn our inventories and collect our accounts receivable fully (and consistent with historical bad debt levels) and in a timely manner, especially with respect to new customers in emerging markets;
     - maintain our existing key supplier relationships as well as develop new relationships with leading suppliers of electronic components;
     - hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective inventory and credit controls; and
     - invest to maintain and enhance our infrastructure, including distribution center capacity, telecommunications and information systems, and logistics services.

A decline in gross profit margins arising from a change in market conditions or aggressive pricing programs could adversely affect our operating results.

During certain prior periods, we have experienced an increase in gross profit margins as a result of favorable market conditions in the electronic components distribution industry, including limited supply of certain products. However, there is no assurance that negative changes in the economic environment generally and/or in the electronic components industry in particular will not occur. In fact, some of such negative changes in both the economic environment generally and in the electronic components industry began to occur in the fourth quarter of 2000 and continue to even a greater extent as of the date of this report. Furthermore, we continue to develop long-term strategic relationships with accounts which have required aggressive pricing programs. These factors could result in a decline in our gross profit margins, materially adversely affecting our operating results.

We are exposed to interest rate changes which could adversely affect our operating results.

We are exposed to interest rate changes with respect to our credit facility, which currently is based upon, at our option, the prime rate or LIBOR.

Our operations would be adversely affected if third party carriers were unable to transport or were materially hindered in transporting our products.

All of our products are shipped through third party carriers, principally one carrier. If a strike or other event prevented or materially hindered or disrupted that carrier from transporting our products, there is no assurance that other carriers would be available or have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were not available at any time, our operating results would be materially and adversely effected.

We depend on the continued services of our executive officers, and their loss could affect our ability to successfully grow our business.

We are highly dependent upon the services of our President and Chief Executive Officer. The permanent loss for any reason of our President and Chief Executive Officer, or any one or more of our other key executives, could have a material adverse effect upon our operating results. While we believe that we would be able to locate suitable replacements for our executives if their services were lost, there can be no assurance that we would, in fact, be able to do so.

We must attract and retain personnel to help support our future growth, and competition for personnel in our industry is intense.

We require the services of a substantial number of qualified personnel. Our future success depends to a significant degree upon the continued contributions of our management, engineering, sales, marketing, information technology, distribution and finance personnel. The recent market for such skilled and experienced personnel is characterized by intense competition and aggressive recruiting, as well as a high degree of employee mobility. This market makes it particularly difficult to attract and retain the qualified personnel we require. The loss of or our inability to continue to attract and retain these key personnel could harm our business.

Any acquisitions could be difficult to integrate, disrupt our business and adversely affect our operations.

Our growth in the future may depend, in part, on our ability to acquire compatible electronic components distributors or other businesses and to integrate the acquired operations. There can be no assurance that we will be able to locate additional appropriate acquisition candidates, or that we will be successful in acquiring any identified candidates. In addition, we cannot be certain that the operations of any acquired companies will be effectively integrated or prove profitable. The completion of future acquisitions may require the expenditure of sizable amounts of capital and management effort. Moreover, unexpected problems encountered in connection with our acquisitions could have a material adverse effect on our operating results.

Our officers and directors have and will continue to have significant control over us.

If the Company's Chairman and President and Chief Executive Officer exercised all of their outstanding stock options, they and their respective spouses and children and related trusts would own an aggregate of approximately 659,000 shares, representing approximately 16% of the outstanding shares of common stock. As a result of such stock ownership and their positions as executive officers, as the members of the executive committee of our Board of Directors and as two of the seven directors of All American, they are and will continue to be in a position to control the day-to-day affairs of All American.

We may be exposed to product liability claims.

We are likely to be named as a defendant in any products liability action brought by an end-user as a result of our value-added services and as a participant in the distribution chain between the manufacturer and end-user. Although to date there have been no material claims asserted against us for products liability, there can be no assurance that such claims will not arise in the future. In the event that any products liability claim is not covered by insurance or we are not indemnified by or cannot recover damages from our supplier of the product or another third party in the chain of distribution, we may be required to fund some or all of a product liability claim, which could have a material adverse effect on us.

Our shareholder rights plan, preferred stock and governing documents may discourage potential acquisitions of our business.

We have a shareholders rights plan and have authorized preferred stock which is available to be issued with such rights, preferences, privileges and limitations as are determined by the Board of Directors. In addition, our Certificate of Incorporation includes provisions designed to discourage attempts by others to acquire control of us without negotiation with our Board of Directors, and to attempt to ensure that such transactions are on terms favorable to all of our shareholders. These provisions provide, among other things:

     - that meetings of our shareholders may only be called by the Board of Directors;
     - that an affirmative vote of two-thirds of our outstanding shares of common stock is required to approve certain business combinations unless 65% of our Board approves such transaction;
     - for three classes of directors with each class elected for a three year staggered term;
     - that our Board in evaluating a tender offer or certain business combinations is authorized to give due consideration to all relevant factors; and
     - that actions of shareholders may not be taken by written consent of shareholders in lieu of a meeting.

For various reasons, however, these provisions may not always be in the best interest of our shareholders. These reasons include the fact that the provisions of our Certificate of Incorporation (i) make it difficult to remove directors even if removal would be in the best interest of our shareholders; (ii) make it difficult for our shareholders to approve certain transactions that are not approved by at least 65% of our Board, even if the transactions would be beneficial to our shareholders; and (iii) eliminate the ability of our shareholders to act without a meeting. Our shareholder rights plan, our blank-check preferred stock and our governing documents may have the effect of delaying, deterring or preventing a change in control of All American, could discourage potential investors from bidding for our common stock at a premium over the market price of the common stock and could adversely affect the market price and the voting rights of the holders of the common stock.

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

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations" for presentation of unaudited quarterly results of operations for the eight quarters ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to these items will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which definitive proxy statement is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                         PAGE

     1. FINANCIAL STATEMENTS
        Management's Responsibility for Financial Reporting..............    F-1
        Independent Auditors' Report.....................................    F-1
        Consolidated Balance Sheets......................................    F-2
        Consolidated Statements of Income................................    F-3
        Consolidated Statements of Changes in Shareholders' Equity.......    F-4
        Consolidated Statements of Cash Flows............................    F-5
        Notes to Consolidated Financial Statements.......................    F-6

     2. FINANCIAL STATEMENT SCHEDULE
        Schedule II - Valuation and Qualifying Accounts..................    S-1

     3. EXHIBITS

        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by (i) Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995) and (ii) Certificate of Amendment of Certificate of Incorporation dated June 1, 1999 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        3.2     By-Laws, as amended July 29, 1994 (incorporated by reference to
                Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        4.2 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co., as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15, 1994).
        4.3 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
        9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
        10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
        10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
        10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
        10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord in the amounts of $865,000, $150,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).

        10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
        10.6 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
        10.7 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through June 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30,
                1999).**
        10.8 All American Semiconductor, Inc. 2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 1, 2000 filed with the Securities and Exchange Commission on May 1, 2000).**
        10.9    Deferred Compensation Plan (incorporated by reference to Exhibit
                10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
        10.10 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
        10.11 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
                10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.12 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
                Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.13 Merger Purchase Agreement dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
        10.14 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
        10.15 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
        10.16 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
        10.17 Amendment No. 3 to Loan and Security Agreement dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
        10.18 Amendment No. 4 to Loan and Security Agreement dated March 23, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 30, 1998).

        10.19 Amendment No. 5 to Loan and Security Agreement dated August 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000).
        10.20 Amendment No. 6 to Loan and Security Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).
        10.21 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
        10.22 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996).
        10.23 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).
        10.24   Form of Salary Continuation Plan (incorporated by reference to
                Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
        10.25 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
        10.26 Note dated August 21, 1998, by Bruce Mitchell Goldberg and Jayne Ellen Goldberg in favor of the Company in the principal amount of $125,000 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998).
        10.27 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.28 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.29 Lease Agreement for Integrated Display Technologies and Aved Display Technologies divisions in Irvine, California dated December 1, 2000 between Buckhead Industrial Properties, Inc. and the Company.*
        11.1    Statement Re: Computation of Per Share Earnings.*
        21.1    List of subsidiaries of the Registrant.*
        23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants.*

------------------
*       Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K
     No reports were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By: /s/ PAUL GOLDBERG
    ------------------------------------
    Paul Goldberg, Chairman of the Board

Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

/s/ PAUL GOLDBERG                         Chairman of the Board, Director
------------------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG                     President and Chief Executive Officer,
------------------------------------      Director
Bruce M. Goldberg                         (Principal Executive Officer)

/s/ HOWARD L. FLANDERS                    Executive Vice President and Chief
------------------------------------      Financial Officer, Director
Howard L. Flanders                        (Principal Financial and Accounting
                                          Officer)

/s/ RICK GORDON                           Senior Vice President of Sales,
------------------------------------      Director
Rick Gordon

/s/ ROBIN L. CRANDELL                     Director
------------------------------------
Robin L. Crandell

/s/ DANIEL M. ROBBIN                      Director
------------------------------------
Daniel M. Robbin

/s/ RICHARD E. SIEGEL                     Director
------------------------------------
Richard E. Siegel

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

The Audit Committee, comprised solely of directors who are not officers or employees of the Company, meets quarterly with representatives of management and the Company's independent accountants to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent accountants have full and free access to the Audit Committee.

/s/ BRUCE M. GOLDBERG                       /s/ HOWARD L. FLANDERS
-------------------------------             -------------------------------
Bruce M. Goldberg                           Howard L. Flanders
President,                                  Executive Vice President,
Chief Executive Officer                     Chief Financial Officer


INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Part IV, Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ LAZAR LEVINE & FELIX LLP
-------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
March 2, 2001

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                             DECEMBER 31            2000             1999
-----------------------------------------------------------------------------------------------
Current assets:
  Cash .......................................................   $     335,000    $     173,000
  Accounts receivable, less allowances for doubtful
    accounts of $3,283,000 and $1,987,000 ....................      91,812,000       53,202,000
  Inventories ................................................     146,444,000       85,260,000
  Other current assets .......................................       3,745,000        4,637,000
                                                                 -------------    -------------
    Total current assets .....................................     242,336,000      143,272,000
Property, plant and equipment - net ..........................       4,255,000        4,482,000
Deposits and other assets ....................................       2,687,000        2,741,000
Excess of cost over fair value of net assets acquired - net...         950,000        1,006,000
                                                                 -------------    -------------
                                                                 $ 250,228,000    $ 151,501,000
                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt ..........................   $     240,000    $     273,000
  Accounts payable and accrued expenses ......................      81,234,000       51,584,000
  Income taxes payable .......................................         968,000               --
  Other current liabilities ..................................         304,000          198,000
                                                                 -------------    -------------
    Total current liabilities ................................      82,746,000       52,055,000
Long-term debt:
  Notes payable ..............................................     120,643,000       64,298,000
  Subordinated debt ..........................................       6,043,000        6,089,000
  Other long-term debt .......................................       1,198,000        1,207,000
                                                                 -------------    -------------
                                                                   210,630,000      123,649,000
                                                                 -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ..................................              --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 4,039,620 and 3,973,431 shares issued
    and outstanding ..........................................          40,000           40,000
  Capital in excess of par value .............................      26,326,000       25,751,000
  Retained earnings ..........................................      14,167,000        2,968,000
  Treasury stock, at cost, 183,246 and 174,646 shares ........        (935,000)        (907,000)
                                                                 -------------    -------------
                                                                    39,598,000       27,852,000
                                                                 -------------    -------------
                                                                 $ 250,228,000    $ 151,501,000
                                                                 =============    =============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31                         2000             1999             1998
--------------------------------------------------------------------------------------

NET SALES ..........................   $ 522,183,000    $ 329,563,000    $ 250,044,000
Cost of sales ......................    (414,292,000)    (265,064,000)    (194,599,000)
                                       -------------    -------------    -------------
Gross profit .......................     107,891,000       64,499,000       55,445,000
Selling, general and
  administrative expenses ..........     (79,893,000)     (56,357,000)     (46,880,000)
Restructuring and other nonrecurring
  expenses .........................              --               --       (2,860,000)
                                       -------------    -------------    -------------

INCOME FROM OPERATIONS .............      27,998,000        8,142,000        5,705,000
Interest expense ...................      (8,642,000)      (4,985,000)      (4,313,000)
                                       -------------    -------------    -------------

INCOME BEFORE INCOME TAXES .........      19,356,000        3,157,000        1,392,000
Income tax provision ...............      (8,157,000)      (1,358,000)        (561,000)
                                       -------------    -------------    -------------

NET INCOME .........................   $  11,199,000    $   1,799,000    $     831,000
                                       =============    =============    =============

EARNINGS PER SHARE:
  Basic ............................          $ 2.92           $  .46           $  .21
                                              ======           ======           ======
  Diluted ..........................          $ 2.70           $  .46           $  .21
                                              ======           ======           ======

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             CAPITAL IN                                      TOTAL
                                                 COMMON       EXCESS OF      RETAINED     TREASURY    SHAREHOLDERS'
                                     SHARES       STOCK       PAR VALUE      EARNINGS        STOCK          EQUITY
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997......  3,972,828  $   40,000   $ 25,747,000  $    338,000  $   (451,000) $   25,674,000

Exercise of stock options.......        603          --          4,000            --            --           4,000

Net income......................         --          --             --       831,000            --         831,000
                                 ----------  ----------   ------------  ------------  ------------  --------------

Balance, December 31, 1998......  3,973,431      40,000     25,751,000     1,169,000      (451,000)     26,509,000

Purchase of treasury shares.....         --          --             --            --      (456,000)       (456,000)

Net income......................         --          --             --     1,799,000            --       1,799,000
                                 ----------  ----------   ------------  ------------  ------------  --------------

Balance, December 31, 1999......  3,973,431      40,000     25,751,000     2,968,000      (907,000)     27,852,000

EXERCISE OF STOCK OPTIONS.......     66,189          --        394,000            --            --         394,000

INCOME TAX BENEFIT FROM
STOCK OPTIONS EXERCISED.........         --          --        181,000            --            --         181,000

PURCHASE OF TREASURY SHARES.....         --          --             --            --       (28,000)        (28,000)

NET INCOME......................         --          --             --    11,199,000            --      11,199,000
                                 ----------  ----------   ------------  ------------  ------------  --------------

BALANCE, DECEMBER 31, 2000......  4,039,620  $   40,000   $ 26,326,000  $ 14,167,000  $   (935,000) $   39,598,000
                                 ==========  ==========   ============  ============  ============  ==============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                             2000            1999            1998
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $ 11,199,000    $  1,799,000    $    831,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .......................      1,354,000       1,230,000       1,236,000
    Loss on disposal of assets ..........................         78,000              --              --
    Non-cash interest expense ...........................        381,000         294,000         352,000
    Changes in assets and liabilities:
      Increase in accounts receivable ...................    (38,610,000)    (15,381,000)     (4,924,000)
      Increase in inventories ...........................    (61,184,000)    (16,197,000)     (1,154,000)
      Decrease (increase) in other current assets .......        892,000      (2,063,000)       (500,000)
      Increase in accounts payable and accrued expenses..     29,690,000      10,383,000       2,075,000
      Increase (decrease) in other current liabilities...      1,074,000         (43,000)       (317,000)
                                                            ------------    ------------    ------------
        Net cash used for operating activities ..........    (55,126,000)    (19,978,000)     (2,401,000)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .................     (1,058,000)       (582,000)       (564,000)
  Decrease (increase) in other assets ...................       (442,000)        299,000        (944,000)
                                                            ------------    ------------    ------------
        Net cash used for investing activities ..........     (1,500,000)       (283,000)     (1,508,000)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement .........     56,515,000      20,711,000       4,263,000
  Increase in notes payable .............................             --              --          10,000
  Repayments of notes payable ...........................       (274,000)       (294,000)       (339,000)
  Purchase of treasury shares ...........................        (28,000)       (456,000)             --
  Net proceeds from issuance of equity securities .......        575,000              --           4,000
                                                            ------------    ------------    ------------
        Net cash provided by financing activities .......     56,788,000      19,961,000       3,938,000
                                                            ------------    ------------    ------------
  Increase (decrease) in cash ...........................        162,000        (300,000)         29,000
  Cash, beginning of year ...............................        173,000         473,000         444,000
                                                            ------------    ------------    ------------
  Cash, end of year .....................................   $    335,000    $    173,000    $    473,000
                                                            ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid .........................................   $  7,810,000    $  4,410,000    $  4,223,000
                                                            ============    ============    ============
  Income taxes paid .....................................   $  7,369,000    $  1,399,000    $  1,756,000
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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking; satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers or electronics manufacturing services providers who manufacture products for companies in all electronics industry segments. The Company also designs and has manufactured certain board level products including memory modules and flat panel display driver boards, both of which are sold to original equipment manufacturers.

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

BASIS OF CONSOLIDATION AND PRESENTATION

The Consolidated Financial Statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company has Canadian and Mexican subsidiaries which conduct substantially all of their business in U.S. dollars.

All references to shares of common stock, $.01 par value, stock options, warrants, exercise prices per share and per share amounts have been restated to reflect the effect of the Reverse Stock Split (as hereinafter defined). See Note 4 to Notes to Consolidated Financial Statements.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

CONCENTRATION OF CREDIT RISK/FAIR VALUES

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 2000 and 1999 Consolidated Balance Sheets approximate carrying value at these dates.

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

--------------------------------------------------------------------------------

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Account Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". We are currently evaluating the impact, if any, SAB No. 101 will have on the Company's financial position or results of operations.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following average shares were used for the computation of basic and diluted earnings per share:

YEARS ENDED DECEMBER 31                 2000              1999              1998
--------------------------------------------------------------------------------

Basic ....................         3,828,978         3,921,138         3,937,021
Diluted ..................         4,140,579         3,924,166         3,998,802

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

STOCK BASED COMPENSATION

In 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25, "Stock Issued to Employees". Interpretation No. 44 clarifies: the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The effect of the adoption of this interpretation was not material.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

DECEMBER 31                                               2000             1999
-------------------------------------------------------------------------------

Office furniture and equipment ...............    $  3,365,000     $  4,758,000
Computer equipment ...........................       4,352,000        4,374,000
Leasehold improvements .......................       2,243,000        2,104,000
                                                  ------------     ------------
                                                     9,960,000       11,236,000
Accumulated depreciation and amortization ....      (5,705,000)      (6,754,000)
                                                  ------------     ------------
                                                  $  4,255,000     $  4,482,000
                                                  ============     ============

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - STOCK REPURCHASE PROGRAM

During 1999, the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the common stock and other factors. Any shares of common stock repurchased will be available for reissuance in connection with the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"), or for other corporate purposes. For the years ended December 31, 2000 and 1999, the Company repurchased 8,600 and 138,586 shares of its common stock at average prices of $3.18 and $3.30 per share, respectively. The aggregate cost of the repurchased shares is reflected as treasury stock on the Consolidated Balance Sheets. The Company presently does not intend to make further stock repurchases at the current market prices.

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

NOTE 5 - STOCK PURCHASE RIGHTS

In June 2000, the Board of Directors of the Company adopted a Common Stock Purchase Rights Plan (the "Rights Plan") and authorized and approved a dividend distribution of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock of the Company to shareholders of record at the close of business on June 23, 2000. Each share of common stock of the Company that is issued after June 23, 2000 will also include one Right.

Each Right initially entitles the registered holder to purchase from the Company, but only when exercisable under the Rights Plan, one share of common stock at a price of $95.00 per share, subject to certain future adjustments. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (or 10% of such stock under certain circumstances) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock (or 10% or such stock under certain circumstances). Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of the Company's common stock having a market value equal to twice the exercise price of the Right.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

NOTE 7 - LONG-TERM DEBT

LINE OF CREDIT

In September 2000, the Company's agreement with its consortium of banks was amended whereby the line of credit facility was increased from $100 million to $150 million and the term was extended to May 3, 2004. The line of credit facility, which is based on eligible accounts receivable and inventories as defined in the agreement, currently bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 2.25%. On a quarterly basis, the applicable interest rate margins for the prime rate and LIBOR options may be adjusted based upon the Company's debt service coverage ratio for the 12 month period ending on the last day of the immediately preceding calendar quarter and the Company's average excess loan availability for the three month period ending on the last day of the immediately preceding calendar quarter. The applicable interest rate margin for the prime rate option may adjust between 0% to .5% and the applicable interest rate margin for the LIBOR option may adjust between 2.0% to 2.5%. Outstanding borrowings under the credit facility, which are secured by all of the Company's assets including accounts receivable, inventories and equipment, amounted to $120,489,000 at December 31, 2000 compared to $63,974,000 at December 31, 1999. Under the credit facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. The credit facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis.

SUBORDINATED DEBT

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 1,500 common stock purchase warrants exercisable at $15.75 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 77,250 warrants. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Company's credit facility and notes issued to the Company's landlord. The 77,250 warrants were valued at $2.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 2000, 1999 and 1998. All of these warrants expired during 1999.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In May 1994, the Company executed a twenty-year promissory note in the amount of $865,000 in favor of the Company's landlord to finance substantially all of the tenant improvements necessary for the Company's Miami facility. This $865,000 note has a repayment schedule with varying monthly payments of principal after the second year. At the same time, the Company entered into another promissory note with the Company's landlord for $150,000 to finance certain personal property for the facility. This $150,000 note is payable interest only for six months and thereafter in 60 equal self-amortizing monthly payments of principal and interest. These notes, which are subordinate to the Company's credit facility, bear interest at 8% per annum and are payable monthly. Certain additional improvements to the Company's Miami corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 obligation is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is also subordinate to the Company's credit facility, accrues interest at a fixed rate of 8% per annum. In October 1996, the Company executed a promissory note in the amount of $161,500 with the Company's landlord to finance certain additional improvements to the Company's Miami corporate facility. This note, which is also subordinate to the credit facility, is payable monthly with interest at 8.5% per annum and matures in October 2011.

Long-term debt of the Company as of December 31, 2000, other than the Company's credit facility and obligations under capital leases, matures as follows:

2001 ................................................                 $   73,000
2002 ................................................                     86,000
2003 ................................................                     68,000
2004 ................................................                     59,000
2005 ................................................                     64,000
Thereafter ..........................................                  6,968,000
                                                                      ----------
                                                                      $7,318,000
                                                                      ==========

OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of programming and telecommunications equipment under a capital lease expiring in 2002. The assets, aggregating $495,000, and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 2000, accumulated depreciation of these assets aggregated approximately $106,000. The depreciation of assets under this capital lease is included in depreciation expense.

Minimum future lease payments under this capital lease as of December 31, 2000 and for each of the remaining years and in the aggregate are approximately as follows:

2001 .......................................................          $ 188,000
2002 .......................................................            156,000
                                                                      ---------
Total minimum lease payments ...............................            344,000
Less amount representing interest ..........................            (27,000)
                                                                      ---------
Total obligations under capital leases .....................            317,000
Current portion ............................................           (167,000)
                                                                      ---------
                                                                      $ 150,000
                                                                      =========

The interest rate on this capital lease is 8.5% per annum and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. This capital lease provides for a purchase option.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                         2000               1999
Deferred tax assets:                               ----------         ----------
  Accounts receivable ....................         $1,332,000         $  738,000
  Inventory ..............................            638,000            387,000
  Accrued expenses .......................            887,000            574,000
  Postretirement benefits ................            600,000            541,000
  Other ..................................            486,000            546,000
                                                   ----------         ----------
                                                    3,943,000          2,786,000
Deferred tax liabilities:
  Fixed assets ...........................            388,000            368,000
                                                   ----------         ----------
Net deferred tax asset ...................         $3,555,000         $2,418,000
                                                   ==========         ==========

At December 31, 2000, $2,856,000 of the net deferred tax asset was included in "Other current assets" and $699,000 was included in "Deposits and other assets" in the accompanying Consolidated Balance Sheet.

The components of income tax expense are as follows:

YEARS ENDED DECEMBER 31              2000               1999               1998
-------------------------------------------------------------------------------
CURRENT
Federal ...............       $ 7,425,000        $   466,000        $ 1,210,000
State .................         1,869,000             90,000            210,000
                              -----------        -----------        -----------
                                9,294,000            556,000          1,420,000
                              -----------        -----------        -----------
DEFERRED
Federal ...............          (697,000)           698,000           (749,000)
State .................          (440,000)           104,000           (110,000)
                              -----------        -----------        -----------
                               (1,137,000)           802,000           (859,000)
                              -----------        -----------        -----------
                              $ 8,157,000        $ 1,358,000        $   561,000
                              ===========        ===========        ===========

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

YEARS ENDED DECEMBER 31                                    2000    1999    1998
-------------------------------------------------------------------------------
U.S. Federal income tax statutory rate .................   35.0%   34.0%   34.0%
State income tax, net of federal income tax benefit ....    5.9     3.3     4.2
Goodwill amortization and other - including
  non-deductible items .................................    1.2     5.7     2.1
                                                           ----    ----    ----
Effective tax rate .....................................   42.1%   43.0%   40.3%
                                                           ====    ====    ====

The tax benefit associated with the disqualifying disposition of stock acquired with incentive stock options under the Option Plan reduced taxes payable by $181,000 as of December 31, 2000 and is reflected as a credit to capital in excess of par value in the accompanying Consolidated Balance Sheet.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS

In December 1995, in connection with certain acquisitions, the Company issued an aggregate of 434,821 shares of common stock, including 32,141 shares, valued at approximately $391,000, which were issued to the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 10,000 stock options (6,000 stock options of which have since been canceled) to acquire the Company's common stock at an exercise price of $11.565 per share exercisable, subject to a six-year vesting period, through December 29, 2002. In connection with the Company entering into a settlement agreement with certain of the selling stockholders in December 1996, an aggregate of 19,000 shares of the Company's common stock was canceled and certain selling stockholders were granted stock options to purchase an aggregate of 10,000 shares of the Company's common stock at an exercise price of $7.50 per share exercisable through December 30, 2001. At December 31, 2000, 5,000 of these options remained unexercised, 2,500 were exercised and 2,500 were canceled.

In July 1995, the Company issued to a consulting firm a warrant to acquire 9,000 shares of the Company's common stock at an exercise price of $12.50 per share exercisable through June 30, 2000, and was subsequently extended through December 31, 2000. The warrant was issued in consideration of such consulting firm entering into a new one-year consulting agreement with the Company covering financial public relations/investor relations services. At December 31, 2000, this warrant was unexercised and expired.

In connection with employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 200,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Option Plan. These options have an exercise price of $9.375 per share and are exercisable through June 7, 2005. As a result of the Company reaching certain earnings per share levels during 2000, these options became fully vested. At December 31, 2000 these options remained unexercised.

In connection with the public offering in 1995, the Company issued to the underwriter common stock purchase warrants covering an aggregate of 104,650 shares of common stock (including warrants issued in connection with the underwriter's exercise of the over-allotment option). These warrants were exercisable at a price of $13.125 per share for a period of four years commencing June 8, 1996. During 2000, all of these warrants were redeemed by the Company for $13,000.

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan. The 2000 Nonemployee Director Stock Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the 2000 Nonemployee Director Stock Option Plan. During 2000, the Company granted an aggregate of 4,500 stock options to 3 individuals pursuant to the 2000 Nonemployee Director Stock Option Plan. These options have an exercise price of $10.53 per share (based on fair market value at date of grant) and vest over a two-year period and are exercisable over a ten-year period.

The Company has reserved 900,000 shares of common stock for issuance under the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

A summary of options granted under the option plans and related information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                                            WEIGHTED AVERAGE
                                                                  OPTIONS    EXERCISE PRICE
                                                                  -------    --------------
Outstanding, December 31, 1997                                    545,664       $  7.30
   Granted                                                         39,000          7.20
   Exercised                                                         (603)         5.60
   Canceled                                                       (17,750)         6.95
                                                                  -------
Outstanding, December 31, 1998                                    566,311          7.30
Weighted average fair value of options granted during 1998                         1.35
   Granted                                                        204,400          3.52
   Exercised                                                           --            --
   Canceled                                                       (55,863)         6.61
                                                                  -------
Outstanding, December 31, 1999                                    714,848          6.29
Weighted average fair value of options granted during 1999                         1.15
   Granted                                                        137,000         13.00
   Exercised                                                      (66,189)         5.96
   Canceled                                                       (35,625)         5.77
                                                                  -------
Outstanding, December 31, 2000                                    750,034          7.57
                                                                  =======
Weighted average fair value of options granted during 2000                         4.36
Options exercisable:
   December 31, 1998                                              166,416          6.10
   December 31, 1999                                              184,416          5.96
   December 31, 2000                                              386,939          7.51

Exercise prices for options outstanding as of December 31, 2000 ranged from $3.27 to $16.71. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at December 31, 2000 were held by 168 individuals.

The Company applies APB 25 and related Interpretations in accounting for the option plans. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

YEARS ENDED DECEMBER 31                 2000            1999          1998
--------------------------------------------------------------------------
Net earnings:
   As reported                  $ 11,199,000    $  1,799,000   $   831,000
   Pro forma                      10,853,000       1,665,000       800,000

Basic earnings per share:
   As reported                        $ 2.92          $  .46        $  .21
   Pro forma                            2.83             .42           .20

Diluted earnings per share:
   As reported                        $ 2.70          $  .46        $  .21
   Pro forma                            2.62             .42           .20

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: expected volatility of 47%, 40% and 60%; risk-free interest rate of 6.3%, 5.9% and 5.7%; and expected lives of 5 to 8 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 10 - COMMITMENTS/RELATED PARTY TRANSACTIONS

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its seventh year and provides for annual fixed rental payments totaling approximately $307,800 in year seven; and in each year thereafter during the term, the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). In Denver, Colorado the Company leases a 7,600 square foot facility which is dedicated to certain value-added services and a regional distribution center.

In Tustin, California the Company leases a 13,900 square foot facility which presently contains all operations for the separate divisions of Aved Display Technologies and Aved Memory Products. In December 2000, the Company leased 26,700 square feet of space in Irvine, California which will house the operations of the Company's newly created Integrated Display Technologies division. The Company also intends to relocate to the Irvine location the operations of Aved Display Technologies when construction of the facility is completed. This will permit the expansion of the operations of Aved Memory Products which will then occupy all of the existing facility in Tustin.

During 1998, the Company entered into a new lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet is presently being sublet.

The Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 8,000 square feet. The leases for these offices expire at various dates and include various escalation clauses and renewal options.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Approximate minimum future lease payments required under operating leases for office leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2001 ................................................        $3,700,000
2002 ................................................         3,000,000
2003 ................................................         2,600,000
2004 ................................................         1,700,000
2005 ................................................         1,300,000
Thereafter ..........................................         5,300,000

Total rent expense for office leases, including real estate taxes and net of sublease income, amounted to approximately $2,703,000, $2,451,000, and $2,165,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In 1998, the Board of Directors approved a loan to the President and Chief Executive Officer of the Company in the amount of $125,000 in connection with his relocation to Silicon Valley. This loan, which was evidenced by a promissory note and bore interest at 5% per annum, was forgiven effective December 31, 2000.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 2000, 1999 and 1998, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum. At December 31, 2000, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $170,000.

During 1996, the Company established a second deferred compensation plan (the "Salary Continuation Plan") for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2000, 1999, and 1998 the Company committed to contribute $235,000, $115,000, and $192,000 respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity.

During 2000, employment agreements with two of the Company's executive officers were amended whereby the term, among other things, was extended through December 31, 2005. In addition, during 2000 the Company entered into new agreements that continue until December 31, 2003 with two other executive officers on similar terms as were contained in their previous employment agreements with the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Company. At December 31, 2000, in addition to incentive compensation, these agreements provide for aggregate base salary of approximately $5,366,000 over the remaining term of the agreements.

In connection with an employment agreement with an executive officer an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 2000 and 1999.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $10,500 in 2000. The Company's 401(k) Plan presently provides for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $691,000, $599,000, and $521,000 for matching contributions for the years ended December 31, 2000, 1999 and 1998, respectively.

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

NOTE 12 - ECONOMIC DEPENDENCY

For each of the years ended December 31, 2000, 1999 and 1998, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $104,420,000, $62,950,000 and $39,893,000, respectively. The net outstanding accounts payable to this supplier at December 31, 2000, 1999 and 1998 amounted to approximately $11,286,000, $7,545,000 and
$5,832,000, respectively.

                ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                         ADDITIONS     ADDITIONS
                          BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE
                        BEGINNING OF     COSTS AND         OTHER                       AT END
DESCRIPTION                   PERIOD      EXPENSES      ACCOUNTS    DEDUCTIONS      OF PERIOD
----------------------  ------------    ----------    ----------    ----------     ----------
Allowance for Doubtful
Accounts
2000                      $1,987,000    $1,899,000    $       --    $ (603,000)    $3,283,000
1999                      $1,412,000    $  824,000    $       --    $ (249,000)    $1,987,000
1998                      $1,166,000    $  791,000    $       --    $ (545,000)    $1,412,000