Form 10-K/A
period 2000-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2001-04-30
CIK 818074

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

                        ALL AMERICAN SEMICONDUCTOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             59-2814714
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 N.W. 52nd Avenue
Miami, Florida                                                             33014
----------------------------------------                             -----------
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

                    Documents incorporated by reference: NONE

================================================================================

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 12, 2001 are as follows:

NAME                              CLASS      AGE      POSITION
Paul Goldberg (1)..............    III        72      Chairman of the Board

Bruce M. Goldberg (1)..........     II        45      Director and President and Chief
                                                      Executive Officer

Howard L. Flanders.............     II        43      Director and Executive Vice President, Chief
                                                      Financial Officer and Corporate Secretary

Rick Gordon....................    III        47      Director and Senior Vice President of Sales

Daniel M. Robbin (2)(3)........      I        65      Director

Robin L. Crandell (2)(3).......    III        51      Director

Richard E. Siegel..............     II        55      Director

John Jablansky.................               43      Senior Vice President of Product
                                                      Management

---------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 2001, 2002 and 2003, respectively. The Company's executive officers serve at the discretion of the Board; however, certain executive officers have employment agreements with the Company. See Item
11. Executive Compensation -- Employment Agreements. The following is a brief resume of the Company's executive officers and directors.

PAUL GOLDBERG, one of the co-founders of the Company and the father of Bruce M. Goldberg, has been employed by the Company in various executive capacities since its predecessor's formation in 1964, and has served as Chairman of the Board since 1978. Paul Goldberg was also Chief Executive Officer of the Company until 1997 and President of the Company until 1994.

BRUCE M. GOLDBERG, the son of Paul Goldberg, joined the Company in 1988 as Vice President, in 1990 became Executive Vice President and in 1994 became President and Chief Operating Officer. In 1997, Bruce M. Goldberg was appointed Chief Executive Officer of the Company. Bruce M. Goldberg has served as a director of the Company since 1987. From 1981 until joining the Company, Bruce M. Goldberg practiced law.

HOWARD L. FLANDERS joined the Company in 1991 as its Vice President and Chief Financial Officer, and in 1992 became a director of the Company and Corporate Secretary. In 1997, Mr. Flanders was appointed Executive Vice President of the Company. Prior to joining the Company, Mr. Flanders, who is a CPA, was Controller of Reliance Capital Group, Inc., a subsidiary of Reliance Group Holdings, Inc., where he held various positions since 1982. Prior thereto, Mr. Flanders was an accountant with the public accounting firm of PricewaterhouseCoopers LLP.

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

DANIEL M. ROBBIN has been involved in electronics distribution for over 39 years. Mr. Robbin retired in 1994 from Avnet, Inc., one of the largest distributors in the electronic components industry, where he spent 34 years, most recently as Senior Vice President of Avnet, Inc. and Executive Vice President of its subsidiary, Time Electronics. Mr. Robbin became a director of the Company in 1997. Mr. Robbin was a consultant to the Company from 1995 to June 1999.

ROBIN L. CRANDELL is Partner and Vice President of Sales for Phase II Technical Sales, a manufacturers sales representation firm specializing in semiconductors. Prior to 1998, Mr. Crandell was Senior Vice President of Sales and Marketing for Samsung Electronics, Storage System Division, Vice President of North American Business Operations for VLSI Technology and Vice President of North American Sales for Samsung Semiconductor. Previously he held various sales positions at Advanced Micro Devices and was a senior engineer with Litton Data Systems. Mr. Crandell has a BSEE degree from California State Polytechnic University. Mr. Crandell became a director of the Company on November 29, 1999.

RICHARD E. SIEGEL is the Executive Vice President and a director of Supertex, Inc., a manufacturer of complex proprietary and industry-standard integrated circuits. Mr. Siegel has been with Supertex since 1981. Prior thereto, Mr. Siegel worked at Signetics Corporation, Fairchild Semiconductor, Ford Instrument, and Grumman Aircraft Corporation. Mr. Siegel has a B.S. degree in Mechanical Engineering from the City College of New York. Mr. Siegel became a director of the Company on November 29, 1999.

JOHN JABLANSKY has been employed by the Company since 1981. He was originally in sales and since 1982 has worked in various capacities within the product management department. In 1997, Mr. Jablansky was appointed Senior Vice President of Product Management of the Company. Prior to joining the Company, Mr. Jablansky was employed by Milgray Electronics, another electronic components distributor.

BOARD COMMITTEES

Executive Committee

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 2000, the Executive Committee did not meet formally, however, its members spoke on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

Audit Committee

The Audit Committee is comprised of Daniel M. Robbin and Robin L. Crandell, two independent directors. The Audit Committee is responsible for recommending the selection of the independent auditors, reviewing the arrangements and scope of the independent audit, reviewing internal accounting procedures and controls and reviewing the reports and recommendations of the independent auditors with respect to internal controls.

Compensation Committee

The Compensation Committee consists of Daniel M. Robbin and Robin L. Crandell. The Compensation Committee is responsible for determining the compensation of all executive officers of the Company and acts as the stock option committee of the Board, administering the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). The senior management of the Company makes all decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company.

Nominating Committee

The Board does not have a Nominating Committee, such function being performed by the Board as a whole.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are also required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned during each of the fiscal years ended December 31, 2000, 1999 and 1998 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, whose total annual salary and bonus exceeded $100,000:

                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------
                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                   ANNUAL COMPENSATION                 AWARDS
                                           ------------------------------------     -------------
                                                                  OTHER ANNUAL       SECURITIES        ALL OTHER
                                                                  COMPENSATION       UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR   SALARY($)  BONUS($)      ($)(1)           OPTIONS(#)          ($)(2)
---------------------------         -----  ---------  --------    -------------     -------------    ------------
Paul Goldberg...................     2000   291,000   585,000(3)          --              5,000           16,000
  Chairman of the Board              1999   261,000    83,000             --             15,000           12,000
                                     1998   251,000   116,000             --                 --            8,600

Bruce M. Goldberg...............     2000   407,000   936,000(3)     171,000(4)           5,000           34,000
  President and Chief                1999   392,000   121,000        168,000(4)          15,000           27,000
  Executive Officer                  1998   319,000   116,000         64,000(4)              --           26,000

Howard L. Flanders..............     2000   215,000   270,000(3)          --              5,000           23,000
  Executive Vice President and       1999   191,000    55,000             --             30,000           18,000
  Chief Financial Officer            1998   182,000    77,000             --                 --           18,000

Rick Gordon.....................     2000   218,000   273,000(3)          --              5,000           21,000
  Senior Vice President of Sales     1999   198,000    55,000             --             10,000           16,000
                                     1998   189,000    77,000             --                 --           16,000

John Jablansky..................     2000   170,000(5)     --             --              3,000           70,000
  Senior Vice President of           1999   165,000(5)     --             --              4,000           24,000
  Product Management                 1998   155,000(5)     --             --                 --           24,000

---------------

(1) Except for Bruce M. Goldberg, other annual compensation for each of the named executive officers in 1998, 1999 and 2000 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such named executive officer.
(2) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."
(3) Includes $83,000 for Paul Goldberg, $121,000 for Bruce M. Goldberg, $55,000 for Howard L. Flanders and $55,000 for Rick Gordon relating to the balances of the 1999 bonuses payable pursuant to their respective employment agreements, which balances were paid in 2000.
(4) Includes payments made in connection with Bruce M. Goldberg's relocation to San Jose to be based where the sales and marketing functions of the Company are headquartered. See "Employment Agreements
         - The Goldberg Agreements" hereinbelow.
(5) Includes commissions paid in the aggregate amounts of $72,000, $72,000 and $65,000 in 2000, 1999 and 1998, respectively, based on meeting certain levels of gross profits in each of those years.

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 2000 of $7,668. Pursuant to the terms of an employment agreement with Bruce M. Goldberg, the Company makes annual advances, currently in the amount of $21,995, to Bruce M. Goldberg to cover the annual premium on a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg. The Company is obligated to continue, for the duration of Bruce M. Goldberg's employment with the Company, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. In addition, beginning in 1993 the Company has advanced, and intends to continue to advance, the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. The Company's advances are secured by a collateral assignment of the cash value and death benefit of each of the policies. The current annual premium on each of these policies is $11,500. The Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies are expected to last for a maximum of ten years. Howard L. Flanders and Rick Gordon have been with the Company for a period of seven years from the year in which the policy was acquired (1993) and provided they each remain in the employ of the Company or they have become disabled or a change in control has occurred during the term of their employment, the advances will be deemed canceled and the security released thereafter ratably over a five-year vesting period until such time as all advances are deemed canceled.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the named executive officers of the Company during the fiscal year ended December 31, 2000. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (as indicated below) if the price of the Company's stock was to appreciate annually by 0%, 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. All of the options set forth in the table are stock options issued pursuant to the Option Plan. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

                                                                                             POTENTIAL REALIZABLE
                                                                   CLOSING                     VALUE AT ASSUMED
                       NUMBER OF           % OF                    MARKET                    ANNUAL RATES OF STOCK
                       SECURITIES     TOTAL OPTIONS               PRICE ON                    PRICE APPRECIATION
                       UNDERLYING       GRANTED TO     EXERCISE    DATE OF                      FOR OPTION TERM
                        OPTIONS        EMPLOYEES IN      PRICE      GRANT      EXPIRATION  -------------------------
      NAME              GRANTED (#)     FISCAL YEAR    ($/SHARE)  ($/SHARE)(1)    DATE     0% ($)   5% ($)   10% ($)
------------------     ------------   --------------   ---------- -----------  ----------  -------  -------  -------
Paul Goldberg            5,000(2)           3.8%         14.320     13.875      06/12/05       --    16,942   40,129
Bruce M. Goldberg        5,000(3)           3.8%         13.018     13.875      06/12/06    4,285    27,879   57,812
Howard L. Flanders       5,000(3)           3.8%         13.018     13.875      06/12/06    4,285    27,879   57,812
Rick Gordon              5,000(3)           3.8%         13.018     13.875      06/12/06    4,285    27,879   57,812
John Jablansky           3,000(3)           2.3%         13.018     13.875      06/12/06    2,571    16,727   34,687

(1) For purposes of and as provided under the Option Plan, "fair market value" on the date of grant of any option is the average of the market price of a share of Common Stock for each of the seven (7) consecutive business days preceding such date; the market price on each such day is the closing sales price of a share of Common Stock on The Nasdaq Stock Market on such day. The Compensation Committee of the Company believes this calculation more accurately reflects "fair market value" of the Company's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.
(2)      These options vest 25% per year commencing on June 13, 2001.
(3)      These options vest 20% per year commencing on June 13, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-ENDED OPTION VALUES

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 2000 and the value of unexercised stock options as of December 31, 2000 for the individual executive officers named in the Summary Compensation Table:

                                                                         NUMBER OF
                                                                        SECURITIES           VALUE OF
                                                                        UNDERLYING          UNEXERCISED
                                                                        UNEXERCISED        IN-THE-MONEY
                                                                        OPTIONS AT          OPTIONS AT
                                     SHARES                              FY-END(#)          FY-END ($)
                                   ACQUIRED ON         VALUE           EXERCISABLE/        EXERCISABLE/
                                   EXERCISE(#)       REALIZED($)       UNEXERCISABLE      UNEXERCISABLE(1)
                                   -----------------------------------------------------------------------
Paul Goldberg................          --                --              84,750 (E)          $123,069 (E)
                                       --                --              25,250 (U)            86,006 (U)
Bruce M. Goldberg............          --                --             119,000 (E)           101,996 (E)
                                       --                --              26,000 (U)            93,984 (U)
Howard L. Flanders...........          --                --              38,330 (E)            42,516 (E)
                                       --                --              29,270 (U)           138,324 (U)
Rick Gordon..................          --                --              56,330 (E)            98,788 (E)
                                       --                --              13,270 (U)            46,612 (U)
John Jablansky...............          --                --               4,675 (E)            17,436 (E)
                                       --                --               7,325 (U)            21,492 (U)

--------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2000 (the Company's fiscal year end).

EMPLOYEES', OFFICERS', DIRECTORS' STOCK OPTION PLAN

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated the "Option Plan"). Subsequent thereto certain amendments to and a restatement of the Option Plan have been adopted by the Board and approved by the shareholders of the Company. The Option Plan may be further modified or amended by the Board, but certain modifications and amendments must be approved by the Company's shareholders to continue in effect. Unless earlier terminated, the Option Plan will continue in effect through April 18, 2009, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 900,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "non-qualified stock options" ("non-qualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to non-employee directors and independent contractors associated with the Company of non-qualified stock options.

The Option Plan is administered by the Compensation Committee comprised of two or more non-employee directors appointed by the Board from among its members. Any member of the Compensation Committee may be removed at any time either with or without cause by action of the Board and a vacancy on the Compensation Committee due to any reason can be filled by the Board. The current members of the Compensation Committee are two of the independent, non-employee directors of the Company, Daniel M.

Robbin and Robin L. Crandell. Subject to the express limitations of the Option Plan, the Compensation Committee has authority, in its discretion, to interpret the Option Plan, to adopt, prescribe, amend and rescind rules and regulations as it deems appropriate concerning the holding of its meetings and administration of the Option Plan, to determine and recommend persons to whom options should be granted, the date of each option grant, the number of shares of Common Stock to be included in each option, any vesting schedule, the option price and term (which in no event will be for a period more than ten years from the date of grant) and the form and content of agreements evidencing options to be issued under the Option Plan.

Options may be currently granted under the Option Plan to any key employee or non-employee director or prospective key employee or non-employee director (conditioned upon, and effective not earlier than, his or her becoming an employee or director) of or independent contractor associated with the Company or its subsidiaries. However, as required by the Code, non-employee directors and independent contractors are only eligible to receive non-qualified stock options. In determining key employees to whom options will be granted, the Compensation Committee takes into consideration the key employee's present and potential contribution to the success and growth of the Company's business and other such factors as the Compensation Committee may deem proper or relevant in its discretion including whether such person performs important job functions or makes important decisions for the Company, as well as the judgment, initiative, leadership and continued efforts of eligible participants. Employees who are also officers or directors of the Company or its subsidiaries will not by reason of such offices be ineligible to receive options. However, no member of the Compensation Committee is eligible to receive options under the Option Plan and it is currently contemplated that nonemployee directors would be granted options under the 2000 Nonemployee Director Stock Option Plan and not the Option Plan. The Compensation Committee has not adopted formal eligibility limitation criteria. Therefore, quantification of the current number of employees, non-employee directors and independent contractors that would technically be eligible for participation is not currently readily determinable.

The exercise price for all options granted under the Option Plan shall not be less than the fair market value of the Company's Common Stock on the date of grant (or, in the case of incentive stock options, 110% of the fair market value if the beneficiary of the grant beneficially owns 10% or more of the outstanding shares of the Company's Common Stock). For purposes of the Option Plan, fair market value on the date of grant of any option is the average of the "market price" of a share of Common Stock for each of the seven (7) consecutive business days preceding such date. The "market price" on each such day shall be (i) if the Common Stock is listed on a securities exchange (including The Nasdaq Stock Market), the closing sales price on such exchange on such day or, in the absence of reported sales on such day, the mean between the reported closing bid and asked prices on such exchange on such day, or (ii) if the Common Stock is not listed on a securities exchange (including The Nasdaq Stock Market), the mean between the closing bid and asked prices as quoted by the National Association of Securities Dealers, Inc. through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for such day; provided, however, that, if there are no such quotations or if it is determined that the fair market value is not properly reflected by such NASDAQ quotations or the Common Stock is not traded on an exchange or over the counter, fair market value shall be determined by such other method as the Compensation Committee determines to be reasonable. Notwithstanding the foregoing, if on, or within ten (10) days prior to, the date of grant of any options a registration statement filed by the Company with the SEC in connection with a public offering of Common Stock becomes effective, the fair market value of a share of such Common Stock shall be the public offering price per share of Common Stock being offered pursuant to such offering.

Except as may be specifically limited by the terms of the Option Plan, the granting of options is made at the sole discretion of the Compensation Committee. Further, the aggregate fair market value of the Company's Common Stock (determined at the date of the option grant) for which an employee may be granted incentive stock options which first become exercisable in any calendar year under the Option Plan may not exceed $100,000. Options granted pursuant to the Option Plan are not transferable during an optionee's lifetime.

The term of and any vesting schedule (whether the option will be exercisable immediately, in stages or otherwise, or the vesting will be based upon any condition such as the operating performance of the Company or other events such as a change in control) for an option granted under the Option Plan is established by the Compensation Committee, but the term may not be more than ten years from the date of grant of the option, except that, in the case of a person receiving an incentive stock option who at such time owns the Company's Common Stock representing more than 10% of the Company's Common Stock outstanding at the time the option is granted, the term of such incentive stock option shall not exceed five years from the date of grant of the option. In general, options will not be exercisable after the expiration of their term. Furthermore, the Compensation Committee has the authority and discretion to determine the time frame in which an optionee has to exercise his options (subject to the ten-year limitation from date of grant) in the event of his termination of employment due to death, disability, termination without cause, retirement, voluntarily leaving the Company and change in control.

As of April 12, 2001, a total of 848,500 options were granted and had not expired or been forfeited, of which 105,646 were exercised and 742,854 options were outstanding (of which 411,200 options were held by executive officers and directors of the Company as a group, see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values" and 307,185 options are presently exercisable). These options, which are held by 163 persons, are exercisable at prices ranging from $3.27 per share to $16.71 per share and are exercisable through various expiration dates from 2001 to 2006.

2000 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan. The 2000 Nonemployee Director Stock Option Plan provides for awards of options to purchase shares of Common Stock of the Company to nonemployee directors of the Company. Under the 2000 Nonemployee Director Stock Option Plan, on or about the day of each nonemployee director's initial election to the Company's Board, each nonemployee director will be awarded nonqualified stock options to purchase at least 1,500 shares of the Company's Common Stock, but not to exceed a maximum of 15,000 shares at the fair market value of the Company's Common Stock on the date on which the option is granted. The Board will determine the number of options to be granted to a nonemployee director upon his or her initial election as it deems necessary or advisable and in the best interests of the Company in order to attract and obtain outstanding and highly qualified candidates to serve on the Company's Board. Upon each re-election of the nonemployee director at the Company's annual meeting of shareholders occurring later than 12 months after such nonemployee director's initial election, such nonemployee director will be awarded additional options to purchase 750 shares of Common Stock at the fair market value of the Company's Common Stock on the date on which the option is granted. An aggregate of 75,000 shares of the Company's Common Stock has been reserved for issuance under the 2000 Nonemployee Director Stock Option Plan. As of April 12, 2001, a total of 4,500 options were granted and had not expired or been forfeited, all of which were outstanding. These options, which are held by 3 persons, have an exercise price of $10.53 per share (based on fair market value at date of grant) and vest over a two-year period and are exercisable over a ten-year period.

REGISTRATION STATEMENTS

The Company has filed registration statements on Form S-8 with the SEC in order to register all of the shares of Common Stock issuable under the Company's two option plans. So long as such registration statements remain effective under the Securities Act of 1933, as amended (the "Act"), shares of Common Stock issued upon the exercise of outstanding options under the option plans will be immediately and freely tradable without restriction under the Act, subject to applicable volume limitations, if any, under Rule 144 and, in the case of executive officers and directors of the Company, Section 16 of the Exchange Act.

DEFERRED COMPENSATION PLANS FOR EXECUTIVE OFFICERS AND KEY EMPLOYEES

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during 2000, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board upon a recommendation from the Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2000 the Company committed to contribute $235,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment terminates due to death, disability or a change in control of management, he or she will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains. One executive officer of the Company has been chosen as a participant in the 1996 Deferred Compensation Plan.

401(k) PLAN

The Company maintains a 401(k) Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $10,500 in 2000. The Company makes matching contributions and in 2000 its contributions were in the amount of 25% on the first 6% contributed of each participating employee's salary.

EMPLOYMENT AGREEMENTS

The Goldberg Agreements

The Company has employment agreements with each of Paul Goldberg, its Chairman of the Board, and Bruce M. Goldberg, its Chief Executive Officer and President (collectively and as amended the "Goldberg Agreements"). Effective January 1, 2000, the term of each of the Goldberg Agreements was extended until December 31, 2005, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to the expiration of the then current term and subject, in the case of Paul Goldberg, to earlier termination in the event that Paul Goldberg elects to exercise his right to retire as hereinafter described. Each of the Goldberg Agreements provides for a base salary, in the case of Paul Goldberg, of $291,167 per annum effective January 1, 2000, and, in the case of Bruce M. Goldberg, of $391,723 per annum effective January 1, 1999, subject to an annual increase equal to the greater of 4% per annum or the increase in the cost of living. Under the Goldberg Agreements, Paul Goldberg and Bruce M. Goldberg are entitled to receive, in the case of Paul Goldberg, an annual cash bonus equal to 3% and, in the case of Bruce M. Goldberg, an annual cash bonus in 1999 equal to 4% and in 2000 and thereafter 5% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. In addition, upon a change in control, all options granted by the Company to Paul Goldberg and Bruce M. Goldberg automatically vest.

In 1998, the Board of Directors approved a loan to Bruce M. Goldberg in the amount of $125,000 in connection with his relocation to Silicon Valley. This loan, which was evidenced by a promissory note and bore interest at 5% per annum, was forgiven effective December 31, 2000.

Under the Goldberg Agreement for Paul Goldberg, as amended, he is able to elect, in his sole discretion, to retire at any time (the "Retirement Election"). Upon the earlier to occur of the Retirement Election or at the expiration of the term of his Goldberg Agreement, the Company will be obligated to pay Paul Goldberg (in addition to any other compensation he may be entitled to upon termination), and his spouse upon his death, a retirement benefit of $100,000 per annum until the later of the death of Paul Goldberg or his spouse, provide him and his spouse, without cost, until the later of their respective deaths, at least the same level of medical and health insurance benefits as was provided prior to his retirement and continue to pay the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table" hereinabove.

The Goldberg Agreements also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans, use of a Company automobile and, in the case of Bruce M. Goldberg, continuance in the event of disability of all his respective compensation and other benefits for two years.

The Goldberg Agreements, also provide that, in the event of change in control (as defined) of the Company, each of Paul Goldberg and Bruce M. Goldberg shall have the option in his sole discretion to terminate his Goldberg Agreement. In such event, Paul Goldberg would be entitled to elect (in lieu of electing to continue to receive some or all of the compensation, payments and benefits as and when due under his Goldberg Agreement) to receive a lump sum payment equal to the sum of (i) Paul Goldberg's compensation due through the greater of the end of the term of his Goldberg Agreement or three years after the change in control, (ii) the present value (assuming a certain discount rate and life expectancy) of the retirement payments payable to Paul Goldberg commencing from the later of the end of the term or three years after the change in control until his death, (iii) an amount sufficient to pay, until the later of his or his spouse's death, the premium for at least the same level of health insurance benefits as was provided before the change in control and (iv) an amount sufficient to pay until his death, the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table." Similarly, under the Goldberg Agreement for Bruce M. Goldberg, in the event of a change in control and Bruce M. Goldberg's election to terminate his Goldberg Agreement, Bruce M. Goldberg at his option will be entitled to elect to receive a lump sum payment equal to his compensation due through the later of the end of the term of his Goldberg Agreement or three years after the change in control or for such period to continue to receive such compensation as and when due under the Goldberg Agreement. The Goldberg Agreements (as well as the employment agreements for each of Howard L. Flanders and Rick Gordon discussed below) also provide for reimbursement of, and a gross-up for, any federal tax liability imposed pursuant to Section 4999 or Section 280G (or any successor provisions) of the Internal Revenue Code of 1986, as amended, and any similar state or local taxes, as a result of a change in control payment, consideration and/or benefit made or provided by the Company pursuant to such employment agreements.

The Flanders/Gordon Agreements

Effective as of January 1, 2000, the Company entered into a new employment agreement with Howard L. Flanders, its Executive Vice President, Chief Financial Officer and Corporate Secretary (the "Flanders Agreement"), and Rick Gordon, its Senior Vice President of Sales (the "Gordon Agreement" and collectively with the Flanders Agreement, the "Flanders/Gordon Agreements"). The Flanders/Gordon Agreements each expire on December 31, 2003, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to expiration of the then current term. They provide for a base salary, effective as of January 1, 2000, of $215,000 per annum for Mr. Flanders and $218,000 per annum for Mr. Gordon, subject to an annual increase commencing January 1, 2001, equal to the greater of 5% per annum or the increase in the cost of living. Under the Flanders/Gordon Agreements, Messrs. Gordon and Flanders are entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation is limited in any year to an amount no greater than such executive's base salary for the applicable year. The Flanders/Gordon Agreements also provide for certain additional benefits, including participation in the Company benefit plans, use of a Company automobile and continuance of all their respective compensation and other benefits for two years in the event of disability. Further, if Mr. Gordon or Mr. Flanders were to be terminated without cause (which includes requiring employee to perform duties not commensurate with his offices or which differ materially from duties that presently exist or, after a change in control, changing the location where employee is based), he is entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the applicable Flanders/Gordon Agreement. Additionally, under the Flanders/Gordon Agreements, the Company will pay premiums under a life insurance policy for each of Messrs. Gordon and Flanders with the beneficiary to be as designated by Mr. Gordon or Mr. Flanders, respectively, as described under "Summary Compensation Table" above. The Flanders/Gordon Agreements also provide that, in the event of a change in control (as defined) of the Company, each of Mr. Gordon and Mr. Flanders would have the option in his sole discretion to terminate the applicable Flanders/Gordon Agreement. In such event, and subject to remaining an employee of the Company (or its successor) for 180 days after the change in control (other than as a result of his death, disability or termination without cause), Mr. Gordon or Mr. Flanders, at his option, is entitled to elect to receive a lump-sum payment equal to his respective compensation due through the later of the end of the term of the applicable Flanders/Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under such Flanders/Gordon Agreement. In addition, upon a change in control, all options granted by the Company to Messrs. Flanders and Gordon automatically vest. The Flanders/Gordon Agreements also contain covenants not to compete, nonsolicitation and nondisclosure provisions.

BOARD COMPENSATION

The members of the Board do not currently receive compensation from the Company for acting in their capacity as directors of the Company nor has the Company adopted any standard arrangement for compensating non-employee directors of the Company other than grants of options under the 2000 Nonemployee Director Stock Option Plan. In addition to the 2000 Nonemployee Director Option Stock Plan, the Company may decide in the future to further compensate directors and/or to establish a standard cash compensation arrangement for non-employee directors. See "2000 Nonemployee Director Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board consists of Daniel M. Robbin and Robin
L. Crandell, both being independent, non-employee directors of the Company. See "BOARD COMMITTEES - Compensation Committee." Since January 1, 2000 to the date hereof, neither member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 12, 2001, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 2000 (including the Chief Executive Officer) and (iv) all executive officers and directors of the Company as a group.

Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                               PERCENT OF
   NAME AND ADDRESS                                        AMOUNT AND NATURE OF                OUTSTANDING
   OF BENEFICIAL OWNER (1)                               BENEFICIAL OWNERSHIP (2)               SHARES (2)
   -----------------------                               ------------------------              ------------
   Bruce M. Goldberg (3)(4)........................                   492,428                       12.5%
   Paul Goldberg (3)(5)............................                   368,319                        9.4%
   Rick Gordon.....................................                    56,530                        1.5%
   Howard L. Flanders..............................                    42,530                        1.1%
   John Jablansky..................................                    10,925                          *
   Daniel M. Robbin................................                     6,850                          *
   Richard E. Siegel...............................                     1,850                          *
   Robin L. Crandell...............................                       750                          *
   All executive officers and directors
   as a group (8 persons)(3)(4)(5).................                   825,186                       20.0%

   ---------------
   *   Less than 1%
(1) The address of each of Paul Goldberg, Howard L. Flanders and John Jablansky is 16115 N.W. 52nd Avenue, Miami, Florida 33014; each of Bruce M. Goldberg and Rick Gordon is 230 Devcon Drive, San Jose, California 95112; Daniel M. Robbin is 4697 Carlton Golf Drive, Lake Worth, Florida 33467; Robin L. Crandell is 2700 Augustine Drive, Suite 110, Santa Clara, California 95054; and Richard E. Siegel is 10 Long Spur Street, Portola Valley, California 94028.
(2) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the 2000 Nonemployee Director Stock Option Plan which will be vested and exercisable on or before June 11, 2001: 119,000 options held by Bruce
         M. Goldberg; 84,750 options held by Paul Goldberg; 56,330 options held by Rick Gordon; 38,330 options held by Howard L. Flanders; 4,675 options held by John Jablansky; 4,850 options held by Daniel M. Robbin; 750 options held by Richard E. Siegel; 750 options held by Robin L. Crandell; and 309,435 options held by the executive officers and directors as a group. Excludes outstanding stock options to purchase an aggregate of 106,265 additional shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the 2000 Nonemployee Director Stock Option Plan to the executive officers and directors as a group that will not be vested nor exercisable as of June 11, 2001. For purposes of calculating the Percent of Outstanding Shares, the shares of Common Stock held by a wholly-owned subsidiary of the Company and treasury shares of the Company totaling 215,387 are not deemed to be outstanding.
(3) Includes for each of Bruce M. Goldberg and Paul Goldberg and all executive officers and directors as a group 154,996 shares of the Company's Common Stock that Paul Goldberg and Bruce M. Goldberg, as trustees, have the right to vote through December 29, 2001 with respect to the election of directors of the Company pursuant and subject to a voting trust agreement, dated as of December 29, 1995, among the trustees and the former stockholders of two affiliated, privately held companies (Added Value Electronics Distribution, Inc. and A.V.E.D.-Rocky Mountain, Inc.) acquired by the Company in December 1995, who were issued such shares in connection with such acquisitions.
(4) Includes a total of 79,500 shares of the Company's Common Stock held of record by Bruce M. Goldberg as trustee for his sons and for his nieces and nephew. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 1,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg, and 19,209 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Bruce M. Goldberg's sons. Bruce M. Goldberg disclaims beneficial ownership over all such securities.
(5) Includes 57,844 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and a total of 500 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for two of his grandchildren. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 35,940 shares of the Company's Common Stock held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Company purchased product aggregating approximately $3.8 million from Supertex, Inc., a supplier of the Company where a Board member of the Company, Richard E. Siegel, is the Executive Vice President and a director.

In January 2001, the Company, with the approval of the Board, entered into a lease for a California townhouse owned by Paul Goldberg and Bruce M. Goldberg for the purpose of accommodating employees of the Company visiting the San Jose area. The lease has a term expiring in 2006 and provides for monthly rent of $4,800 on a triple-net basis. The Company believes that this rental amount approximates what the Company was incurring to accommodate corporate visitors to this area prior to entering into this lease.

                            ------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ALL AMERICAN SEMICONDUCTOR, INC.
                               (Registrant)


                               By: /s/ PAUL GOLDBERG
                                   ---------------------------------------------
                                   Paul Goldberg, Chairman of the Board
                                   (Duly Authorized Officer)

                               By: /s/ HOWARD L. FLANDERS
                                   ---------------------------------------------
                                   Howard L. Flanders, Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated:  April 30, 2001