Form 10-Q
period 2001-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2001-05-15
CIK 818074

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     --OR--
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 8, 2001, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

--------------------------------------------------------------------------------

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


PART       ITEM                                                                              PAGE
NO.        NO.       DESCRIPTION                                                              NO.
-------------------------------------------------------------------------------------------------
I                    FINANCIAL INFORMATION:

           1.        Financial Statements

                     Consolidated Condensed Balance Sheets at March 31, 2001
                       (Unaudited) and December 31, 2000.....................................  1

                     Consolidated Condensed Statements of Income for the Quarters
                       Ended March 31, 2001 and 2000 (Unaudited).............................  2

                     Consolidated Condensed Statements of Cash Flows for the
                       Quarters Ended March 31, 2001 and 2000 (Unaudited)....................  3

                     Notes to Consolidated Condensed Financial Statements (Unaudited)........  4

           2.        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.................................................  5

           3.        Quantitative and Qualitative Disclosures about Market Risk..............  7


II                   OTHER INFORMATION:

           6.        Exhibits and Reports on Form 8-K........................................  8

                     SIGNATURES..............................................................  8

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     MARCH 31      December 31
ASSETS                                                                   2001             2000
----------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
Current assets:
  Cash .......................................................  $     515,000    $     335,000
  Accounts receivable, less allowances for doubtful
    accounts of $3,283,000 ...................................     84,073,000       91,812,000
  Inventories ................................................    148,689,000      146,444,000
  Other current assets .......................................      3,831,000        3,745,000
                                                                -------------    -------------
    Total current assets .....................................    237,108,000      242,336,000
Property, plant and equipment - net ..........................      4,103,000        4,255,000
Deposits and other assets ....................................      2,501,000        2,687,000
Excess of cost over fair value of net assets acquired - net ..        937,000          950,000
                                                                -------------    -------------
                                                                $ 244,649,000    $ 250,228,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt ..........................  $     254,000    $     240,000
  Accounts payable and accrued expenses ......................     73,314,000       81,234,000
  Income taxes payable .......................................        748,000          968,000
  Other current liabilities ..................................        400,000          304,000
                                                                -------------    -------------
    Total current liabilities ................................     74,716,000       82,746,000
Long-term debt:
  Notes payable ..............................................    122,441,000      120,643,000
  Subordinated debt ..........................................      6,032,000        6,043,000
  Other long-term debt .......................................      1,189,000        1,198,000
                                                                -------------    -------------
                                                                  204,378,000      210,630,000
                                                                -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ..................................             --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,040,150 and 4,039,620 shares issued and outstanding ....         40,000           40,000
  Capital in excess of par value .............................     26,328,000       26,326,000
  Retained earnings ..........................................     14,838,000       14,167,000
  Treasury stock, at cost, 183,246 shares ....................       (935,000)        (935,000)
                                                                -------------    -------------
                                                                   40,271,000       39,598,000
                                                                -------------    -------------
                                                                $ 244,649,000    $ 250,228,000
                                                                =============    =============

See notes to consolidated condensed financial statements

                                       1

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                       2001            2000
----------------------------------------------------------------------------------
NET SALES ........................................   $ 130,037,000   $ 107,273,000
Cost of sales ....................................    (104,259,000)    (85,832,000)
                                                     -------------   -------------
Gross profit .....................................      25,778,000      21,441,000
Selling, general and administrative expenses .....     (21,840,000)    (17,659,000)
                                                     -------------   -------------

INCOME FROM OPERATIONS ...........................       3,938,000       3,782,000
Interest expense .................................      (2,761,000)     (1,657,000)
                                                     -------------   -------------

INCOME BEFORE INCOME TAXES .......................       1,177,000       2,125,000
Income tax provision .............................        (506,000)       (915,000)
                                                     -------------   -------------

NET INCOME .......................................   $     671,000   $   1,210,000
                                                     =============   =============

Earnings per share:
   Basic .........................................           $ .17           $ .32
                                                             =====           =====
   Diluted .......................................           $ .17           $ .30
                                                             =====           =====

See notes to consolidated condensed financial statements

                                       2

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


QUARTERS ENDED MARCH 31                                     2001           2000
-------------------------------------------------------------------------------

Cash Flows Used For Operating Activities .........   $(1,557,000)   $  (732,000)
                                                     -----------    -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment ............      (128,000)      (254,000)
Decrease (increase) in other assets ..............        76,000       (306,000)
                                                     -----------    -----------

    Cash flows used for investing activities .....       (52,000)      (560,000)
                                                     -----------    -----------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement ....     1,843,000      1,441,000
Repayments of notes payable ......................       (56,000)       (69,000)
Purchase of treasury shares ......................            --        (28,000)
Net proceeds from issuance of equity securities ..         2,000        130,000
                                                     -----------    -----------

    Cash flows provided by financing activities ..     1,789,000      1,474,000
                                                     -----------    -----------

Increase in cash .................................       180,000        182,000
Cash, beginning of period ........................       335,000        173,000
                                                     -----------    -----------

Cash, end of period ..............................   $   515,000    $   355,000
                                                     ===========    ===========

Supplemental Cash Flow Information:
Interest paid ....................................   $ 2,702,000    $   633,000
                                                     ===========    ===========

Income taxes paid ................................   $   717,000    $    11,000
                                                     ===========    ===========

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2001, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2000) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles.

EARNINGS PER SHARE

The following average shares were used for the computation of basic and diluted earnings per share:

QUARTERS ENDED MARCH 31                                2001                 2000
--------------------------------------------------------------------------------

Basic ..............................              3,856,539            3,801,969
Diluted.............................              4,051,693            3,995,056

2.    LONG-TERM DEBT

The Company's agreement with its consortium of banks, providing for a $150 million line of credit facility based on eligible accounts receivable and inventories as defined in the agreement (the "borrowing base"), was amended in May 2001, but effective prior to the balance sheet date. The amendments to the credit facility provided, among other things, for modifications of the borrowing base and certain financial covenants. Outstanding borrowings at March 31, 2001 under the Company's $150 million line of credit facility aggregated $122,332,000. Borrowings under this facility are collateralized by substantially all of the Company's assets.

3.    OPTIONS

During the quarter ended March 31, 2001, no stock options were granted by the Company pursuant to its stock option plans. During the quarter ended March 31, 2001, a total of 530 stock options were exercised at exercise prices ranging from $3.27 to $4.49 per share and a total of 2,000 stock options were canceled at exercise prices ranging from $3.27 to $13.02 per share.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

Net sales for the first quarter of 2001 were $130.0 million, an increase of 21.2% from net sales of $107.3 million for the same period of 2000. Our net sales increased as a result of growth in the overall market as well as the benefits of the strategies that we have been implementing over the past several years. This increase also reflects increased market share in most territories and the contribution of a new sales office which was opened during the second quarter of 2000. While we were able to increase our sales during the first quarter of 2001 over last year's first quarter, a broad-based industry slowdown, excess inventory at our customer base and overall economic weakness is expected to have an adverse impact on our net sales during 2001.

Gross profit increased to $25.8 million for the first quarter of 2001 up over 20% from $21.4 million for the 2000 period. This increase was attributable to the increase in net sales. Gross profit margins as a percentage of net sales were 19.8% for the first three months of 2001 compared to 20.0% for the same period of 2000. The slight decline in gross profit margins reflects greater availability of product and a general industry slowdown. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect in future quarters a greater number of low margin, large volume transactions. Management therefore expects downward pressure on gross profit margins in the future.

Selling, general and administrative expenses ("SG&A") was $21.8 million for the first quarter of 2001 compared to $17.7 million for the first quarter of 2000. The increase was partially attributable to an increase in variable expenses associated with the increases in sales and gross profit. Furthermore, in an effort to drive expansion and internal growth, and in anticipation of the growth in sales we achieved during 2000 continuing through 2001, during the second half of 2000 we increased and enhanced our management team, expanded our sales force and increased our staff in almost every department. We also increased our infrastructure to support the changing needs and additional requirements of our customers. SG&A as a percentage of net sales increased slightly to 16.8% for the quarter ended March 31, 2001, from 16.5% for the same period of 2000. In response to the current industry slowdown, we began implementing certain expense reduction programs, including workforce reductions, during the second quarter of 2001.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


Income from operations was $3.9 million for the first quarter of 2001, compared to $3.8 million for the first quarter of 2000. The increase in income from operations was due to the increase in net sales which more than offset the increase in SG&A.

Interest expense was $2.8 million for the first quarter of 2001 compared to $1.7 million for the same period of 2000. The increase in interest expense resulted from an increase in average borrowings caused by increases in our infrastructure to support our sales growth, increases in accounts receivable levels as well as increases in our inventory. Inventory increased for two reasons. First, as a result of our success in 2000, we were able to attract many new suppliers which required significant investments in initial stocking packages. Second, we expanded our inventory in order to support the growth in sales that we achieved during 2000. The resulting increase in average borrowings was partially offset by a decrease in interest rates.

Net income was $671,000 or $.17 per share (diluted) for the quarter ended March 31, 2001, compared to $1.2 million or $.30 per share (diluted) for the same period of 2000. The decrease in net income reflects the increases in interest expense and SG&A which offset the increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2001 increased to $162.4 million from working capital of $159.6 million at December 31, 2000. The current ratio was 3.17:1 at March 31, 2001 compared to 2.93:1 at December 31, 2000. The increases in working capital and the current ratio were primarily due to a decrease in accounts payable and an increase in inventory. These changes more than offset the decrease in accounts receivable. Accounts receivable levels at March 31, 2001 were $84.1 million, compared to accounts receivable of $91.8 million at December 31, 2000. The decrease in accounts receivable reflects a reduction in the level of sales achieved during the first quarter of 2001 compared to the latter part of 2000. The decrease in sales levels more than offset the negative impact on receivables associated with the general economic weakness. Inventory levels were $148.7 million at March 31, 2001, up from $146.4 million at December 31, 2000. The slight increase in inventory reflects additional inventory relating to new suppliers added during 2000 as well as an adverse impact on sales associated with inventory corrections at our customer base and a general industry slowdown which began during the latter part of 2000. Accounts payable and accrued expenses decreased to $73.3 million at March 31, 2001 compared to $81.2 million at December 31, 2000 as a result of reduced purchases during the first quarter of 2001.

The Company's agreement with its consortium of banks, providing for a $150 million line of credit facility based on eligible accounts receivable and inventories as defined in the agreement (the "borrowing base"), was amended in May 2001, but effective prior to the balance sheet date. The amendments to the credit facility provided, among other things, for modifications of the borrowing base and certain financial covenants. Outstanding borrowings at March 31, 2001 under the Company's $150 million line of credit facility aggregated $122.3 million. Borrowings under this facility are collateralized by substantially all of the Company's assets.

Although the Company currently expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet the Company's current financial requirements over the next twelve months, as a result of the factors discussed in "Results of Operations" above (including the broad-based industry slowdown and overall economic weakness), as well as to position itself for future growth, the Company has commenced to explore possible debt and or equity financing arrangements. There can be no assurance that additional financing, if or to the extent required, will be available on terms acceptable to the Company, if at all. The terms of any such financing or its

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


unavailability could have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation, the continuance of or increase in (i) the broad-based industry slowdown resulting in the decline or increasing decline (as the case may be) in demand for electronic components and further excess customer inventory and (ii) the overall economic weakness, the effectiveness of the Company's business and marketing strategies, the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers, the maintenance of existing relationships with suppliers, price erosion in and price competition for products sold by the Company, management and control of expenses, the failure to achieve the expected impact from expense reduction programs, the ability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure, an increase in the allowance for doubtful accounts receivable and in bad debts as a result of the weakening financial condition of certain of the Company's customers, price decreases on inventory that is not price protected, gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products, increased competition from third party logistics companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors, insufficient funds from operations, from the Company's credit facility and from other sources (debt and/or equity) to support the Company's operations, the continued enhancement of telecommunication, computer and information systems, the ability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof, continued general technology growth, the failure to achieve acceptance or grow at the expected level of some of the new technologies being supported by the Company, the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations, a change in interest rates, and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2000 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          10.1  Amendment No. 7 to Loan and Security Agreement dated May 14,
                2001.
          10.2  Amendment No. 8 to Loan and Security Agreement dated May 14,
                2001.
          11.1  Statement Re:  Computation of Per Share Earnings (Unaudited).

(b)       REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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

                                    ALL AMERICAN SEMICONDUCTOR, INC.
                                    --------------------------------------------
                                    (Registrant)

Date:  May 15, 2001                 /s/ PAUL GOLDBERG
                                    --------------------------------------------
                                    Paul Goldberg, Chairman of the Board
                                    (Duly Authorized Officer)

Date:  May 15, 2001                 /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)