Form 10-K/A
period 2000-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2001-06-08
CIK 818074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission File Number: 0-16207

                        ALL AMERICAN SEMICONDUCTOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              59-2814714
--------------------------------                            --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 N.W. 52nd Avenue
Miami, Florida                                                             33014
-----------------------------------------                           ------------
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

                    Documents incorporated by reference: None

================================================================================

We have amended the note disclosure "Revenue Recognition", contained in Note 1 of Notes to Consolidated Financial Statements of All American Semiconductor, Inc. and its subsidiaries (the "Company") to reflect that the Company did implement in 2000 the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", and that such implementation had no effect on the Company's financial statements. The Consolidated Financial Statements of the Company as required by Item 8 of Form 10-K and reflecting the foregoing amendment are included with this Form 10-K/A (Amendment No. 2).

                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By:    /s/ PAUL GOLDBERG
       ------------------------------------
       Paul Goldberg, Chairman of the Board

Dated: June 8, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 8, 2001.


/s/ PAUL GOLDBERG                Chairman of the Board, Director
----------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG            President and Chief Executive Officer, Director
----------------------------     (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS           Executive Vice President and Chief Financial
----------------------------     Officer, Director
Howard L. Flanders               (Principal Financial and Accounting Officer)

/s/ RICK GORDON                  Senior Vice President of Sales, Director
----------------------------
Rick Gordon

/s/ ROBIN L. CRANDELL            Director
----------------------------
Robin L. Crandell

/s/ LEWIS B. FREEMAN             Director
----------------------------
Lewis B. Freeman

/s/ DANIEL M. ROBBIN             Director
----------------------------
Daniel M. Robbin

/s/ RICHARD E. SIEGEL            Director
----------------------------
Richard E. Siegel

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

/s/ LAZAR LEVINE & FELIX LLP
------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
March 2, 2001


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                          December 31            2000             1999
--------------------------------------------------------------------------------------------
Current assets:
  Cash ....................................................   $     335,000    $     173,000
  Accounts receivable, less allowances for doubtful
    accounts of $3,283,000 and $1,987,000 .................      91,812,000       53,202,000
  Inventories .............................................     146,444,000       85,260,000
  Other current assets ....................................       3,745,000        4,637,000
                                                              -------------    -------------
    Total current assets ..................................     242,336,000      143,272,000
Property, plant and equipment - net .......................       4,255,000        4,482,000
Deposits and other assets .................................       2,687,000        2,741,000
Excess of cost over fair value of net assets acquired - net         950,000        1,006,000
                                                              -------------    -------------
                                                              $ 250,228,000    $ 151,501,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .......................   $     240,000    $     273,000
  Accounts payable and accrued expenses ...................      81,234,000       51,584,000
  Income taxes payable ....................................         968,000               --
  Other current liabilities ...............................         304,000          198,000
                                                              -------------    -------------
    Total current liabilities .............................      82,746,000       52,055,000
Long-term debt:
  Notes payable ...........................................     120,643,000       64,298,000
  Subordinated debt .......................................       6,043,000        6,089,000
  Other long-term debt ....................................       1,198,000        1,207,000
                                                              -------------    -------------
                                                                210,630,000      123,649,000
                                                              -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ...............................              --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 4,039,620 and 3,973,431 shares issued
    and outstanding .......................................          40,000           40,000
  Capital in excess of par value ..........................      26,326,000       25,751,000
  Retained earnings .......................................      14,167,000        2,968,000
  Treasury stock, at cost, 183,246 and 174,646 shares .....        (935,000)        (907,000)
                                                              -------------    -------------
                                                                 39,598,000       27,852,000
                                                              -------------    -------------
                                                              $ 250,228,000    $ 151,501,000
                                                              =============    =============

See notes to consolidated financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31                         2000             1999             1998
--------------------------------------------------------------------------------------
NET SALES ..........................   $ 522,183,000    $ 329,563,000    $ 250,044,000
Cost of sales ......................    (414,292,000)    (265,064,000)    (194,599,000)
                                       -------------    -------------    -------------
Gross profit .......................     107,891,000       64,499,000       55,445,000
Selling, general and
  administrative expenses ..........     (79,893,000)     (56,357,000)     (46,880,000)
Restructuring and other
  nonrecurring expenses ............              --               --       (2,860,000)
                                       -------------    -------------    -------------

INCOME FROM OPERATIONS .............      27,998,000        8,142,000        5,705,000
Interest expense ...................      (8,642,000)      (4,985,000)      (4,313,000)
                                       -------------    -------------    -------------

INCOME BEFORE INCOME TAXES .........      19,356,000        3,157,000        1,392,000
Income tax provision ...............      (8,157,000)      (1,358,000)        (561,000)
                                       -------------    -------------    -------------

NET INCOME .........................   $  11,199,000    $   1,799,000    $     831,000
                                       =============    =============    =============

EARNINGS PER SHARE:
  Basic ............................   $        2.92    $         .46    $         .21
                                       =============    =============    =============
  Diluted ..........................   $        2.70    $         .46    $         .21
                                       =============    =============    =============

See notes to consolidated financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                              Capital in                                         Total
                                                   Common      Excess of       Retained       Treasury    Shareholders'
                                    Shares          Stock      Par Value       Earnings          Stock          Equity
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997...    3,972,828   $     40,000   $ 25,747,000   $    338,000   $   (451,000)   $ 25,674,000

Exercise of stock options....          603             --          4,000             --             --           4,000

Net income...................           --             --             --        831,000             --         831,000
                              ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1998...    3,973,431         40,000     25,751,000      1,169,000       (451,000)     26,509,000

Purchase of treasury shares..           --             --             --             --       (456,000)       (456,000)

Net income...................           --             --             --      1,799,000             --       1,799,000
                              ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1999...    3,973,431         40,000     25,751,000      2,968,000       (907,000)     27,852,000

Exercise of stock options....       66,189             --        394,000             --             --         394,000

Income tax benefit from
stock options exercised......           --             --        181,000             --             --         181,000

Purchase of treasury shares..           --             --             --             --        (28,000)        (28,000)

Net income ..................           --             --             --     11,199,000             --      11,199,000
                              ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000...    4,039,620   $     40,000   $ 26,326,000   $ 14,167,000   $   (935,000)   $ 39,598,000
                              ============   ============   ============   ============   ============    ============

See notes to consolidated financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                           2000            1999            1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................  $ 11,199,000    $  1,799,000    $    831,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ......................     1,354,000       1,230,000       1,236,000
    Loss on disposal of assets .........................        78,000              --              --
    Non-cash interest expense ..........................       381,000         294,000         352,000
    Changes in assets and liabilities:
      Increase in accounts receivable ..................   (38,610,000)    (15,381,000)     (4,924,000)
      Increase in inventories ..........................   (61,184,000)    (16,197,000)     (1,154,000)
      Decrease (increase) in other current assets ......       892,000      (2,063,000)       (500,000)
      Increase in accounts payable and accrued expenses.    29,690,000      10,383,000       2,075,000
      Increase (decrease) in other current liabilities..     1,074,000         (43,000)       (317,000)
                                                          ------------    ------------    ------------
        Net cash used for operating activities .........   (55,126,000)    (19,978,000)     (2,401,000)
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ................    (1,058,000)       (582,000)       (564,000)
  Decrease (increase) in other assets ..................      (442,000)        299,000        (944,000)
                                                          ------------    ------------    ------------
        Net cash used for investing activities .........    (1,500,000)       (283,000)     (1,508,000)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement ........    56,515,000      20,711,000       4,263,000
  Increase in notes payable ............................            --              --          10,000
  Repayments of notes payable ..........................      (274,000)       (294,000)       (339,000)
  Purchase of treasury shares ..........................       (28,000)       (456,000)             --
  Net proceeds from issuance of equity securities ......       575,000              --           4,000
                                                          ------------    ------------    ------------
        Net cash provided by financing activities ......    56,788,000      19,961,000       3,938,000
                                                          ------------    ------------    ------------
  Increase (decrease) in cash ..........................       162,000        (300,000)         29,000
  Cash, beginning of year ..............................       173,000         473,000         444,000
                                                          ------------    ------------    ------------
  Cash, end of year ....................................  $    335,000    $    173,000    $    473,000
                                                          ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ........................................  $  7,810,000    $  4,410,000    $  4,223,000
                                                          ============    ============    ============
  Income taxes paid ....................................  $  7,369,000    $  1,399,000    $  1,756,000
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

Concentration of Credit Risk/Fair Values
----------------------------------------

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

Market Risk
-----------

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

Revenue Recognition
-------------------

The Company recognizes revenues at the point of passage of title, which is generally at the time of shipment.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Account Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The implementation of the provisions of SAB No. 101 in 2000 had no effect on the Company's financial statements.

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

Earnings Per Share
------------------

Earnings per common share is computed by dividing net income by the weighted average, during each period, of the number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The following average shares were used for the computation of basic and diluted earnings per share:

Years Ended December 31                    2000            1999            1998
-------------------------------------------------------------------------------

Basic...........................      3,828,978       3,921,138       3,937,021
Diluted.........................      4,140,579       3,924,166       3,998,802

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

Comprehensive Income
--------------------

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which prescribes standards for reporting comprehensive income and its components. The Company had no items of other comprehensive income in any period presented and accordingly is not required to report comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------

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

Pensions and Other Postretirement Benefits
------------------------------------------

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The effect of the adoption of this statement was not material.

Stock Based Compensation
------------------------

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

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

NOTE 3 - STOCK REPURCHASE PROGRAM
---------------------------------

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

NOTE 4 - REVERSE STOCK SPLIT
----------------------------

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

NOTE 5 - STOCK PURCHASE RIGHTS
------------------------------

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

================================================================================

Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock (or 10% of such stock under certain circumstances), the Rights are redeemable for $.001 per Right at the option of the Board of Directors. The Rights will expire on June 8, 2010.

NOTE 6 - RESTRUCTURING AND OTHER NONRECURRING EXPENSES
------------------------------------------------------

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

NOTE 7 - LONG-TERM DEBT
-----------------------

Line of Credit
--------------

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

Subordinated Debt
-----------------

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

Long-term debt of the Company as of December 31, 2000, other than the Company's credit facility and obligations under capital leases, matures as follows:

2001..........................................................     $      73,000
2002..........................................................            86,000
2003..........................................................            68,000
2004..........................................................            59,000
2005..........................................................            64,000
Thereafter....................................................         6,968,000
                                                                   -------------
                                                                   $   7,318,000
                                                                   =============

Obligations under Capital Leases
--------------------------------

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

Minimum future lease payments under this capital lease as of December 31, 2000 and for each of the remaining years and in the aggregate are approximately as follows:

2001.........................................................     $     188,000
2002.........................................................           156,000
                                                                  -------------
Total minimum lease payments.................................           344,000
Less amount representing interest............................           (27,000)
                                                                  -------------
Total obligations under capital leases.......................           317,000
Current portion..............................................          (167,000)
                                                                  -------------
                                                                  $     150,000
                                                                  =============

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

NOTE 8 - INCOME TAXES
---------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

Deferred tax assets:                                    2000              1999
                                                  ----------        ----------
    Accounts receivable ..................        $1,332,000        $  738,000
    Inventory ............................           638,000           387,000
    Accrued expenses .....................           887,000           574,000
    Postretirement benefits ..............           600,000           541,000
    Other ................................           486,000           546,000
                                                  ----------        ----------
                                                   3,943,000         2,786,000
  Deferred tax liabilities:
    Fixed assets .........................           388,000           368,000
                                                  ----------        ----------
  Net deferred tax asset .................        $3,555,000        $2,418,000
                                                  ==========        ==========

At December 31, 2000, $2,856,000 of the net deferred tax asset was included in "Other current assets" and $699,000 was included in "Deposits and other assets" in the accompanying Consolidated Balance Sheet.

The components of income tax expense are as follows:

Years Ended December 31              2000               1999               1998
-------------------------------------------------------------------------------
Current
-------
Federal ...............       $ 7,425,000        $   466,000        $ 1,210,000
State .................         1,869,000             90,000            210,000
                              -----------        -----------        -----------
                                9,294,000            556,000          1,420,000
                              -----------        -----------        -----------
Deferred
--------
Federal ...............          (697,000)           698,000           (749,000)
State .................          (440,000)           104,000           (110,000)
                              -----------        -----------        -----------
                               (1,137,000)           802,000           (859,000)
                              -----------        -----------        -----------
                              $ 8,157,000        $ 1,358,000        $   561,000
                              ===========        ===========        ===========

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                        2000       1999       1998
-----------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate....................     35.0%      34.0%      34.0%
State income tax, net of federal income tax benefit.......      5.9        3.3        4.2
Goodwill amortization and other - including
  non-deductible items....................................      1.2        5.7        2.1
                                                              -----      -----      -----
Effective tax rate........................................     42.1%      43.0%      40.3%
                                                              =====      =====      =====

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

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS
--------------------------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

A summary of options granted under the option plans and related information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                                                    Weighted Average
                                                                         Options      Exercise Price
                                                                        --------    ----------------
Outstanding, December 31, 1997                                           545,664        $   7.30
   Granted                                                                39,000            7.20
   Exercised                                                                (603)           5.60
   Canceled                                                              (17,750)           6.95
                                                                        --------
Outstanding, December 31, 1998                                           566,311            7.30
Weighted average fair value of options granted during 1998                                  1.35
   Granted                                                               204,400            3.52
   Exercised                                                                   -              --
   Canceled                                                              (55,863)           6.61
                                                                        --------
Outstanding, December 31, 1999                                           714,848            6.29
Weighted average fair value of options granted during 1999                                  1.15
   Granted                                                               137,000           13.00
   Exercised                                                             (66,189)           5.96
   Canceled                                                              (35,625)           5.77
                                                                        --------
Outstanding, December 31, 2000                                           750,034            7.57
                                                                        ========
Weighted average fair value of options granted during 2000                                  4.36
Options exercisable:
   December 31, 1998                                                     166,416            6.10
   December 31, 1999                                                     184,416            5.96
   December 31, 2000                                                     386,939            7.51

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


Years Ended December 31                    2000             1999            1998
--------------------------------------------------------------------------------
Net earnings:
   As reported                      $11,199,000      $ 1,799,000      $  831,000
   Pro forma                         10,853,000        1,665,000         800,000

Basic earnings per share:
   As reported                            $2.92             $.46            $.21
   Pro forma                               2.83              .42             .20

Diluted earnings per share:
   As reported                            $2.70             $.46            $.21
   Pro forma                               2.62              .42             .20

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

NOTE 10 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

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

================================================================================

Approximate minimum future lease payments required under operating leases for office leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2001..........................................................        $3,700,000
2002..........................................................         3,000,000
2003..........................................................         2,600,000
2004..........................................................         1,700,000
2005..........................................................         1,300,000
Thereafter....................................................         5,300,000

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

NOTE 11 - CONTINGENCIES
-----------------------

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

NOTE 12 - ECONOMIC DEPENDENCY
-----------------------------

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

                ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                Additions     Additions
                                Balance at     Charged to    Charged to
                              Beginning of      Costs and         Other                   Balance at End
Description                         Period       Expenses      Accounts    Deductions          of Period
----------------------       -------------   ------------   -----------   -----------    ---------------
Allowance for Doubtful
Accounts
2000                         $   1,987,000    $ 1,899,000   $        --   $  (603,000)   $     3,283,000
1999                         $   1,412,000    $   824,000   $        --   $  (249,000)   $     1,987,000
1998                         $   1,166,000    $   791,000   $        --   $  (545,000)   $     1,412,000