Form 10-Q
period 2001-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2001-08-14
CIK 818074

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

                       For the Quarter Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 10, 2001, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.


================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX



Part   Item                                                                 Page
No.    No.    Description                                                    No.
--------------------------------------------------------------------------------

I             FINANCIAL INFORMATION:

       1.     Financial Statements

              Consolidated Condensed Balance Sheets at June 30, 2001
               (Unaudited) and December 31, 2000............................   1

              Consolidated Condensed Statements of Operations for the
               Quarters and Six Months Ended June 30, 2001 and 2000
               (Unaudited)..................................................   2

              Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 2001 and 2000 (Unaudited)..........   3

              Notes to Consolidated Condensed Financial Statements
               (Unaudited)..................................................   4

       2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................   7

       3.     Quantitative and Qualitative Disclosures about Market Risk....  10


II            OTHER INFORMATION:

       2.     Changes in Securities and Use of Proceeds.....................  11

       6.     Exhibits and Reports on Form 8-K..............................  11

              SIGNATURES....................................................  11

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         June 30      December 31
ASSETS                                                                      2001             2000
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Current assets:
  Cash .........................................................   $     107,000    $     335,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,563,000 and $3,283,000 ......................      61,231,000       91,812,000
  Inventories ..................................................     121,523,000      146,444,000
  Other current assets .........................................       4,518,000        3,745,000
                                                                   -------------    -------------
    Total current assets .......................................     187,379,000      242,336,000
Property, plant and equipment - net ............................       3,953,000        4,255,000
Deposits and other assets, including income tax benefit ........      11,216,000        2,687,000
Excess of cost over fair value of net assets acquired - net ....         473,000          950,000
                                                                   -------------    -------------
                                                                   $ 203,021,000    $ 250,228,000
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt ............................   $     257,000    $     240,000
  Accounts payable and accrued expenses ........................      64,599,000       81,234,000
  Income taxes payable .........................................              --          968,000
  Other current liabilities ....................................         263,000          304,000
                                                                   -------------    -------------
    Total current liabilities ..................................      65,119,000       82,746,000
Long-term debt:
  Notes payable ................................................     104,412,000      120,643,000
  Subordinated debt ............................................       6,021,000        6,043,000
  Other long-term debt .........................................       1,180,000        1,198,000
                                                                   -------------    -------------
                                                                     176,732,000      210,630,000
                                                                   -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ....................................              --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,040,150 and 4,039,620 shares issued and outstanding ......          40,000           40,000
  Capital in excess of par value ...............................      26,328,000       26,326,000
  Retained earnings ............................................         856,000       14,167,000
  Treasury stock, at cost, 183,246 shares ......................        (935,000)        (935,000)
                                                                   -------------    -------------
                                                                      26,289,000       39,598,000
                                                                   -------------    -------------
                                                                   $ 203,021,000    $ 250,228,000
                                                                   =============    =============



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Quarters                          Six Months
PERIODS ENDED JUNE 30                               2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------

NET SALES ..............................   $ 100,062,000    $ 124,479,000    $ 225,979,000    $ 230,705,000
Cost of sales ..........................     (86,922,000)     (98,553,000)    (187,827,000)    (183,666,000)
                                           -------------    -------------    -------------    -------------
Gross profit ...........................      13,140,000       25,926,000       38,152,000       47,039,000
Selling, general and
  administrative expenses ..............     (19,552,000)     (19,077,000)     (40,799,000)     (36,480,000)
Impairment of goodwill .................        (450,000)              --         (450,000)              --
                                           -------------    -------------    -------------    -------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS ................      (6,862,000)       6,849,000       (3,097,000)      10,559,000
Interest expense .......................      (2,357,000)      (1,763,000)      (5,118,000)      (3,420,000)
                                           -------------    -------------    -------------    -------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES ..................      (9,219,000)       5,086,000       (8,215,000)       7,139,000
Income tax (provision) benefit .........       3,593,000       (2,188,000)       3,162,000       (3,072,000)
                                           -------------    -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS ..............      (5,626,000)       2,898,000       (5,053,000)       4,067,000
Discontinued operations:
Income from operations (net of $168,000;
  $39,000; $244,000 and $70,000
  income tax provision) ................         225,000           51,000          323,000           92,000
Loss on disposal (net of $6,474,000
  income tax benefit) ..................      (8,581,000)              --       (8,581,000)              --
                                           -------------    -------------    -------------    -------------
NET INCOME (LOSS) ......................   $ (13,982,000)   $   2,949,000    $ (13,311,000)   $   4,159,000
                                           =============    =============    =============    =============

Basic earnings per share:
Income (loss) from
  continuing operations ................          $(1.46)          $  .76           $(1.31)          $ 1.07
Discontinued operations ................           (2.17)             .01            (2.14)             .02
                                                  ------           ------           ------           ------
Net income (loss) ......................          $(3.63)          $  .77           $(3.45)          $ 1.09
                                                  ======           ======           ======           ======

Diluted earnings per share:
Income (loss) from
  continuing operations ................          $(1.46)          $  .70           $(1.31)          $ 1.00
Discontinued operations ................           (2.17)             .01            (2.14)             .02
                                                  ------           ------           ------           ------
Net income (loss) ......................          $(3.63)          $  .71           $(3.45)          $ 1.02
                                                  ======           ======           ======           ======



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED JUNE 30                                                 2001            2000
---------------------------------------------------------------------------------------------

Cash Flows Provided by (Used For) Operating Activities .......   $ 16,056,000    $(12,619,000)
                                                                 ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ........................       (267,000)       (503,000)
Decrease in other assets .....................................        244,000          15,000
                                                                 ------------    ------------

   Cash flows used for investing activities ..................        (23,000)       (488,000)
                                                                 ------------    ------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement ...    (16,139,000)     13,144,000
Repayments of notes payable ..................................       (124,000)       (139,000)
Purchase of treasury shares ..................................             --         (28,000)
Net proceeds from issuance of equity securities ..............          2,000         170,000
                                                                 ------------    ------------

   Cash flows provided by (used for) financing activities ....    (16,261,000)     13,147,000
                                                                 ------------    ------------

Increase (decrease) in cash ..................................       (228,000)         40,000
Cash, beginning of period ....................................        335,000         173,000
                                                                 ------------    ------------

Cash, end of period ..........................................   $    107,000    $    213,000
                                                                 ============    ============

Supplemental Cash Flow Information:
Interest paid ................................................   $  5,220,000    $  2,672,000
                                                                 ============    ============

Income taxes paid ............................................   $    819,000    $  1,693,000
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2001, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                        Quarters                    Six Months
Periods Ended June 30             2001          2000          2001          2000
--------------------------------------------------------------------------------
Basic ..................     3,856,904     3,813,910     3,856,904     3,807,939
Diluted ................     3,856,904     4,177,872     3,856,904     4,082,140

2.   LONG-TERM DEBT

Outstanding borrowings at June 30, 2001 under the Company's line of credit facility aggregated $104,350,000. The Company's credit facility was amended subsequent to but effective as of the balance sheet date. As part of this amendment, the line of credit facility was reduced from $150 million to $125 million to better match the Company's borrowing requirements. This change benefits the Company by reducing the amount of the fee charged on the unused portion of the credit facility. Since June 30, 2001, outstanding borrowings under the credit facility have declined to $94,684,000 at August 10, 2001. In connection with the reduction of the credit facility to $125 million, $112,000 of deferred financing fees was written off to interest expense effective as of June 30, 2001. Also as part of the amendment, effective June 30, 2001, certain financial covenants were modified. In addition, the interest rate margins on the credit facility were increased to, at the Company's option, 1.0% for the prime rate portion or 3.25% for the LIBOR portion, effective August 14, 2001. Borrowings under this facility are collateralized by substantially all of the Company's assets.

3.   OPTIONS

During the quarter ended June 30, 2001, the Company granted an aggregate of 7,750 stock options to six individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Employee Stock Option Plan"). These options have an exercise price of $5.64 per share (fair market value at date of grant) and vest over a five-year period and are exercisable over a six-year period. During the quarter ended June 30, 2001, 109,800 stock options were canceled at exercise prices ranging from $3.27 to $16.71 per share. The 109,800 stock options canceled include 88,900

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

options canceled effective June 21, 2001 which had exercise prices ranging from $13.02 to $16.71 per share. In connection with the cancellation of these 88,900 options, the Company has agreed with each of the Company's employees electing such cancellation to issue no earlier than six months but no later than nine months from the date of cancellation, an equal number of options at the then fair market value of the Company's common stock.

During the quarter ended June 30, 2001, the Company granted 1,500 stock options to one individual pursuant to the Nonemployee Director Stock Option Plan. These options have an exercise price of $7.15 per share (fair market value at date of grant) and vest over a two-year period and are exercisable over a ten-year period.

During the quarter ended March 31, 2001, no stock options were granted by the Company pursuant to its stock option plans. During the quarter ended March 31, 2001, a total of 530 stock options were exercised at exercise prices ranging from $3.27 to $4.49 per share and a total of 2,000 stock options were canceled at exercise prices ranging from $3.27 to $13.02 per share.

4.   SPECIAL CHARGES

As a result of a slowing economy and a severe widespread industry downturn, in the second quarter of 2001, the Company was forced to write off certain accounts receivable aggregating approximately $1.5 million. This write-off is reflected in "Selling, general and administrative expenses" in the accompanying unaudited Consolidated Condensed Statements of Operations.

During 2000, the Company's inventory levels increased substantially to support higher levels of sales based on customer orders and forecasts. Inventory also increased during 2000 as a result of the addition of new suppliers and the anticipated sales growth related thereto. During the fourth quarter of 2000, a combination of improved product availability, a slowing economy and other factors created a sudden and significant adverse change in market conditions in our industry. As a result of this change, the customer base had a significant amount of excess inventory. In an effort to correct their inventory positions, customers began rescheduling and canceling their orders and returned significant amounts of inventory. Accordingly, purchase orders with the Company's supplier base have been delayed or canceled and the Company has used its inventory return privileges wherever possible. These efforts were made in an attempt to achieve inventory levels which more closely support the Company's reduced backlog from its customers as well as to improve the Company's product mix. Even after taking these measures, as industry conditions continued to worsen, the prospect of customers taking the inventory that was returned or subject to rescheduled orders became more and more remote. As a result of this and the severe adverse industry conditions, the Company wrote off inventory aggregating approximately $6.0 million during the second quarter of 2001. The portion of inventory that was written off is being scrapped and removed from stock. There can be no assurance that adverse market conditions will not continue or worsen and that further corrections may not be necessary in the future.

5.   DISCONTINUED OPERATIONS

As a result of an acquisition in 1995, the Company created Aved Display Technologies ("ADT"), a separate division engaged in the design, development and manufacture of several proprietary driver board products for flat panel display applications. In the fourth quarter of 2000, the Company created a division which operated under the name Integrated Display Technologies ("IDT"). This division was intended to address customer needs for design, integration and turnkey support for display solutions and specialized display applications. Due to the overall weakness in the economy, the negative impact of the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

broad-based industry slowdown and other factors, ADT and IDT have not generated cash flows as anticipated. As a result, management has decided to discontinue these divisions. The Company finalized its plan of disposal during the second quarter of 2001. Accordingly, these divisions are accounted for as discontinued operations and the results of operations for all periods shown are segregated in the accompanying unaudited Consolidated Condensed Statements of Operations. The loss on disposal of $15,055,000 on a pretax basis includes the estimated costs and expenses associated with the disposal of $14,943,000 primarily made up of the write-off of $4,488,000 of inventory and $8,586,000 of accounts receivable. The inventory that was written off is being scrapped and removed from stock. In addition, the loss on disposal includes a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which is expected to continue for approximately two months.

Sales from these divisions, including the related turnkey support business, were $2,878,000 for the three months ended June 30, 2001 and $1,515,000 for the same period of 2000; and were $6,997,000 for the six months ended June 30, 2001 and $2,562,000 for the 2000 period. The net assets of discontinued operations, after reflecting certain non-cash write-offs included in the accompanying unaudited Consolidated Condensed Balance Sheet at June 30, 2001, are summarized as follows:

         Accounts receivable ....................   $   986,000
         Other current assets ...................        36,000
         Property, plant and equipment - net ....        19,000
         Current liabilities ....................       (34,000)
                                                    -----------
         Net assets .............................   $ 1,007,000
                                                    ===========

6.   IMPAIRMENT OF GOODWILL

The Company periodically reviews the value of its excess of cost over the fair value of net assets acquired to determine if an impairment has occurred. As part of this review, the Company measures the estimated future operating cash flows of acquired businesses and compares that with the carrying value of excess of cost over the fair value of net assets. As a result of its review, a write-down of approximately $450,000 was recorded as of June 30, 2001.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products division of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's division, certain memory modules which are sold to original equipment manufacturers. Prior to the second quarter of 2001, the Company also designed and had manufactured under the label of Aved Display Technologies, a division of the Company, certain board-level products including flat panel display driver boards. As a result of adverse industry conditions and other factors, management decided to discontinue its Aved Display Technologies division during the second quarter of 2001. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Results of Operations
---------------------

Net sales from continuing operations for the quarter and six months ended June 30, 2001 were $100.1 million and $226.0 million, respectively, representing a 19.6% and 2.0% decrease over net sales from continuing operations of $124.5 million and $230.7 million for the same periods of 2000. The decreases were attributable to a broad-based industry slowdown, reduced demand relating to excess inventory at our customer base as well as the general weakness in the overall economy. Management expects that the weakness in sales may continue through at least the third quarter of 2001. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited) for net sales from discontinued operations.

Without giving effect to a non-cash inventory write-off of approximately $6.0 million resulting from adverse industry conditions (see Note 4 to Notes to Consolidated Condensed Financial Statements (Unaudited)), gross profit was $19.1 million in the second quarter of 2001 representing a 26.2% decrease from gross profit of $25.9 million for the same period of 2000. For the first six months of 2001, gross profit was $44.1 million, without giving effect to the inventory write-off discussed above, compared to $47.0 million for the same period of 2000, representing at 6.1% decrease. The decreases were due to the decline in sales as well as a decrease in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales, without giving effect to the inventory write-off, were 19.1% and 19.5% for the second quarter and first six months of 2001 compared to 20.8% and 20.4% for the second quarter and first six months of 2000. The decrease in gross profit margins reflects a general industry slowdown, reduced demand relating to excess inventory at the customer base and improved product availability. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects downward pressure on gross profit margins in the future. After giving effect to the inventory write-off, gross profit dollars were $13.1 million and $38.2 million and gross profit margins were 13.1% and 16.9% for the second quarter and first six months of 2001, respectively.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A"), without giving effect to a write-off of $1.5 million of accounts receivable, was $18.1 million for the second quarter of 2001 compared to $19.1 million for the second quarter of 2000. The decrease in SG&A for the second quarter of 2001, compared to the 2000 period, reflects the implementation of certain expense reduction programs, including workforce reductions and a hiring freeze, all of which began during the second quarter of 2001. SG&A for the first half of 2001, without giving effect to the write-off of certain accounts receivable, was $39.3 million compared to $36.5 million for the same period of 2000. The increase in SG&A for the first six months, when comparing 2001 to 2000, was due to increases in our management team, expansion of our sales force and increases in our staff in almost every department, which began during the second half of 2000 and continued into early 2001 to support higher levels of sales experienced during the second half of 2000 and the anticipation of higher sales levels continuing through 2001. At the same time, we increased our infrastructure to support the changing needs and additional requirements of our customers. At the end of the first quarter of 2001 it became apparent that industry conditions were worsening and, in an effort to reduce operating losses, the Company began expense reduction programs during the second quarter of 2001. After giving effect to the write-off of certain accounts receivable, SG&A was $19.6 million and $40.8 million for the second quarter and first six months of 2001.

SG&A as a percentage of net sales, without giving effect to the write-off of accounts receivable discussed above, was 18.1% and 17.4% for the quarter and six months ended June 30, 2001, compared to 15.3% and 15.8% for the same periods of 2000. The increases in SG&A as a percentage of net sales reflect the increases in expenses associated with the expansion strategies discussed above at a time when sales unexpectedly declined. After taking into account the write-off of accounts receivable, SG&A as a percentage of net sales was 19.5% and 18.1% for the quarter and six months ended June 30, 2001.

Excluding the non-cash charges for inventory and accounts receivable write-offs discussed above and also excluding a $450,000 non-cash write-off of goodwill (see Note 6 to Notes to Consolidated Condensed Financial Statements (Unaudited)), income from continuing operations was $1.0 million and $4.8 million for the second quarter and first six months of 2001 compared to $6.8 million and $10.6 million for the 2000 periods. The decrease in income from continuing operations for the second quarter of 2001, excluding the non-cash charges, compared to the same period of 2000 was primarily attributable to decreases in sales and gross profit dollars. For the six months ended June 30, 2001, income from continuing operations, excluding the non-cash charges, decreased compared to the six months ended June 30, 2000 due to a reduction in sales and gross profit dollars as well as an increase in SG&A. See Notes 4 and 6 to Notes to Consolidated Condensed Financial Statements (Unaudited). After giving effect to the non-cash charges, the Company had a loss from continuing operations of $(6.9) million for the second quarter of 2001 compared to $6.8 million of income from continuing operations for the second quarter of 2000. After giving effect to the non-cash charges, for the first six months ended June 30, 2001, the loss from continuing operations was $(3.1) million compared to $10.6 million of income from continuing operations for the same period of 2000.

Interest expense increased to $2.4 million and $5.1 million for the second quarter and first half of 2001, from $1.8 million and $3.4 million for the same periods of 2000. The increases in interest expense resulted from growth in our average borrowings caused by the previously mentioned expansion of our infrastructure to support the Company's anticipated sales growth as well as increases in inventory and accounts receivable. The impact from the growth in average borrowings was partially offset by a decrease in interest rates. Effective August 14, 2001, the interest rate margins under the Company's line of credit agreement, as discussed below and in Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited), increased. The impact from this rate increase should be partially offset in the short term by the anticipated continued reduction in average borrowings as well as decreases in overall interest rates.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Due to the overall weakness in the economy, the negative impact of the broad-based industry slowdown and other factors, Aved Display Technologies ("ADT") and Integrated Display Technologies ("IDT") have not generated cash flows as anticipated. As a result, during the second quarter of 2001, management decided to discontinue these divisions. Accordingly, these divisions are accounted for as discontinued operations in the accompanying unaudited Consolidated Condensed Financial Statements. The loss on disposal of $15.1 million on a pretax basis includes the estimated costs and expenses associated with the disposal of $14.9 million primarily made up of the write-off of $4.5 million of inventory and $8.6 million of accounts receivable. In addition, the loss on disposal includes a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which is expected to continue for approximately two months. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

After giving effect to the non-cash charges and the loss from discontinued operations discussed above, the Company had net losses of $(14.0) million, or $(3.63) per share (diluted), and $(13.3) million, or $(3.45) per share (diluted), for the quarter and six months ended June 30, 2001, compared to net income of $2.9 million, or $0.71 per share (diluted), and $4.2 million, or $1.02 per share (diluted), for the 2000 periods.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 2001 decreased to $122.3 million from working capital of $159.6 million at December 31, 2000. The current ratio was 2.88:1 at June 30, 2001 compared to 2.93:1 at December 31, 2000. The decrease in working capital was primarily due to decreases in accounts receivable and inventory which were partially offset by a decrease in accounts payable. Accounts receivable levels at June 30, 2001 were $61.2 million, compared to accounts receivable of $91.8 million at December 31, 2000. The decrease in accounts receivable was due to the significant reduction in sales in the second quarter of 2001 compared to the latter part of 2000, as well as to the non-cash write-offs discussed previously. Inventory levels were $121.5 million at June 30, 2001, down from $146.4 million at December 31, 2000. The decrease in inventory reflects our efforts to bring inventory positions in line with the reduced levels of sales as well as the non-cash inventory write-offs discussed previously. Accounts payable and accrued expenses decreased to $64.6 million at June 30, 2001 compared to $81.2 million at December 31, 2000 as a result of reduced purchases combined with the delay or cancellation of purchase orders in an effort to bring inventory levels in line with the reduced levels of sales.

Outstanding borrowings at June 30, 2001 under the Company's line of credit facility aggregated $104.4 million. The Company's credit facility was amended subsequent to but effective as of the balance sheet date. As part of this amendment, the line of credit facility was reduced from $150 million to $125 million to better match the Company's borrowing requirements. This change benefits the Company by reducing the amount of the fee charged on the unused portion of the credit facility. Since June 30, 2001, outstanding borrowings under the credit facility have declined to $94.7 million at August 10, 2001. In connection with the reduction of the credit facility to $125 million, $112,000 of deferred financing fees was written off to interest expense effective as of June 30, 2001. Also as part of the amendment, effective June 30, 2001, certain financial covenants were modified. In addition, the interest rate margins on the credit facility were increased to, at the Company's option, 1.0% for the prime rate portion or 3.25% for the LIBOR portion, effective August 14, 2001. Borrowings under this facility are collateralized by substantially all of the Company's assets.

The Company currently expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Forward-Looking Statements; Business Risks
------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of or increase in the broad-based industry slowdown resulting in the decline or increasing decline (as the case may be) in demand for electronic components and further excess customer inventory; continuing or worsening in the overall economic weakness; the reduced effectiveness of the Company's business and marketing strategies; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the failure to achieve the expected impact from expense reduction programs; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs; an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility and from other sources (debt and/or equity) to support the Company's operations; problems with telecommunication, computer and information systems; the inability of the Company to open new sales offices in a timely and cost-effective manner and to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof; a decline in technology growth; the failure to achieve acceptance of or grow in all or some of the new technologies that have been or are being supported by the Company; the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations; a change in interest rates; and the other risks and factors including those detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2000 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     The Company has not issued or sold any unregistered securities during the quarter ended June 30, 2001, although, pursuant to the Company's Employee Stock Option Plan, the Company granted stock options to six individuals during the quarter ended June 30, 2001, to purchase 7,750 shares of the Company's Common Stock at an exercise price of $5.64 per share and, pursuant to the Company's Nonemployee Director Stock Option Plan, the Company granted stock options to one individual during the quarter ended June 30, 2001 to purchase an aggregate of 1,500 shares of the Company's Common Stock at an exercise price of $7.15 per share. The stock options relating to the Employee Stock Option Plan vest over a five-year period and are exercisable over a six-year period and the stock options relating to the Nonemployee Director Stock Option Plan vest over a two-year period and are exercisable over a ten-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See
     Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         10.1 Amendment No. 9 to Loan and Security Agreement dated August 14, 2001.
         11.1     Statement Re: Computation of Per Share Earnings (Unaudited).

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


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

                                       All American Semiconductor, Inc.
                                       -----------------------------------------
                                       (Registrant)

Date:  August 14, 2001                 /s/ PAUL GOLDBERG
                                       -----------------------------------------
                                       Paul Goldberg, Chairman of the Board
                                       (Duly Authorized Officer)

Date:  August 14, 2001                 /s/ HOWARD L. FLANDERS
                                       -----------------------------------------
                                       Howard L. Flanders, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)