Form 10-Q
period 2001-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2001-11-19
CIK 818074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934
                                     --or--
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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

As of November 9, 2001, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX



Part   Item                                                                                      Page
No.    No.    Description                                                                         No.
-----------------------------------------------------------------------------------------------------
I             FINANCIAL INFORMATION:

       1.     Financial Statements

              Consolidated Condensed Balance Sheets at September 30, 2001
                (Unaudited) and December 31, 2000................................................   1

              Consolidated Condensed Statements of Operations for the Quarters
                and Nine Months Ended September 30, 2001 and 2000 (Unaudited)....................   2

              Consolidated Condensed Statements of Cash Flows for the
                Nine Months Ended September 30, 2001 and 2000 (Unaudited)........................   3

              Notes to Consolidated Condensed Financial Statements (Unaudited)...................   4

       2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................   8

       3.     Quantitative and Qualitative Disclosures about Market Risk.........................  11

II            OTHER INFORMATION:

       2.     Changes in Securities and Use of Proceeds..........................................  12

       4.     Submission of Matters to a Vote of Security Holders................................  12

       6.     Exhibits and Reports on Form 8-K...................................................  13

              SIGNATURES.........................................................................  13


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30           December 31
ASSETS                                                                                  2001                  2000
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Current assets:
  Cash  ..............................................................       $       625,000       $       335,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,497,000 and $3,283,000.............................            59,798,000            91,812,000
  Inventories.........................................................            98,427,000           146,444,000
  Other current assets, including income tax benefit..................            12,273,000             3,745,000
                                                                             ---------------       ---------------
    Total current assets..............................................           171,123,000           242,336,000
Property, plant and equipment - net...................................             3,747,000             4,255,000
Deposits and other assets.............................................             3,322,000             2,687,000
Excess of cost over fair value of net assets acquired - net...........               459,000               950,000
                                                                             ---------------       ---------------
                                                                             $   178,651,000       $   250,228,000
                                                                             ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt...................................       $       262,000       $       240,000
  Accounts payable and accrued expenses...............................            64,360,000            81,234,000
  Income taxes payable................................................                     -               968,000
  Other current liabilities...........................................               261,000               304,000
                                                                             ---------------       ---------------
    Total current liabilities.........................................            64,883,000            82,746,000
Long-term debt:
  Notes payable.......................................................            80,671,000           120,643,000
  Subordinated debt...................................................             6,009,000             6,043,000
  Other long-term debt................................................             1,180,000             1,198,000
                                                                             ---------------       ---------------
                                                                                 152,743,000           210,630,000
                                                                             ---------------       ---------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................................                    --                    --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,040,150 and 4,039,620 shares issued and outstanding.............                40,000                40,000
  Capital in excess of par value......................................            26,328,000            26,326,000
  Retained earnings...................................................               475,000            14,167,000
  Treasury stock, at cost, 183,246 shares.............................              (935,000)             (935,000)
                                                                             ---------------       ---------------
                                                                                  25,908,000            39,598,000
                                                                             ---------------       ---------------
                                                                             $   178,651,000       $   250,228,000
                                                                             ===============       ===============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Quarters                           Nine Months
PERIODS ENDED SEPTEMBER 30                               2001             2000               2001             2000
------------------------------------------------------------------------------------------------------------------
NET SALES..................................   $    88,767,000   $   151,758,000   $   314,746,000  $   382,463,000
Cost of sales..............................       (70,910,000)     (120,080,000)     (258,737,000)    (303,746,000)
                                              ---------------   ---------------   ---------------  ---------------
Gross profit...............................        17,857,000        31,678,000        56,009,000       78,717,000
Selling, general and
  administrative expenses..................       (16,668,000)      (21,053,000)      (57,467,000)     (57,533,000)
Impairment of goodwill.....................                --                --          (450,000)              --
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS.....................         1,189,000        10,625,000        (1,908,000)      21,184,000
Interest expense...........................        (1,860,000)       (2,246,000)       (6,978,000)      (5,666,000)
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES......................          (671,000)        8,379,000        (8,886,000)      15,518,000
Income tax (provision) benefit.............           290,000        (3,603,000)        3,452,000       (6,675,000)
                                              ---------------   ---------------   ---------------  ---------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS..................          (381,000)        4,776,000        (5,434,000)       8,843,000
Discontinued operations:
Income (loss) from operations (net
  of $26,000; $(244,000) and $(43,000)
  income tax benefit (provision)) .........                --           (35,000)          323,000           57,000
Loss on disposal (net of $6,474,000
  income tax benefit) .....................                --                --        (8,581,000)              --
                                              ---------------   ---------------   ---------------  ---------------
NET INCOME (LOSS)..........................   $      (381,000)  $     4,741,000   $   (13,692,000) $     8,900,000
                                              ===============   ===============   ===============  ===============

Basic earnings per share:
Income (loss) from
  continuing operations....................           $  (.10)          $  1.24           $ (1.41)         $  2.31
Discontinued operations....................                --              (.01)            (2.14)             .02
                                                      -------           -------           -------          -------
Net income (loss) .........................           $  (.10)          $  1.23           $ (3.55)         $  2.33
                                                      =======           =======           =======          =======

Diluted earnings per share:
Income (loss) from
  continuing operations....................           $  (.10)          $  1.11           $ (1.41)         $  2.14
Discontinued operations....................                --              (.01)            (2.14)             .01
                                                      -------           -------           -------          -------
Net income (loss)..........................           $  (.10)          $  1.10           $ (3.55)         $  2.15
                                                      =======           =======           =======          =======

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                                          2001                  2000
------------------------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used For) Operating Activities................        $   32,642,000        $  (36,633,000)
                                                                              --------------        --------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.................................              (342,000)             (753,000)
Decrease (increase) in other assets...................................             8,004,000               (42,000)
                                                                              --------------        --------------

      Cash flows provided by (used for) investing activities..........             7,662,000              (795,000)
                                                                              --------------        --------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement............           (39,834,000)           37,430,000
Repayments of notes payable...........................................              (182,000)             (213,000)
Purchase of treasury shares...........................................                    --               (28,000)
Net proceeds from issuance of equity securities.......................                 2,000               382,000
                                                                              --------------        --------------

      Cash flows provided by (used for) financing activities..........           (40,014,000)           37,571,000
                                                                              --------------        --------------

Increase in cash......................................................               290,000               143,000
Cash, beginning of period.............................................               335,000               173,000
                                                                              --------------        --------------

Cash, end of period...................................................        $      625,000        $      316,000
                                                                              ==============        ==============

Supplemental Cash Flow Information:
Interest paid.........................................................        $    6,898,000        $    4,453,000
                                                                              ==============        ==============

Income taxes paid.....................................................        $      874,000        $    4,071,000
                                                                              ==============        ==============

See notes to consolidated condensed financial statements

                                                         3

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2001, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2000) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                 Quarters                  Nine Months
Periods Ended September 30                   2001         2000          2001         2000
-----------------------------------------------------------------------------------------
Basic...............................    3,856,904    3,844,454     3,856,904    3,820,112
Diluted.............................    3,856,904    4,295,192     3,856,904    4,140,648

2.   LONG-TERM DEBT

Outstanding borrowings at September 30, 2001 under the Company's line of credit facility aggregated $80,655,000. The Company's credit facility was amended subsequent to but effective as of the balance sheet date. As part of the amendment, the line of credit facility was reduced from $125 million to $100 million to better match the Company's present borrowing requirements. The credit facility was previously amended to reduce the line of credit from $150 million to $125 million effective at the end of the second quarter of 2001. These reductions benefit the Company by decreasing the amount of the fee charged on the unused portion of the credit facility. In connection with the reductions of the credit facility, $102,000 and $112,000 of deferred financing fees were written off to interest expense effective as of September 30 and June 30, 2001, respectively. As part of these amendments, effective September 30 and June 30, 2001, certain financial covenants were modified. Also effective June 30, 2001, the interest rate margins on the credit facility were increased to, at the Company's option, 1.0% for the prime rate portion or 3.25% for the LIBOR portion, commencing August 14, 2001. Borrowings under this facility are collateralized by substantially all of the Company's assets.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

3.   OPTIONS

During the quarter ended September 30, 2001, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Employee Stock Option Plan"). During the quarter ended September 30, 2001, 9,620 stock options were canceled at exercise prices ranging from $3.27 to $13.02 per share.

During the quarter ended September 30, 2001, the Company granted an aggregate of 3,000 stock options to three individuals pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended (the "Director Stock Option Plan"). These options have an exercise price of $5.35 per share (fair market value at date of grant), vest over a two-year period and are exercisable over a ten-year period.

At the Company's 2001 annual meeting of shareholders which was held on August 22, 2001 (the "Annual Meeting"), the shareholders of the Company approved an amendment to the Employee Stock Option Plan increasing the number of shares of Common Stock reserved for issuance under the Employee Stock Option Plan to 1,100,000 shares. At the Annual Meeting the shareholders of the Company also approved an amendment to the Director Stock Option Plan to increase the number of nonqualified stock options to purchase shares of common stock automatically awarded to each nonemployee director on the date of each annual meeting of the shareholders of the Company to 1,000 shares.

During the quarter ended June 30, 2001, the Company granted an aggregate of 7,750 stock options to six individuals pursuant to the Employee Stock Option Plan. These options have an exercise price of $5.64 per share (fair market value at date of grant), vest over a five-year period and are exercisable over a six-year period. During the quarter ended June 30, 2001, 109,800 stock options were canceled at exercise prices ranging from $3.27 to $16.71 per share. The 109,800 stock options canceled include 88,900 options canceled effective June 21, 2001 which had exercise prices ranging from $13.02 to $16.71 per share. In connection with the cancellation of these 88,900 options, the Company has agreed with each of the Company's employees electing such cancellation to issue no earlier than six months but no later than nine months from the date of cancellation, an equal number of options at the then fair market value of the Company's common stock.

During the quarter ended June 30, 2001, the Company granted 1,500 stock options to one individual pursuant to the Director Stock Option Plan. These options have an exercise price of $7.15 per share (fair market value at date of grant), vest over a two-year period and are exercisable over a ten-year period.

During the quarter ended March 31, 2001, no stock options were granted by the Company pursuant to its stock option plans. During the quarter ended March 31, 2001, under the Employee Stock Option Plan a total of 530 stock options were exercised at exercise prices ranging from $3.27 to $4.49 per share and a total of 2,000 stock options were canceled at exercise prices ranging from $3.27 to $13.02 per share.

4.   SPECIAL CHARGES

As a result of a slowing economy and a severe widespread industry downturn, in the second quarter of 2001, the Company was forced to write off certain accounts receivable aggregating approximately $1.5 million. This write-off is reflected in "Selling, general and administrative expenses" in the accompanying unaudited Consolidated Condensed Statements of Operations for the nine months ended September 30, 2001.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

During 2000, the Company's inventory levels increased substantially to support higher levels of sales based on customer orders and forecasts. Inventory also increased during 2000 as a result of the addition of new suppliers and the anticipated sales growth related thereto. During the fourth quarter of 2000, a combination of excess product availability, a slowing economy and other factors created a sudden and significant adverse change in market conditions in our industry. As a result of this change, the customer base had a significant amount of excess inventory. In an effort to correct their inventory positions, customers began rescheduling and canceling their orders and returned significant amounts of inventory. Accordingly, purchase orders with the Company's supplier base were delayed or canceled and the Company used its inventory return privileges wherever possible. These efforts were made in an attempt to achieve inventory levels which more closely support the Company's reduced backlog from its customers as well as to improve the Company's product mix. Even after taking these measures, as industry conditions continued to worsen, the prospect of customers taking the inventory that was returned or subject to rescheduled orders became more and more remote. As a result of this and the severe adverse industry conditions, the Company wrote off inventory aggregating approximately $6.0 million during the second quarter of 2001. The portion of inventory that was written off has been scrapped and removed from stock. There can be no assurance that adverse market conditions will not continue or worsen and that further corrections may not be necessary in the future.

5.   DISCONTINUED OPERATIONS

As a result of an acquisition in 1995, the Company created Aved Display Technologies ("ADT"), a separate division engaged in the design, development and manufacture of several proprietary driver board products for flat panel display applications. In the fourth quarter of 2000, the Company created a division which operated under the name Integrated Display Technologies ("IDT"). This division was intended to address customer needs for design, integration and turnkey support for display solutions and specialized display applications. Due to the overall weakness in the economy, the negative impact of the broad-based industry slowdown and other factors, ADT and IDT did not generate cash flows as anticipated. As a result, management decided to discontinue these divisions. The Company finalized its plan of disposal during the second quarter of 2001. Accordingly, these divisions are accounted for as discontinued operations and the results of operations for all periods shown are segregated in the accompanying unaudited Consolidated Condensed Statements of Operations. The loss on disposal of $15,055,000 on a pretax basis includes the estimated costs and expenses associated with the disposal of $14,943,000 primarily made up of the write-off of $4,488,000 of inventory and $8,586,000 of accounts receivable. The inventory that was written off has been scrapped and removed from stock. In addition, the loss on disposal includes a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which continued for approximately two months.

Sales from these divisions, including the related turnkey support business, were $768,000 for the three months ended September 30, 2000; and were $6,997,000 for the nine months ended September 30, 2001 and $3,330,000 for the comparable 2000 period. The net assets of discontinued operations, after reflecting certain non-cash write-offs included in the accompanying unaudited Consolidated Condensed Balance Sheet at September 30, 2001, are summarized as follows:

     Other current assets.................................     $   21,000
     Property, plant and equipment - net..................         18,000
     Current liabilities..................................         (8,000)
                                                               ----------
     Net assets...........................................     $   31,000
                                                               ==========

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting is no longer allowed for business combinations and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The effect of the nonamortization provisions of the Statements is not expected to be material.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

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

Results of Operations
---------------------

Net sales from continuing operations for the quarter and nine months ended September 30, 2001 were $88.8 million and $314.7 million, respectively, representing a 41.5% and 17.7% decrease over record sales from continuing operations of $151.8 million and $382.5 million for the same periods of 2000. The decreases were attributable to a broad-based industry slowdown, continued weakness in demand for electronic components as well as the general weakness in the overall economy. Management expects that the weakness in sales may continue through at least the first quarter of 2002. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited) for net sales from discontinued operations.

Gross profit was $17.9 million for the third quarter of 2001, representing a 43.6% decrease from gross profit of $31.7 million for the same period of 2000. Without giving effect to a non-cash inventory write-off of approximately $6.0 million which occurred in the second quarter of 2001 (see Note 4 to Notes to Consolidated Condensed Financial Statements (Unaudited)), gross profit was $62.0 million for the first nine months of 2001, representing a 21.2% decrease from gross profit of $78.7 million for the same period of 2000. The decreases were due to the declines in sales as well as decreases in gross profit margins as a percentage of net sales. The gross profit margin as a percentage of net sales was 20.1% for the third quarter of 2001 compared to 20.9% for the third quarter of 2000. For the first nine months of 2001, without giving effect to the inventory write-off in the second quarter of 2001, the gross profit margin as a percentage of net sales was 19.7% compared to 20.6% for the same period of 2000. The decreases in gross profit margins reflect a general industry slowdown, continued weakness in demand for electronic components and excess product availability. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects the downward pressure on gross profit margins to continue. After giving effect to the inventory write-off taken in the second quarter of 2001, gross profit dollars were $56.0 million and the gross profit margin was 17.8% for the first nine months of 2001.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

Selling, general and administrative expenses ("SG&A") was $16.7 million for the third quarter of 2001 compared to $21.1 million for the third quarter of 2000. SG&A for the first nine months of 2001, without giving effect to the write-off of $1.5 million of accounts receivable, was $56.0 million compared to $57.5 million for the same period of 2000. The decreases in SG&A for the third quarter and first nine months of 2001, compared to the 2000 periods, reflect the implementation of certain expense reduction programs, including workforce and salary reductions, all of which began during the second quarter of 2001. The decreases also reflect a reduction in variable expenses associated with the decline in gross profit dollars. After giving effect to the write-off of certain accounts receivable taken in the second quarter of 2001, SG&A was $57.5 million for the first nine months of 2001.

SG&A as percentage of net sales was 18.8% for the third quarter of 2001 compared to 13.9% for the same period of 2000. Without giving effect to the write-off of accounts receivable taken in the second quarter of 2001, SG&A as a percentage of net sales was 17.8% for the first nine months of 2001 compared to 15.0% for the first nine months of 2000. The increases in SG&A as a percentage of net sales reflect the significant declines in sales, slightly offset by the decreases in SG&A discussed above. After taking into account the write-off of accounts receivable taken in the second quarter of 2001, SG&A as a percentage of net sales for the first nine months of 2001 was 18.3%.

Income from continuing operations was $1.2 million for the third quarter of 2001 compared to $10.6 million for the third quarter of 2000. Excluding the non-cash charges for inventory write-offs, accounts receivable write-offs and a $450,000 write-off of goodwill (see Note 6 to Notes to Consolidated Condensed Financial Statements (Unaudited)) all taken in the second quarter of 2001, income from continuing operations was $6.0 million for the first nine months of 2001 compared to $21.2 million for the first nine months of 2000. The decreases in income from continuing operations for the third quarter and first nine months of 2001 (excluding the non-cash charges in the nine-month period), compared to the same periods of 2000, were primarily attributable to decreases in sales and gross profit dollars which were partially offset by the decreases in SG&A described above. See Notes 4 and 6 to Notes to Consolidated Condensed Financial Statements (Unaudited). After giving effect to the non-cash charges taken in the second quarter of 2001, the Company had a loss from continuing operations of $(1.9) million for the nine months ended September 30, 2001 compared to $21.2 million of income from continuing operations for the same period of 2000.

Interest expense decreased to $1.9 million for the third quarter of 2001 compared to $2.2 million for the same period of 2000. The decrease in interest expense resulted from a decrease in our average borrowings, as well as a decrease in overall interest rates which more than offset the impact from the increase in our interest rate margins discussed below. Interest expense increased to $7.0 million for the first nine months of 2001 compared to $5.7 million for the first nine months of 2000. The increase in interest expense for the nine months ended September 30, 2001 resulted from the growth in our average borrowings during the first half of 2001 caused by the increases in inventory and accounts receivable as well as the expansion of our infrastructure which began during the second half of 2000 and continued into early 2001, all to support higher levels of sales experienced during the second half of 2000 and the anticipation of higher sales levels continuing through 2001. Effective August 14, 2001, the interest rate margins under the Company's line of credit agreement increased. The impact from the growth in average borrowings and the increase in the Company's interest rate margins during the first nine months of 2001 was partially offset by a decrease in overall interest rates. Interest expense for the third quarter and first nine months of 2001 includes non-cash charges of $102,000 and $214,000, respectively, representing write-offs of deferred financing fees in connection with the reductions of the Company's credit facility in the second and third quarters of 2001. See Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

Due to the overall weakness in the economy, the negative impact of the broad-based industry slowdown and other factors, Aved Display Technologies ("ADT") and Integrated Display Technologies ("IDT") did not generate the cash flows anticipated. As a result, during the second quarter of 2001, management decided to discontinue these divisions. Accordingly, these divisions are accounted for as discontinued operations in the accompanying unaudited Consolidated Condensed Financial Statements. The loss on disposal of $15.1 million on a pretax basis includes the estimated costs and expenses associated with the disposal of $14.9 million primarily made up of the write-off of $4.5 million of inventory and $8.6 million of accounts receivable. In addition, the loss on disposal includes a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which continued for approximately two months. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

The Company had a net loss for the quarter ended September 30, 2001 of $(381,000), or $(.10) per share (diluted), compared to net income of $4.7 million, or $1.10 per share (diluted), for the quarter ended September 30, 2000. After giving effect to the non-cash charges and the loss from discontinued operations discussed above, the Company had a net loss of $(13.7) million, or $(3.55) per share (diluted), for the first nine months of 2001, compared to net income of $8.9 million, or $2.15 per share (diluted), for the comparable 2000 period.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 2001 decreased to $106.2 million from working capital of $159.6 million at December 31, 2000. The current ratio was 2.64:1 at September 30, 2001 compared to 2.93:1 at December 31, 2000. The decrease in working capital was primarily due to decreases in accounts receivable and inventory which were partially offset by a decrease in accounts payable and an income tax benefit. Accounts receivable levels at September 30, 2001 were $59.8 million, compared to accounts receivable of $91.8 million at December 31, 2000. The decrease in accounts receivable was due to the significant reduction in sales in the third quarter of 2001 compared to the latter part of 2000. Inventory levels were $98.4 million at September 30, 2001, down from $146.4 million at December 31, 2000. The decrease in inventory reflects our efforts to bring inventory positions in line with the reduced levels of sales as well as the non-cash inventory write-offs taken in the second quarter of 2001. Accounts payable and accrued expenses decreased to $64.4 million at September 30, 2001 compared to $81.2 million at December 31, 2000 as a result of reduced purchases combined with the delay or cancellation of purchase orders in an effort to bring inventory levels in line with the reduced level of sales.

Outstanding borrowings under the Company's line of credit facility aggregated $80.7 million at September 30, 2001. The Company's credit facility was amended subsequent to but effective as of the balance sheet date. As part of the amendment, the line of credit facility was reduced from $125 million to $100 million to better match the Company's present borrowing requirements. The credit facility was previously amended to reduce the line of credit from $150 million to $125 million effective at the end of the second quarter of 2001. These reductions benefit the Company by decreasing the amount of the fee charged on the unused portion of the credit facility. In connection with the reductions of the credit facility, $102,000 and $112,000 of deferred financing fees were written off to interest expense effective as of September 30 and June 30, 2001, respectively. As part of the amendments, effective September 30 and June 30, 2001, certain financial covenants were modified. Also effective June 30, 2001, the interest rate margins on the credit facility were increased to, at the Company's option, 1.0% for the prime rate portion or 3.25% for the LIBOR portion, commencing August 14, 2001. Borrowings under this facility are collateralized by substantially all of the Company's assets.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES
================================================================================

Forward-Looking Statements; Business Risks
------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's future performance and operating results, its bookings, products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of or increase in the broad-based industry slowdown resulting in the decline or increasing decline (as the case may be) in demand for electronic components and further excess customer inventory; continuing or worsening in the overall economic weakness; the reduced effectiveness of the Company's business and marketing strategies; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the failure to achieve the expected impact from expense reduction programs and further expense reductions to the extent necessary; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs; an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility and from other sources (debt and/or equity) to support the Company's operations; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings and continue to enhance its service capabilities and the timing and cost thereof; a decline in technology growth; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; the impact on certain of the Company's suppliers and customers of economic or financial turbulence in off-shore economies and/or financial markets, change in government tariffs or duties, currency fluctuations; an increase in interest rates; the adverse impact of terrorism on the economy; and the other risks and factors including those detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2000 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

ITEM 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     The Company has not issued or sold any unregistered securities during the quarter ended September 30, 2001, although, pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended, the Company granted stock options to three individuals to purchase an aggregate of 3,000 shares of the Company's Common Stock at an exercise price of $5.35 per share. The stock options vest over a two-year period and are exercisable over a ten-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) On August 22, 2001, the Company held its 2001 annual meeting of shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of two directors of the Company. The two nominees, who were existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

     Nominee for Director      For                          Abstain
     --------------------      ---------                    -------
     Daniel M. Robbin          3,202,168       91.1%        313,086        8.9%
     Lewis B. Freeman          3,202,168       91.1%        313,086        8.9%

     The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders, Rick Gordon, Robin L. Crandell and Richard E. Siegel.

(c) The following three additional matters were separately voted upon at the Annual Meeting and each of the matters received the votes of the holders of the number of shares of Common Stock and the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting as indicated below:

     (1) Proposal to approve the increase in the number of shares of common stock reserved for issuance under the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, to 1,100,000 shares
         For                 1,211,227            67.6%
         Against               565,039            31.5%
         Abstain                16,945              .9%

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

     (2) Proposal to approve the increase in the number of nonqualified stock options automatically awarded to each nonemployee director on the date of each annual meeting of shareholders of the Company under the 2000 Nonemployee Director Stock Option Plan, as amended, to 1,000 shares
         For                 1,190,541            66.4%
         Against               526,313            29.3%
         Abstain                76,357             4.3%

     (3) Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 2001
         For                 3,438,850            97.8%
         Against                67,624             1.9%
         Abstain                 8,780              .3%

     There were 1,722,043 broker or nominee non-votes for each of proposals (1) and (2) above.

(d)  Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

     10.1    Amendment No. 10 to Loan and Security Agreement dated November 14,
             2001.
     11.1    Statement Re:  Computation of Per Share Earnings (Unaudited).

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             All American Semiconductor, Inc.
                             ---------------------------------------------------
                             (Registrant)

Date:  November 19, 2001     /s/ Paul Goldberg
                             ---------------------------------------------------
                             Paul Goldberg, Chairman of the Board
                             (Duly Authorized Officer)

Date:  November 19, 2001     /s/ Howard L. Flanders
                             ---------------------------------------------------
                             Howard L. Flanders, Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)