Form 10-K
period 2001-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2002-03-29
CIK 818074

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

                   For the fiscal year ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2002, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $14,200,000.

                      Documents Incorporated by Reference:
Portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 2001

Table of Contents


Part     Item                                                                                       Page
No.      No.     Description                                                                         No.
---      ---     -----------                                                                         ---
I          1     Business......................................................................        1
           2     Properties....................................................................       12
           3     Legal Proceedings.............................................................       13
           4     Submission of Matters to a Vote of Security-Holders...........................       13


II         5     Market for the Registrant's Common Equity and Related Stockholder Matters.....       13
           6     Selected Financial Data.......................................................       15
           7     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................       16
           7A    Quantitative and Qualitative Disclosures about Market Risk....................       26
           8     Financial Statements and Supplementary Data...................................       26
           9     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.........................................       26


III       10     Directors and Executive Officers of the Registrant............................       26
          11     Executive Compensation........................................................       26
          12     Security Ownership of Certain Beneficial Owners and Management................       26
          13     Certain Relationships and Related Transactions................................       26


IV        14     Exhibits, Financial Statement Schedule, and Reports on Form 8-K...............       27

                                     PART I

ITEM 1.  Business
-------  --------

General
-------

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products division of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's division, certain memory modules which are sold to original equipment manufacturers. Prior to the second quarter of 2001, the Company also designed and had manufactured under the label of Aved Display Technologies, a division of the Company, certain board-level products including flat panel display driver boards. As a result of adverse industry conditions and other factors, management decided to discontinue its Aved Display Technologies division during the second quarter of 2001. See "Products."

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the 6th largest distributor of semiconductors and the 12th largest electronic components distributor overall in the United States, out of an industry group that numbers more than 1,000 distributors.

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

The Electronics and Electronics Distribution Industries
-------------------------------------------------------

The electronics industry is one of the largest industries in the United States. Prior to 2001, it was also one of the fastest growing industries. During 2001, the electronics and the electronics distribution industries suffered one of the most severe downturns in the industries' history with global sales of semiconductors declining by over 30%. Industry associations project that electronic component revenue and total U.S. factory sales of electronic products will resume growth in the future. Historically, the growth of these industries has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, home office and portable equipment, networking, satellite, wireless and other communications products, infrastructure equipment and appliances for the Internet, voting and gaming machines, point-of-sale equipment and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, automotive, consumer and military products. Worldwide consumption of semiconductor products grew from $126 billion in 1998 to over $200 billion in 2000. Industry associations estimated that worldwide consumption of semiconductors declined to $139 billion in 2001. Analysts project that consumption of semiconductor products will reach $218 billion in 2004.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products currently account for approximately two-thirds of the electronic components distribution marketplace, while systems and computer products account for the remainder. The Company only participates in the distribution of semiconductors and passive/electromechanical products which account for two of the three industry product groups.

Distributors are an integral part of the electronics industry. During 2001, an estimated $25 billion of electronic components were sold through distribution in North America, up from $10 billion in 1992. Over the years there has been a growing trend for distribution to play an increasing role in the electronics industry. Original equipment manufacturers and contract electronics manufacturers which utilize electronic components are increasingly looking to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for original equipment manufacturers and contract electronics manufacturers, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that original equipment manufacturers and contract electronics manufacturers will continue to increase their service and quality requirements, and that this trend will result in original equipment manufacturers, contract electronics manufacturers and electronic component manufacturers continuing to be dependent on distributors in the future.

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

As a result of the trends discussed above, management believes that distribution will continue to be involved in an increasing portion of the electronics industry.

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

Business Strategy
-----------------

The Company's strategy is to achieve growth and to gain market share by: (i) taking advantage of consolidation trends, (ii) increasing the number of customers it sells to through a combination of expanding existing sales offices, opening new sales offices and making selective acquisitions; (iii) increasing sales to existing customers by continuing to add new suppliers and expand its product offerings and service capabilities; and (iv) increasing its participation in e-commerce.

In an effort to accelerate internal growth, during 1999 the Company was enhancing its management team in many areas and reformulating and implementing strategies for expansion. The first half of 1999 was marked with continued pressure on profitability throughout the industry as well as turmoil resulting from accelerated consolidation trends. During the second half of 1999 market conditions began to change as the excessive supply environment reversed, product lead times began to stretch and some product groups went on allocation. As a result, gross profit margins began to increase slightly. This reversal of market conditions, combined with the expansion and other strategic decisions implemented by management, enabled the Company to achieve improved results and greater market penetration during the second half of 1999 which improvements accelerated during 2000 resulting in the highest sales and profitability levels in the Company's history. Even though 2000 was a record year, during the fourth quarter the industry experienced a dramatic slowdown which progressively and significantly worsened throughout 2001. While management believes that it may be able to increase market share and return to profitability in the future, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

Expansion

Prior to 2001 the Company drove significant expansion including opening new offices, relocating and expanding existing offices and acquiring other companies, all in order to increase its sales volume, expand its geographic coverage and become recognized as a national distributor. See "Sales and Marketing-Sales Office Locations." As a result of the implementation of the Company's business strategy, the Company experienced significant growth in 1999 and 2000. In order to effectively drive and manage its expansion, in 1999 and 2000 the Company: (i) restructured, enhanced and expanded its sales staff and sales management and marketing teams; (ii) expanded its quality control programs; (iii) expanded its corporate operations department; (iv) enhanced its state-of-the-art distribution technology; and (v) enhanced its asset management capabilities through new computer and telecommunications equipment and, during 2000, through the opening of a west coast asset management group. To keep up with industry trends the Company made significant investments in its web site and Internet capabilities as well as other forms of e-commerce; and in that regard during 1999 created its own web development group. The Company also expanded its investment in its Field Application Engineer Program. In addition to adding field application engineers to the program, in 2000 the Company created the All American Technical Sales Program and opened the All American Technical Center. Additionally, the Company continued to increase its investment in its materials management solutions capabilities which is now referred to as Supply Chain Management. As the Company developed a greater visibility at the industry's top tier customer base, the Company created an Executive Accounts Program. To better service the large customer base in the western part of the United States and to enhance relationships with a supplier base that is predominantly based in California, the Company dramatically expanded its west coast corporate offices and relocated the President and Chief Executive Officer of the Company to San Jose to be based where sales and marketing functions are headquartered. The Company also expanded the operations of its west coast programming and distribution center.

As a result of a severe industry downturn that began with a dramatic slowdown during the fourth quarter of 2000, the Company progressively reduced its workforce and discontinued certain of its non-core operations. See "Employees" and "Products-Flat Panel Display Products" and Note 7 to Notes to Consolidated Financial Statements. As market conditions improve, the Company expects to resume its growth strategy.

Increasing Product Offerings

The Company intends to continue its efforts to increase the number and breadth of its product offerings, thereby allowing it to attract new customers and to represent a larger percentage of the purchases being made by its existing customers. As part of its efforts to attract new suppliers and expand its product offerings, prior to 2001 the Company had expanded its service capabilities and opened new sales offices (see "Expansion").

During recent years, the Company added many new suppliers and expects to add additional suppliers in the future. These new suppliers are intended to offer larger growth opportunities than some of the smaller suppliers that the Company has done business with in the past. New supplier relationships generally require up-front investments that could take substantial time to provide a return.

Service Capabilities

During the past several years, customers have been reducing their approved vendor base in an effort to place a greater percentage of their purchases with fewer, more capable distributors. As part of its overall strategy to increase market penetration, the Company has endeavored to develop state-of-the-art service capabilities. The Company refers to these service capabilities as "distribution technology." The Company believes that it has developed service capabilities comparable to some of the largest distributors in the industry, which service capabilities the Company believes are not yet readily available at many distributors of comparable size to the Company. The Company further believes that these capabilities are not generally made available by the largest distributors to middle market customers, which represent the vast majority of the Company's customer base. See "Competition." Management believes that smaller distributors generally do not have the ability to offer as broad an array of services as the Company. The Company differentiates itself from its competition by making state-of-the-art distribution technology available to both large and middle market customers. Although the Company believes that this differentiation will assist the Company's growth as and when market conditions improve, there can be no assurance that such differentiation exists to the extent that the Company currently believes or that it will continue in the future.

The Company's distribution technology incorporates nationwide access to real-time inventory and pricing information, electronic order entry and rapid order processing. Over the years, the Company expanded its service capabilities for just-in-time deliveries, bar coding, bonded inventory programs, kitting and turnkey services, in-plant stores, in-plant terminals, electronic data interchange programs, automatic inventory replenishment programs and complete supply chain management solutions.

In order to further enhance its service capabilities, the Company also expanded its Field Application Engineer Program. In 2000, the Company augmented its Field Application Engineer Program by starting the All American Technical Sales Program. The All American Technical Sales Program is intended to create another level of salespeople who are certified as technically competent to assist customers in the design process and in design decisions without actually being at the engineering level of a field application engineer. Additionally, the Company opened the All American Technical Center, which is staffed with design specialists that can assist our sales force, our All American Technical Sales people and our field application engineers when a higher level of expertise is needed. The All American Technical Center staff also works on creating reference designs and design tools to assist customers and suppliers. These programs are intended to generate sales by providing customers with engineering support and increased service at the design and development stages. These programs are also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is helpful in attracting new suppliers.

Another important segment of electronics distribution is the sale of programmable semiconductor products. Programmable semiconductors enable customers to reduce the number of components they use by highly customizing one semiconductor to perform a function that otherwise would require several components to accomplish. This saves space and enables customers to reduce the size and cost of their products. In order to effectively sell programmable products, most major distributors have established their own semiconductor programming centers. To participate in this segment of the industry, the Company has a 20,000 square foot facility in Fremont, California (near San Jose) which incorporates a programming and a distribution center. In order to service the then growing customer demand as well as changing technologies, the Company increased its investments in its programming capabilities during 1999 by purchasing additional programming equipment and increasing its programming staff. In addition to enabling the Company to address the market for programmable products, the Company expects that this capability will allow the Company to attract new product lines that require programming capabilities.

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company designed and developed its own web site. In order to further expand its utilization of and functionality on the Internet, the Company created its own web development team in 1999. Additionally, to further its e-commerce strategies the Company engaged with multiple third party Internet/e-commerce companies to expand the visibility of the Company and the ways in which customers can conduct commerce with the Company.

The Company also provides value-added services relating to its passive/electromechanical business.

Quality Controls and ISO Certification

The Company has a total quality management program. The expansion in capacity and service capabilities discussed above were done within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami and Fremont distribution centers and its Fremont programming center have all successfully completed a procedure and quality audit that resulted in their certification under the international quality standard of ISO 9002. This quality standard was established by the International Standards Organization, or ISO, created by the European Economic Community, or EEC. The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC.

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

Flat Panel Display Products

The Company believes that one of the faster growing segments of the electronics industry will result from the expanded utilization of flat panel displays. Flat panel displays are commonly used in laptop computers and are currently replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as personal computers, televisions, automated teller machines, gaming machines and video monitors. In addition to replacing cathode ray tubes in traditional applications, as a result of the lower power requirements and reduced space needs of flat panel displays, the advent of flat panels is enabling the implementation of display applications that were not achievable with cathode ray tubes, such as laptop and palmtop computers, handheld and portable products, voting machines, point-of-sale equipment and advertising displays.

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

The Company has addressed the flat panel display market in several ways. First, the Company has assembled a comprehensive offering of flat panel display products, including products from manufacturers of flat panel displays, as well as manufacturers of the necessary support products such as back-light inverters, driver boards, cabling and touch-screen filaments. The second aspect in addressing the flat panel display market is to develop the technical support necessary to assist customers with integrating flat panel display applications. In this regard the Company's Field Application Engineer Program and marketing department have been developing expertise in flat panel display applications and integration. Additionally, the Company has added flat panel display specialists to its sales and marketing groups. In response to the growing need for support of flat panel display business, during 1999 the Company formed its Display Solutions Group to be a separate group within the Company dedicated entirely to the support of flat panel display opportunities. Through its Display Solutions Group, the Company has expanded its internal staff as well as developed relationships with independent subcontractors, referred to as integrators, in many different geographic locations. This strategy enables the Company to offer a broad selection of products, services and solutions needed to service the varying levels of support required by the customer base.

Another part of the Company's approach to the flat panel display marketplace was with the creation of Aved Display Technologies. Aved Display Technologies, which was a separate division, designed, developed and had manufactured under its own label several proprietary driver board products for flat panel display applications. Another aspect of the Company's approach to the flat panel display marketplace was the creation of Integrated Display Technologies in the fourth quarter of 2000. Integrated Display Technologies, which was run as a separate division, was dedicated to addressing customer needs for design and integration solutions for specialized applications. Due to the overall weakness in the economy, the negative impact of the severe broad-based industry downturn and other factors, Aved Display Technologies and Integrated Display Technologies were discontinued during 2001. See Note 7 to Notes to Consolidated Financial Statements.

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

With respect to products manufactured or assembled for Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service, in their original unmodified condition and in compliance with the Company's terms and conditions.

Customers
---------

The Company markets its products primarily to original equipment manufacturers in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services providers, who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately

12,000 accounts. During 2001, no customer accounted for more than 5% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business.

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

The Company's marketing strategy also includes its e-commerce capabilities through its web site functionality and the development of its portal capabilities to enable its customers to utilize the services available from the Company's strategically selected e-commerce partners.

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

Sales Personnel

As a result of the severe industry downturn the Company went through a significant reduction in its workforce during 2001. As of March 1, 2002, the Company employed 319 people in sales on a full-time basis (as compared to 413 people as of March 1, 2001), of which 130 are field salespeople (of which over 7 are a part of our All American Technical Sales Program), 123 are inside salespeople, 35 are in management, 20 are in administration and 11 are engineers in the Field Application Engineer Program. The Company also had 11 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit goals.

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

Seasonality and Cyclicality

The Company's sales have not historically been materially greater in any particular season or part of the year, however, there is some seasonality to our industry. The electronic components and the electronics distribution industries have historically been cyclical with significant volatility in the cycles. Management believes that this cyclicality and volatility will continue in the future. During the second half of 1999, the industry began entering an up-cycle which continued throughout most of 2000 and was one of the industry's most rapidly growing and strongest up-cycles. In the fourth quarter of 2000 the up-cycle ended and the industry entered another down-cycle which accelerated and continued throughout 2001 and was one of the most rapid and severe down-cycles in the industry's history. Since the Company has experienced improved revenues during the first quarter of 2002 as compared with the fourth quarter of 2001, management believes that the bottom of the down-cycle may have been reached. There can be no assurance, however, that an up-cycle will start soon nor that business will not decline again and not decline further than it did in the fourth quarter of 2001.

Foreign Sales

Sales to foreign countries aggregated approximately $19.8 million, $31.6 million and $24.1 million for 2001, 2000 and 1999, respectively.

Backlog
-------

As is typical of distributors, the Company has a backlog of customer orders. These orders are generally cancelable by the customer. At December 31, 2001, the Company had a backlog in excess of $55 million, compared to a backlog in excess of $158 million at December 31, 2000 and $80 million at December 31, 1999. During 1998 and the first half of 1999 there was an excess availability of product throughout the industry. As a result, customers kept much lower levels of product on order as delivery times were short and prices were often declining. During the second half of 1999 these conditions changed, lead times began to stretch and certain product groups were being allocated by suppliers. As a result, customers began increasing the amount of their scheduled orders. Conditions of tight supply often result in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking). When product availability improves, customers begin to have more inventory than they require and the industry typically experiences backlog cancellations and inventory corrections. While lead times and product availability began to improve toward the end of 2000 the severe product shortages earlier in the year, combined with expectations that the market would continue to expand in 2001, resulted in inflated customer backlogs at the end of 2000. The combination of improved product availability, a slowing economy and other factors resulted in customers beginning to cancel their backlog in the first quarter of 2001. As market conditions worsened, customer backlog deteriorated even further. The Company's backlog of $158 million at December 31, 2000 declined to $116 million at the end of the first quarter of 2001, to $77 million at the end of the second quarter of 2001 and to $59 million at the end of the third quarter of 2001. While it dropped even further to $55 million at December 31, 2001, it increased to $60 million by February 28, 2002.

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

Suppliers
---------

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. In meeting its goal of being recognized as a national distributor, the Company has opened and acquired sales offices in a number of markets throughout the United States and has advertised in national industry publications to demonstrate its distribution capabilities to current and potential suppliers. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of assisting customers in designing-in the suppliers' products at the customer base. To address this requirement, the Company has a Field Application Engineer Program which is currently staffed with 11 engineers. The Company's Field Application Engineer Program is augmented by the All American Technical Sales Program started in 2000. During the last three years, the Company has been successful in adding new suppliers.

Almost all distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 2001, the Company's three largest suppliers accounted for 22%, 6% and 6% of consolidated purchases, respectively. See Note 14 to Notes to Consolidated Financial Statements. While most of the products that the Company sells are available from other sources, the Company's future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. While the Company believes that the loss of a key supplier could have an adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. If the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of, or significant disruption in relationships with, any of the Company's largest suppliers or a significant number of other suppliers in a short period of time could have a material adverse effect on the Company and its operating results. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

The vast majority of the Company's inventory is purchased pursuant to its distribution agreements. The Company does not generally purchase product for inventory unless it is a commonly sold product, there is an outstanding customer order to be filled, a special purchase is available or unless it is an initial stocking package in connection with a new line of products. As a result of the Company's strategy in how it has positioned itself in a rapidly consolidating industry, the Company has been successful in attracting many new suppliers in recent periods. As a result, the Company has added many new stocking packages to its inventory. These new stocking packages typically take time to become productive. While management believes that these new product lines and the resulting stocking packages should provide growth opportunities in the future as and when market conditions improve, there can be no assurance that this strategy will be successful.

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

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). In Denver, Colorado the Company leases a 7,100 square foot facility which is dedicated to certain value-added services and a regional distribution center.

In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division. See "Products." In December 2000, the Company leased 26,700 square feet of space in Irvine, California which housed the operations of the Company's newly created Integrated Display Technologies division. As a result of operations of this division being discontinued during 2001, the Company is attempting to reduce its commitment associated with this space in Irvine, California.

During 1998, the Company entered into a lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet, which had been sublet, is presently vacant.

In addition, the Company leases space for its other sales offices, which offices range in size from approximately 1,000 square feet to 10,000 square feet. See "Sales and Marketing-Sales Office Locations."

Due to the severe industry downturn during 2001, the Company currently has excess space in its sales offices and excess capacity in its distribution centers. To the extent that the Company increases sales in future periods, management expects to realize improved operating efficiencies and economies of scale as a result of its present excess capacity. There can be no assurance, however, that any sales growth will be obtained.

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

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities and to participate in e-commerce, the Company has continually been expanding, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades to meet its computer and communications needs. As and when market conditions improve, the Company believes that these systems enhancements should assist the Company in increasing sales, improving efficiencies and providing the potential for profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved.

Foreign Manufacturing and Trade Regulation
------------------------------------------

A significant number of the components sold by the Company are manufactured by foreign companies and purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. As a result, the Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and policy changes related to, among other things, anti-dumping and other international anti-trust legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during past years, and there can be no assurance that such factors will not have a more significant adverse effect on the Company in the future. Since all of the Company's purchases from foreign companies are transacted with United States subsidiaries or affiliates of these foreign manufacturers, the Company's purchases are paid for in U.S. dollars.

Employees
---------

As a result of the severe industry downturn, the Company went through a significant reduction in its workforce during 2001. As of March 1, 2002, the Company employed 573 persons (as compared to 777 persons as of March 1, 2001), of which 319 are involved in sales and sales management; 86 are involved in marketing; 61 are involved in the distribution centers; 36 are involved in operations; 13 are involved in management; 36 are involved in bookkeeping and clerical; and 22 are involved in information technology. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

Competition
-----------

The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales that have exceeded $13 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors with offices in multiple cities within the United States and local distributors with just one location. With sales offices in 31 cities in 21 states, the Company competes as a national distributor. Additionally, the Company is one of the few national distributors which has offices in Canada and Mexico. The Company, which was recognized by industry sources as the 6th largest distributor of semiconductors and the 12th largest electronic components distributor overall in the United States, believes its primary competition comes from the top 50 distributors in the industry. Recently, there has been an emergence of additional competition from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-brokers and e-exchanges and several other forms of e-commerce companies which have grown with the expanded use of the Internet. While the Company is implementing its own e-commerce strategies, including its web site and multiple portal development, there can be no assurance that the Company will be able to defend its market share against the emergence of these or other new business models.

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater name recognition and assets and possess greater financial, personnel and other resources than does the Company. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; small accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top tier distributors as a result of the product offerings, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business at these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not emphasized by the top tier distributors, or are fill-in or niche products. With its expanded product offering and service capabilities and its quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top tier distributors for the middle and emerging market customer base is not as strong since the largest distributors focus their efforts and resources on the major account base. For this reason, the Company has focused strong efforts on servicing this middle and emerging market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors; by seeking to offer a broader product base and more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to middle and emerging market companies a greater level of service than is offered to them by the major national and global distributors. The Company believes that today the top tier distributors continue their efforts to penetrate the middle market customer base more than they have in the past.

ITEM 2.  Properties
-------  ----------

See "Item 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 12 to Notes to Consolidated Financial Statements.

ITEM 3.  Legal Proceedings
-------  -----------------

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

ITEM 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

Sales Prices of Common Stock
----------------------------

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                        High                    Low
----------------------                       ------                  ------

2000
----
First Quarter                                $19.00                  $ 3.06
Second Quarter                                18.94                    8.75
Third Quarter                                 24.44                   14.63
Fourth Quarter                                21.88                    7.78

2001
----
First Quarter                                 14.50                    6.94
Second Quarter                                 9.30                    5.10
Third Quarter                                  7.40                    2.04
Fourth Quarter                                 4.61                    2.00

2002
----
First Quarter (through March 20, 2002)         4.25                    3.25

Common Stock Purchase Rights Plan
---------------------------------

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

Reverse Stock Split
-------------------

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

As of March 20, 2002, there were approximately 350 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that, based upon information provided by its transfer agent, it has over 5,000 beneficial holders of its common stock.

Dividend Policy
---------------

The Company has never declared or paid cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. It is not anticipated, however, that the Company will pay cash dividends on its common stock in the foreseeable future, inasmuch as it expects to employ all available cash in the Company's operations and future growth of its business. In addition, the Company's revolving line of credit agreement prohibits the payment of any dividends. See Note 9 to Notes to Consolidated Financial Statements.

Sales of Unregistered Securities
--------------------------------

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 2001.

ITEM 6.  Selected Financial Data
-------  -----------------------

The following selected consolidated financial data for the Company for and as of the years 1997 through 2001 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to shares of common stock and per share amounts have been restated to reflect the effect of the Reverse Stock Split. For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2001, see "Quarterly Results of Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

Years Ended December 31                          2001             2000             1999             1998             1997
-------------------------------------------------------------------------------------------------------------------------
Net Sales (1).........................  $ 381,111,000    $ 516,155,000    $ 326,627,000    $ 247,557,000    $ 262,750,000
Cost of Sales (2).....................   (318,363,000)    (409,934,000)    (263,330,000)    (193,354,000)    (205,903,000)
                                        -------------    -------------    -------------    -------------    -------------
Gross Profit..........................     62,748,000      106,221,000       63,297,000       54,203,000       56,847,000
Selling, General and
  Administrative Expenses (3).........    (74,213,000)     (78,368,000)     (55,229,000)     (45,936,000)     (47,186,000)
Impairment of Goodwill................       (895,000)              --               --               --               --
Restructuring and Other Nonrecurring
  Expenses (4)........................             --               --               --       (2,860,000)              --
                                        -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations..........................    (12,360,000)      27,853,000        8,068,000        5,407,000        9,661,000
Interest Expense (5)..................     (8,657,000)      (8,642,000)      (4,985,000)      (4,313,000)      (4,797,000)
                                        -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes......    (21,017,000)      19,211,000        3,083,000        1,094,000        4,864,000
Income Tax (Provision) Benefit........      7,424,000       (8,096,000)      (1,326,000)        (437,000)      (1,944,000)
                                        -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before
  Discontinued Operations.............    (13,593,000)      11,115,000        1,757,000          657,000        2,920,000
Discontinued Operations:
  Income from Operations (6)..........        362,000           84,000           42,000          174,000          330,000
  Loss on Disposal (7)................     (9,344,000)              --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------
Net Income (Loss).....................  $ (22,575,000) $    11,199,000    $   1,799,000    $     831,000    $   3,250,000
                                        =============    =============    =============    =============    =============

Basic Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations.............  $       (3.52)   $        2.90    $         .45    $         .17    $         .74
  Discontinued Operations.............          (2.33)             .02              .01              .04              .09
                                        -------------    -------------    -------------    -------------    -------------
  Net Income (Loss)...................  $       (5.85)   $        2.92    $         .46    $         .21    $         .83
                                        =============    =============    =============    =============    =============

Diluted Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations.............  $       (3.52)   $        2.68    $         .45    $         .17    $         .74
  Discontinued Operations.............          (2.33)             .02              .01              .04              .08
                                        -------------    -------------    -------------    -------------    -------------
  Net Income (Loss)...................  $       (5.85)   $        2.70    $         .46    $         .21    $         .82
                                        =============    =============    =============    =============    =============

Balance Sheet Data

December 31                                      2001             2000             1999             1998             1997
-------------------------------------------------------------------------------------------------------------------------
Working Capital.......................  $  86,569,000    $ 159,644,000    $  91,217,000    $  68,192,000    $  63,308,000
Total Assets..........................    144,122,000      250,219,000      151,501,000      118,957,000      112,286,000
Long-Term Debt, Including
  Current Portion.....................     76,075,000      128,124,000       71,867,000       50,978,000       46,900,000
Shareholders' Equity..................     17,025,000       39,598,000       27,852,000       26,509,000       25,674,000
Book Value Per Common Share...........  $        4.21    $        9.80    $        7.01    $        6.67    $        6.46

-------------------------

(1) Net sales including sales generated by the Company's Aved Display Technologies ("ADT") and Integrated Display Technologies ("IDT") divisions and the related turnkey support business which were discontinued in the second quarter of 2001 were $388,109,000 for 2001, $522,183,000 for 2000,
    $329,563,000 for 1999, $250,044,000 for 1998 and $265,640,000 for 1997.

(2) 2001 includes non-cash inventory write-offs of $13,375,000. See Note 8 to Notes to Consolidated Financial Statements.

(3) 2001 includes non-cash write-offs of accounts receivable of $5,220,000. See
    Note 8 to Notes to Consolidated Financial Statements.

(4) Reflects a nonrecurring charge relating to a failed proposed merger. The nonrecurring charge includes expansion costs incurred in anticipation of supporting the proposed combined entity, employee-related expenses, professional fees and other merger-related out of pocket costs.

(5) Interest expense for 2001 includes write-downs of deferred financing fees of approximately $448,000. See Note 9 to Notes to Consolidated Financial Statements.

(6) Reflects income from discontinued operations of $362,000 (net of $208,000 income tax provision) for 2001, $84,000 (net of $61,000 income tax provision) for 2000, $42,000 (net of $32,000 income tax provision) for 1999, $174,000 (net of $124,000 income tax provision) for 1998, and $330,000 (net of $220,000 income tax provision) for 1997 relating to management's decision to discontinue the ADT and IDT divisions as well as the related turnkey support business. See Note 7 to Notes to Consolidated Financial Statements.

(7) Reflects a loss on disposal of $(9,344,000) (net of $5,367,000 income tax benefit) primarily made up of the write-offs of $4,488,000 of inventory and $7,442,000 of accounts receivable. See Note 7 to Notes to Consolidated Financial Statements.

(8) Weighted average common shares outstanding after reflecting the Reverse Stock Split for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were 3,856,813, 3,828,978, 3,921,138, 3,937,021 and 3,934,512, respectively, for basic earnings per share and were 3,856,813, 4,140,579, 3,924,166, 3,998,802 and 3,956,967, respectively, for diluted earnings per share.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

This discussion should be read in conjunction with "Item 6. Selected Financial Data" and Notes to Consolidated Financial Statements contained in this report.

Results of Operations
---------------------

Overview

The following table sets forth for the years ended December 31, 2001, 2000 and 1999, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of net sales. All percentages are based on net sales.

                                                                                          Items as a Percentage
                                                                                              of Net Sales
                                                                                    --------------------------------
                                                                                               Years Ended
                                                                                               December 31
                                                                                    --------------------------------
                                                                                      2001         2000         1999
                                                                                    ------       ------       ------
Net Sales.....................................................................       100.0%       100.0%       100.0%
Gross Profit..................................................................        16.5         20.6         19.4
Selling, General and Administrative Expenses..................................       (19.5)       (15.2)       (16.9)
Impairment of Goodwill........................................................        (0.2)          --           --
Income (Loss) from Continuing Operations......................................        (3.2)         5.4          2.5
Interest Expense..............................................................        (2.3)        (1.7)        (1.5)
Income (Loss) from Continuing Operations Before Income Taxes..................        (5.5)         3.7          1.0
Income Tax (Provision) Benefit................................................         1.9         (1.5)        (0.4)
Income (Loss) from Continuing Operations Before Discontinued Operations.......        (3.6)         2.2          0.6
Discontinued Operations.......................................................        (2.3)           *            *
Net Income (Loss).............................................................        (5.9)         2.2          0.6
-------------------
* not meaningful

Comparison of Years Ended December 31, 2001 and 2000
----------------------------------------------------

Sales

Net sales from continuing operations for the year ended December 31, 2001 were $381.1 million, representing a 26.2% decrease over record sales from continuing operations of $516.2 million for 2000. The decrease was primarily attributable to a severe broad-based industry downturn, weakness in demand for electronic components as well as the general weakness in the overall economy. While the timing of an industry turnaround is uncertain, management is optimistic about the outlook for the electronics industry and the long-term prospects for the Company.

Gross Profit

Without giving effect to non-cash inventory write-offs during 2001 aggregating $13.4 million resulting from adverse industry conditions (see Note 8 to Notes to Consolidated Financial Statements), gross profit was $76.1 million for 2001, representing a 28.3% decrease from gross profit of $106.2 million for 2000. The decrease was due to the significant decline in sales as well as the decrease in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales, without giving effect to the inventory write-offs, were 20.0% for 2001 compared to 20.6% for 2000. The decline in gross profit margins reflects the severe industry downturn, weakness in demand for electronic components and excess product availability. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects the downward pressure on gross profit margins may continue. After giving effect to the inventory write-offs, gross profit dollars were $62.7 million and the gross profit margin was 16.5% for 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A"), without giving effect to $5.2 million of write-offs of accounts receivable resulting from the adverse economic and industry conditions, was $69.0 million for 2001 compared to $78.4 million for 2000. The improvement in SG&A reflects the implementation of certain expense reduction programs, including workforce and salary reductions which began during the first half of 2001. The improvement also reflects a reduction in variable expenses associated with the decline in sales and gross profit dollars. After giving effect to the accounts receivable write-offs, SG&A was $74.2 million for 2001.

Without giving effect to the write-offs of accounts receivable, SG&A as a percentage of net sales was 18.1% for the year ended December 31, 2001 compared to 15.2% for the 2000 period. The increase in SG&A as a percentage of net sales reflects the significant decline in sales, slightly offset by the improvement in SG&A discussed above. After taking into account the write-offs of accounts receivable during the year, SG&A as a percentage of net sales was 19.5% for 2001. See Note 8 to Notes to Consolidated Financial Statements.

Income (Loss) from Continuing Operations

Excluding the non-cash charges during 2001 for inventory and accounts receivable write-offs discussed above and also excluding an $895,000 non-cash write-off of goodwill (see Note 6 to Notes to Consolidated Financial Statements), income from continuing operations was $7.1 million for 2001, compared to income from continuing operations of $27.9 million for 2000. The decrease in income from continuing operations (excluding the non-cash charges) was primarily attributable to decreases in sales and gross profit dollars resulting from the severe industry downturn, which decreases were partially offset by the improvement in SG&A described above. See Note 8 to Notes to Consolidated Financial Statements. After giving effect to the previously mentioned non-cash charges the Company had a loss from continuing operations of $12.4 million for 2001.

Interest Expense

Interest expense, without giving effect to $448,000 of a non-cash write-off of deferred financing fees in connection with changes in the Company's credit facility during 2001, was $8.2 million for 2001 compared to $8.6 million for 2000. The decrease in interest expense resulted from a decrease in overall interest rates as well as from a significant decline in our average borrowings during 2001. The significant decline in our borrowings during 2001 was primarily attributable to the decreases in inventory and accounts receivable during the second half of the year. These factors more than offset the impact from an increase in our interest rate margins during 2001 under the Company's line of credit agreement. See "Liquidity and Capital Resources" and Note 9 to Notes to Consolidated Financial Statements.

Discontinued Operations

Due to the overall weakness in the economy, the negative impact of the severe broad-based industry downturn and other factors, Aved Display Technologies ("ADT") and Integrated Display Technologies ("IDT") did not generate the cash flows anticipated. As a result, during 2001, management decided to discontinue these divisions. Accordingly, these divisions are accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The loss on disposal of $14.7 million on a pretax basis ($9.3 million after tax) includes the estimated costs and expenses associated with the disposal of $14.6 million primarily made up of the write-off of $4.5 million of inventory and $7.4 million of accounts receivable. In addition, the loss on disposal includes a provision of $112,000 on a pretax basis for operating losses during the phase-out period which continued for approximately two months. See Note 7 to Notes to Consolidated Financial Statements.

Net Income (Loss)

After giving effect to the non-cash charges and the loss from discontinued operations, all as discussed above, the Company had a net loss of $22.6 million, or $(5.85) per share (diluted), for the year ended December 31, 2001, compared to a record net income of $11.2 million, or $2.70 per share (diluted), for 2000.

Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

Sales

Including sales from discontinued operations, the Company had record sales of $522.2 million for 2000, a $192.6 million or 58.4% increase over net sales of $329.6 million for 1999. Excluding sales from discontinued operations, the Company had net sales of $516.2 million for the year ended December 31, 2000 compared to $326.6 million for 1999. The dramatic increase in net sales was attributable to very positive industry conditions and the benefits of the strategies that we had implemented over the past several years. The increase also reflected contributions from new sales offices and increased market share in most territories. Although sales for the year were strong, sales began to taper off in the fourth quarter of 2000 due to a general industry slowdown and inventory corrections at the customer base.

Gross Profit

Including gross profit from discontinued operations, gross profit was $107.9 million for 2000 compared to $64.5 million for 1999, representing a 67.3% increase. Excluding gross profit from discontinued operations, gross profit was $106.2 million for 2000 compared to $63.3 million for 1999, representing a 67.8% increase. The substantial increase in gross profit was due to the increase in sales as well as an improvement in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales (excluding gross profit from discontinued operations) were 20.6% for 2000, compared to 19.4% for 1999. While the gross profit for the entire year of 2000 was higher than 1999, the gross profit margins declined toward the end of 2000, which reflected a general industry slowdown and greater availability of product. In addition, we continued to develop long-term strategic relationships with accounts that required aggressive pricing programs.

Selling, General and Administrative Expenses

SG&A, including expenses related to discontinued operations, was $79.9 million for 2000, compared to $56.4 million for 1999. After adjusting for expenses related to discontinued operations, SG&A was $78.4 million for 2000 compared to $55.2 million for 1999. The increase was primarily attributable to an increase in variable expenses associated with the increases in sales and gross profit as well as an increase in our infrastructure to support the changing needs and additional requirements of our customers. Furthermore, in an effort to drive expansion and internal growth, we increased and enhanced our management team and expanded our sales force in almost every location.

SG&A as a percentage of net sales (excluding expenses related to discontinued operations) improved to 15.2% for the year ended December 31, 2000, from 16.9% for the 1999 period. The improvement reflected the significant increase in sales which more than offset the increase in SG&A in absolute dollars.

Income from Continuing Operations

Income from continuing operations, excluding the slight income from discontinued operations, was $27.9 million for 2000, a 245.2% increase over income from continuing operations of $8.1 million for 1999. The significant increase in income from continuing operations was due to the increase in net sales and the increase in gross profit margins which more than offset the increase in SG&A.

Interest Expense

Interest expense was $8.6 million for the year ended December 31, 2000, compared to $5.0 million for 1999. The increase in interest expense resulted primarily from an increase in average borrowings during 2000 to support the growth in sales and the expanded infrastructure, as well as increases in inventory purchases associated with initial stocking packages from new suppliers. Interest expense for 2000 also reflected an increase in interest rates.

Net Income

Net income increased dramatically to a record $11.2 million, or $2.70 per share (diluted), for the year ended December 31, 2000, a 522.5% increase over net income of $1.8 million, or $.46 per share (diluted), for 1999. The increase in net income reflected the increase in gross profit as well as the improvement in SG&A as a percentage of net sales, all of which was partially offset by the increase in interest expense.

Quarterly Results of Operations
-------------------------------

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2001. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

(In thousands, except per share data)

                                               2001                                              2000
                          -----------------------------------------------    ---------------------------------------------
                            First      Second        Third       Fourth        First      Second       Third      Fourth
                           Quarter     Quarter      Quarter      Quarter      Quarter     Quarter     Quarter     Quarter
                          ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
Net Sales .............   $ 125,917   $ 100,062    $  88,767    $  66,365    $ 106,226   $ 124,479   $ 151,758   $ 133,692
Gross Profit ..........      25,012      13,140       17,857        6,739       21,113      25,926      31,678      27,504
Income (Loss) from
  Continuing Operations       3,765      (6,862)       1,189      (10,452)       3,710       6,849      10,625       6,669
Net Income (Loss) .....         671     (13,982)        (381)      (8,883)       1,210       2,949       4,741       2,299
Diluted Earnings (Loss)
  Per Share ...........   $     .17   $   (3.63)   $    (.10)   $   (2.30)   $     .30   $     .71   $    1.10   $     .55

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 2001 decreased to $86.6 million from working capital of $159.6 million at December 31, 2000. The current ratio was 2.69:1 at December 31, 2001 compared to 2.93:1 at December 31, 2000. The decrease in working capital was primarily due to decreases in accounts receivable and inventory which were partially offset by an income tax receivable and a decrease in accounts payable. Accounts receivable at December 31, 2001 was $41.2 million compared to accounts receivable of $86.7 million at December 31, 2000. The decrease in accounts receivable was due to the significant reduction in sales in the fourth quarter of 2001 compared to the latter part of 2000, as well as to the non-cash write-offs of accounts receivable discussed previously. The average number of days that accounts receivables were outstanding increased to 64 days as of December 31, 2001 compared to 51 days as of December 31, 2000 reflecting the weakened economic environment and adverse industry conditions. Inventory levels were $81.0 million at December 31, 2001, down from $144.5 million at December 31, 2000. The substantial decrease in inventory reflects our sustained efforts to bring inventory positions in line with the reduced level of sales. The decline in inventory also reflects the non-cash inventory write-offs discussed previously. Accounts payable and accrued expenses decreased to $50.8 million at December 31, 2001 from $81.2 million at December 31, 2000 as a result of reduced purchases, the delay or cancellation of purchase orders and the return of inventory to the Company's suppliers, all done in an effort to bring inventory levels in line with the reduced level of sales.

Outstanding borrowings under the Company's line of credit facility aggregated $68.7 million at December 31, 2001 compared to $120.5 million at December 31, 2000. As of March 22, 2002 the balance has further declined to $49.3 million. The dramatic decline in outstanding borrowings reflects the decrease in working capital discussed previously. The Company's agreement with its consortium of banks was amended subsequent to but effective as of the balance sheet date. As part of the amendment, the line of credit facility was reduced from $100 million to $85 million to better match the Company's present borrowing requirements. The credit facility was previously amended during 2001 to reduce the line of credit from $150 million to $100 million. The reductions in the credit facility benefit the Company by decreasing the amount of the fee charged on the unused portion of the credit facility. In addition, during 2001 the interest rate margins on the Company's credit facility were increased. Effective December 31, 2001, the interest rate margins were, at the Company's option, 1.0% for the prime rate portion, up from .25% as of December 31, 2000, or 3.25% through March 30, 2002 and 4.25% effective March 31, 2002 for the LIBOR portion, up from 2.25% as of December 31, 2000. In connection with the changes to the credit facility, $448,000 of deferred financing fees were written off to interest expense during 2001. As part of the amendments to the Company's credit facility, certain financial covenants were modified. Under the credit facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. The credit facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. Borrowings under the credit facility, which are based on eligible accounts receivable and inventories as defined in the agreement, are secured by all of the Company's assets including accounts receivable, inventories and equipment. See Note 9 to Notes to Consolidated Financial Statements.

The Company has operating leases for office space and equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001. The amount of the Company's obligations in 2002 with respect to such operating leases is approximately $4.4 million. See Note 12 to Notes to Consolidated Financial Statements.

The Company currently expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Inflation and Currency Fluctuations
-----------------------------------

The Company does not believe that inflation significantly impacted its business during 2001; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. The Company believes that currency fluctuations could have adverse effects on its business if they make components manufactured abroad too expensive, cause limitations in customer productions due to unfavorable export conditions or cause the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects.

Forward-Looking Statements; Business Risks
------------------------------------------

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

In the fall of 1999, our industry emerged from a four-year period of excess supply. During the fourth quarter of 2000, a combination of improved product availability, a slowing economy and other factors caused a sudden adverse change in market conditions in our industry, which continued to deteriorate during 2001 resulting in a broad-based industry slowdown, excess customer inventory and a severe decline in demand for electronic components. We cannot predict the timing or the severity of the cycles within our industry. In particular and as of this time, it is difficult to predict how long and to what levels any industry slowdown or downturn and/or general economic weakness will last. The electronic components distribution industry has historically been affected by general economic downturns, which have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors, which occurred in 2001. In addition, our industry directly depends on the continued growth of the electronic components industry and indirectly on the level of end-user demand for our customers' products. Due to changing conditions (such as in late 2000 and all of 2001), our customer base has experienced in 2001 and may in the future continue to experience periods of inventory corrections which could materially adversely impact our results. Furthermore, the timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can affect demand for electronic components. In that regard, the Company has supported in the past and expects in the future to support new technologies and emerging markets, the failure of which to be accepted or grow (as was the situation during 2001) could have a material adverse effect on our operating results. These market changes and factors have caused in the past (including in 2001), and will likely cause in the future, our operating results to significantly fluctuate.

We are dependent on a limited number of suppliers. If one or more of our largest suppliers chooses not to sell products to us, our operating results could suffer.

We rely on a limited number of suppliers for products which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements which are typically cancelable on short notice (generally 30 to 90 days). Products purchased from our three largest suppliers accounted for approximately 34% of our consolidated purchases during the calendar year ended December 31, 2001. No other supplier accounted for more than five percent of our consolidated purchases during this period. While most of the products that we sell are available from other sources, our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. We believe that the loss of a key supplier could have an adverse impact on our business in the short term as we attempt to replace the products offered by that supplier with the products of other suppliers. If we were to lose our right to distribute the products of any particular supplier, there can be no assurance that we would be able to replace the products which were available from that particular supplier. The loss of, or significant disruptions in relationships with, any of our largest suppliers or a significant number of other suppliers in a short period of time, could have a material adverse effect on our operating results.

We do not have long-term contracts with our customers and, as a result, our customers may be able to cancel, reduce or delay their orders without penalty.

We typically do not obtain long-term purchase orders or commitments but instead work with our customers to develop nonbinding forecasts of future orders. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause our customers to cancel, reduce or delay orders that were either previously made or anticipated or attempt to return inventory. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty or other charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers have in 2001 had, and could in the future have, a material adverse effect on our operating results.

We may not be able to sustain or manage growth or achieve satisfactory levels of profitability.

As and when market conditions improve and if and as we commence our growth and attempt to return to profitability, we will need to manage our expanding operations effectively and successfully integrate into our operations any new businesses or divisions which we may acquire or open. If we are unable to do so, particularly in instances in which we have made or make significant investments, our failure could have a material adverse effect on our operating results. We may be unsuccessful in growing and becoming profitable if we are unable to:

     - secure adequate supplies of competitive products on a timely basis and on commercially reasonable terms, especially in times of product allocations;
     -    expand sales to existing customers and increase our customer base;
     - turn our inventories and collect our accounts receivable fully (and consistent with historical bad debt levels prior to 2001) and in a timely manner, especially with respect to customers in new technologies or in emerging markets and generally as a result of the weakened or further weakening financial condition of certain customers;
     - avoid obsolescence of inventory or devaluation of inventory as a result of continuing adverse market conditions;
     - maintain our existing key supplier relationships as well as develop new relationships with leading suppliers of electronic components;
     - hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective inventory and credit controls;
     - effectively utilize our level of personnel and facility and infrastructure overcapacity; and
     - invest to maintain and enhance our infrastructure, including telecommunications and information systems, logistics services and our service capabilities.

A decline in gross profit margins arising from a change in market conditions or aggressive pricing programs could adversely affect our operating results.

During certain prior periods, we have experienced an increase in gross profit margins as a result of favorable market conditions in the electronic components distribution industry, including limited supply of certain products. However, there is no assurance that negative changes in the economic environment generally and/or in the electronic components industry in particular will not occur. In fact, such negative changes in both the economic environment generally and in the electronic components industry began to occur in the fourth quarter of 2000 and progressively worsened throughout 2001. Furthermore, we continue to develop long-term strategic relationships with accounts which have required aggressive pricing programs. These factors could result in a decline in our gross profit margins, materially adversely affecting our operating results.

We may not be able to satisfy our funding requirements.

We may need to spend significant amounts of cash to: fund operating losses and/or increases in expenses; meet our working capital requirements; invest in capital equipment and infrastructure; upgrade our information and communication systems; acquire businesses or open divisions; or respond to unanticipated developments (such as an increase in bad debts as was the case in 2001), increasing customer demands or competitive pressures. If we do not have enough cash on hand, cash generated from our operations or cash available under our credit facility, which in 2001 has been substantially reduced and as to which additional restrictions have been placed by our lenders with respect to borrowing thereunder, to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications can be made at all.

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

At various times prior to 2001 there have been shortages of components in the electronics industry and the availability of certain components have been limited by some of our suppliers. Although such shortages and allocations have not had a material adverse effect on our operating results, there can be no assurance that any future shortages or allocations would not have such an effect on us.

The prices of our components are subject to volatility.

A significant portion of the memory products we sell have historically experienced volatile pricing. If market pricing for these products decreases significantly, we may experience periods when our investment in inventory exceeds the market price of such products. In addition, at times there are price increases from our suppliers that we are unable to pass on to our customers. These market conditions could have a negative impact on our sales and gross profit margins unless and until our suppliers reduce the cost of these products to us. Further, in the future aggressive pricing programs that may be required, an increased number of low-margin, large volume transactions and/or increased availability of the supply of certain products can further impact gross profit margins.

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

In the last couple of years, additional competition has emerged in the electronic components distribution industry. This increased competition resulted from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-exchanges and e-brokers and several other forms of e-commerce companies which have grown with the expanded use of the Internet. While we have implemented our e-commerce strategies, including our website and multiple portals, to confront these new competitive business models, there can be no assurance that we will be able to defend our market share against the emergence of these or other new business models.

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

We are exposed to interest rate changes with respect to our credit facility, which currently is based upon, at our option, the prime rate or LIBOR. In fact, interest rates are currently at a very low level and no assurance can be given that interest rates will not begin to rise as the general economy commences its recovery. Any material increase in the level of interest rates could materially adversely affect our operating results.

Our operations would be adversely affected if third party carriers were unable to transport or were materially hindered in transporting our products.

All of our products are shipped through third party carriers, principally one carrier. If a strike or other event prevented or materially hindered or disrupted that carrier from transporting our products, there is no assurance that other carriers would be available or have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were not available at any time, our operating results would be materially and adversely affected.

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

We require the services of a substantial number of qualified personnel. Our future success depends to a significant degree upon the continued contributions of our management, engineering, sales, marketing, information technology, distribution and finance personnel. Prior to late 2000, the market for such skilled and experienced personnel was characterized by intense competition and aggressive recruiting, as well as a high degree of employee mobility. Such a market, if it was to return, would make it particularly difficult to attract and retain the qualified personnel we require. The loss of or our inability to continue to attract and retain these key personnel could harm our business.

Any acquisitions could be difficult to integrate, disrupt our business and adversely affect our operations.

Our growth in the future may depend, in part, on our ability to acquire compatible electronic components distributors or other businesses and to integrate the acquired operations. There can be no assurance that we will be able to locate additional appropriate acquisition candidates, or that we will be successful in acquiring any identified candidates. In addition and as we have experienced in the past, we cannot be certain that the operations of any acquired companies will be effectively integrated or prove profitable. The completion of future acquisitions may require the expenditure of sizable amounts of capital and management effort. Moreover, unexpected problems encountered in connection with our acquisitions could have a material adverse effect on our operating results.

Our officers and directors have and will continue to have significant control over us.

If the Company's Chairman and President and Chief Executive Officer exercised all of their outstanding stock options, they and their respective spouses and children and related trusts would own an aggregate of approximately 659,000 shares, representing approximately 16% of the outstanding shares of common stock. As a result of such stock ownership and their positions as executive officers, as the members of the executive committee of our Board of Directors and as two of the eight directors of All American, they are and will continue to be in a position to control the day-to-day affairs of All American.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

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

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Consolidated Financial Statements of the Company and its subsidiaries and supplementary data required by this item are included in Item 14(a)(1) and (2) of this report.

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations" for presentation of unaudited quarterly results of operations for the eight quarters ended December 31, 2001.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.
                                    PART III

ITEMS 10, 11, 12 and 13. Directors and Executive Officers of the Registrant;
----------------------------------------------------------------------------
Executive Compensation; Security Ownership of Certain Beneficial Owners and
---------------------------------------------------------------------------
Management; and Certain Relationships and Related Transactions.
---------------------------------------------------------------

The response to these items will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which definitive proxy statement is incorporated herein by this reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a)  List of documents filed as part of this report                         Page
     ----------------------------------------------                         ----

     1. Financial Statements
        --------------------
        Management's Responsibility for Financial Reporting............      F-1
        Independent Auditors' Report...................................      F-1
        Consolidated Balance Sheets....................................      F-2
        Consolidated Statements of Operations..........................      F-3
        Consolidated Statements of Changes in Shareholders' Equity.....      F-4
        Consolidated Statements of Cash Flows..........................      F-5
        Notes to Consolidated Financial Statements.....................      F-6

     2. Financial Statement Schedule
        ----------------------------
        Schedule II - Valuation and Qualifying Accounts................      S-1

     3. Exhibits
        --------

        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by (i) Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995) and (ii) Certificate of Amendment of Certificate of Incorporation dated June 1, 1999 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        3.2    By-Laws, as amended July 29, 1994 (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        4.2 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co., as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15,
               1994).
        4.3 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
        9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
       10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
       10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord in the amounts of $865,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).

       10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.6 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
       10.7 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through August 22, 2001.* **
       10.8 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001.* **
       10.9    Deferred Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
       10.10 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
       10.11 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's Form 10-K for the year ended December 31,
               1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31,
               2000).**
       10.12 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.13 Merger Purchase Agreement dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to
               Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.14 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
       10.15 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
       10.16 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
       10.17 Amendment No. 3 to Loan and Security Agreement dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
       10.18 Amendment No. 4 to Loan and Security Agreement dated March 23, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998).
       10.19 Amendment No. 5 to Loan and Security Agreement dated August 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000).

       10.20 Amendment No. 6 to Loan and Security Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).
       10.21 Amendment No. 7 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.22 Amendment No. 8 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.23 Amendment No. 9 to Loan and Security Agreement dated August 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).
       10.24 Amendment No. 10 to Loan and Security Agreement dated November 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001).
       10.25 Amendment No. 11 to Loan and Security Agreement dated March 29, 2002.*
       10.26 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
       10.27 Settlement Agreement dated December 17, 1996, by and among the Company, certain of its subsidiaries and certain selling stockholders of the Added Value Companies (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996).
       10.28 Settlement Agreement dated January 22, 1997, by and among the Company, certain of its subsidiaries and Thomas Broesamle (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).
       10.29   Form of Salary Continuation Plan (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.30 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
       10.31 Note dated August 21, 1998, by Bruce Mitchell Goldberg and Jayne Ellen Goldberg in favor of the Company in the principal amount of $125,000 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998).
       10.32 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.33 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.34 Lease Agreement for Integrated Display Technologies and Aved Display Technologies divisions in Irvine, California dated December 1, 2000 between Buckhead Industrial Properties, Inc. and the Company (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 2000).
       11.1    Statement Re: Computation of Per Share Earnings.*
       21.1    List of subsidiaries of the Registrant.*
       23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants.*

------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K
     -------------------
     No reports were filed during the fourth quarter of 2001.

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

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By: /s/ PAUL GOLDBERG
    ----------------------------------------
    Paul Goldberg, Chairman of the Board

Dated:   March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.


/s/ PAUL GOLDBERG                Chairman of the Board, Director
---------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG            President and Chief Executive Officer, Director
---------------------------      (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS           Executive Vice President and Chief Financial
---------------------------      Officer, Director
Howard L. Flanders               (Principal Financial and Accounting Officer)

/s/ RICK GORDON                  Senior Vice President of Sales, Director
---------------------------
Rick Gordon

/s/ ROBIN L. CRANDELL            Director
---------------------------
Robin L. Crandell

/s/ LEWIS B. FREEMAN             Director
---------------------------
Lewis B. Freeman

/s/ DANIEL M. ROBBIN             Director
---------------------------
Daniel M. Robbin

/s/ RICHARD E. SIEGEL            Director
---------------------------
Richard E. Siegel

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

/s/ BRUCE M. GOLDBERG                         /s/ HOWARD L. FLANDERS
-------------------------------               -------------------------------
Bruce M. Goldberg                             Howard L. Flanders
President,                                    Executive Vice President,
Chief Executive Officer                       Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Part IV, Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ LAZAR LEVINE & FELIX LLP
----------------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
February 15, 2002, except as to Note 11, the date of which is
March 4, 2002, and Note 9, the date of which is March 29, 2002

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                         December 31               2001             2000
----------------------------------------------------------------------------------------------
Current assets:
  Cash ......................................................   $     636,000    $     335,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,845,000 and $3,283,000 ...................      41,217,000       86,716,000
  Inventories ...............................................      81,032,000      144,523,000
  Other current assets, including income taxes receivable ...      14,904,000        3,739,000
  Net assets of discontinued operations .....................          36,000        7,068,000
                                                                -------------    -------------
    Total current assets ....................................     137,825,000      242,381,000
Property, plant and equipment - net .........................       3,476,000        4,224,000
Deposits and other assets ...................................       2,821,000        2,664,000
Excess of cost over fair value of net assets acquired - net..              --          950,000
                                                                -------------    -------------
                                                                $ 144,122,000    $ 250,219,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .........................   $     234,000    $     240,000
  Accounts payable and accrued expenses .....................      50,848,000       81,234,000
  Income taxes payable ......................................              --          968,000
  Other current liabilities .................................         174,000          295,000
                                                                -------------    -------------
    Total current liabilities ...............................      51,256,000       82,737,000
Long-term debt:
  Notes payable .............................................      68,662,000      120,643,000
  Subordinated debt .........................................       5,999,000        6,043,000
  Other long-term debt ......................................       1,180,000        1,198,000
                                                                -------------    -------------
                                                                  127,097,000      210,621,000
                                                                -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................              --               --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 4,040,150 and 4,039,620 shares issued
    and outstanding .........................................          40,000           40,000
  Capital in excess of par value ............................      26,328,000       26,326,000
  Retained earnings (deficit) ...............................      (8,408,000)      14,167,000
  Treasury stock, at cost, 183,246 shares ...................        (935,000)        (935,000)
                                                                -------------    -------------
                                                                   17,025,000       39,598,000
                                                                -------------    -------------
                                                                $ 144,122,000    $ 250,219,000
                                                                =============    =============


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                               2001             2000             1999
--------------------------------------------------------------------------------------------
NET SALES ................................   $ 381,111,000    $ 516,155,000    $ 326,627,000
Cost of sales ............................    (318,363,000)    (409,934,000)    (263,330,000)
                                             -------------    -------------    -------------
Gross profit .............................      62,748,000      106,221,000       63,297,000
Selling, general and
  administrative expenses ................     (74,213,000)     (78,368,000)     (55,229,000)
Impairment of goodwill ...................        (895,000)              --               --
                                             -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS .............................     (12,360,000)      27,853,000        8,068,000
Interest expense .........................      (8,657,000)      (8,642,000)      (4,985,000)
                                             -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES .........     (21,017,000)      19,211,000        3,083,000
Income tax (provision) benefit ...........       7,424,000       (8,096,000)      (1,326,000)
                                             -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS ................     (13,593,000)      11,115,000        1,757,000
Discontinued operations:
Income from operations (net of
  $(208,000); $(61,000) and $(32,000)
  income tax provision) ..................         362,000           84,000           42,000
Loss on disposal (net of $5,367,000
  income tax benefit) ....................      (9,344,000)              --               --
                                             -------------    -------------    -------------
NET INCOME (LOSS) ........................   $ (22,575,000)   $  11,199,000    $   1,799,000
                                             =============    =============    =============

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations..          $(3.52)          $ 2.90            $ .45
Discontinued operations ..................           (2.33)             .02              .01
                                                    ------           ------            -----
Net income (loss) ........................          $(5.85)          $ 2.92            $ .46
                                                    ======           ======            =====

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations..          $(3.52)          $ 2.68            $ .45
Discontinued operations ..................           (2.33)             .02              .01
                                                    ------           ------            -----
Net income (loss) ........................          $(5.85)          $ 2.70            $ .46
                                                    ======           ======            =====


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                Capital in       Retained                           Total
                                                     Common      Excess of       Earnings        Treasury    Shareholders'
                                      Shares          Stock      Par Value      (Deficit)           Stock          Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ..      3,973,431   $     40,000   $ 25,751,000   $  1,169,000    $   (451,000)   $ 26,509,000

Purchase of treasury shares..             --             --             --             --        (456,000)       (456,000)

Net income ..................             --             --             --      1,799,000              --       1,799,000
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999 ..      3,973,431         40,000     25,751,000      2,968,000        (907,000)     27,852,000

Exercise of stock options ...         66,189             --        394,000             --              --         394,000

Income tax benefit from
stock options exercised .....             --             --        181,000             --              --         181,000

Purchase of treasury shares..             --             --             --             --         (28,000)        (28,000)

Net income ..................             --             --             --     11,199,000              --      11,199,000
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000 ..      4,039,620         40,000     26,326,000     14,167,000        (935,000)     39,598,000

Exercise of stock options ...            530             --          2,000             --              --           2,000

Net loss ....................             --             --             --    (22,575,000)             --     (22,575,000)
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2001 ..      4,040,150   $     40,000   $ 26,328,000   $ (8,408,000)   $   (935,000)   $ 17,025,000
                                ============   ============   ============   ============    ============    ============



See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                2001            2000            1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................   $(22,575,000)   $ 11,199,000    $  1,799,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ..........................      1,129,000       1,354,000       1,230,000
    Loss on disposal of assets .............................         40,000          78,000              --
    Non-cash interest expense ..............................        657,000         381,000         294,000
    Inventory write-offs ...................................     13,375,000              --              --
    Accounts receivable write-offs .........................      5,220,000              --              --
    Impairment of goodwill .................................        895,000              --              --
    Changes in assets and liabilities of
      continuing operations:
    Decrease (increase) in accounts receivable .............     40,279,000     (33,915,000)    (15,490,000)
    Decrease (increase) in inventories .....................     50,116,000     (60,796,000)    (15,222,000)
    Decrease (increase) in other current assets ............    (11,165,000)        892,000      (2,033,000)
    Increase (decrease) in accounts payable and
      accrued expenses .....................................    (30,386,000)     29,690,000      10,383,000
    Increase (decrease) in other current liabilities .......     (1,089,000)      1,069,000         (40,000)
    Decrease (increase) in net assets
      of discontinued operations ...........................      7,032,000      (5,078,000)       (899,000)
                                                               ------------    ------------    ------------
        Net cash provided by (used for) operating activities     53,528,000     (55,126,000)    (19,978,000)
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ....................       (367,000)     (1,058,000)       (582,000)
  Decrease (increase) in other assets ......................       (795,000)       (442,000)        299,000
                                                               ------------    ------------    ------------
        Net cash used for investing activities .............     (1,162,000)     (1,500,000)       (283,000)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of
    credit agreement .......................................    (51,827,000)     56,515,000      20,711,000
  Repayments of notes payable ..............................       (240,000)       (274,000)       (294,000)
  Purchase of treasury shares ..............................             --         (28,000)       (456,000)
  Net proceeds from issuance of equity securities ..........          2,000         575,000              --
                                                               ------------    ------------    ------------
        Net cash provided by (used for) financing activities    (52,065,000)     56,788,000      19,961,000
                                                               ------------    ------------    ------------
  Increase (decrease) in cash ..............................        301,000         162,000        (300,000)
  Cash, beginning of year ..................................        335,000         173,000         473,000
                                                               ------------    ------------    ------------
  Cash, end of year ........................................   $    636,000    $    335,000    $    173,000
                                                               ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ............................................   $  8,542,000    $  7,810,000    $  4,410,000
                                                               ============    ============    ============
  Income taxes paid ........................................   $    456,000    $  7,369,000    $  1,399,000
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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The Company is a national distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking; satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers or electronics manufacturing services providers who manufacture products for companies in all electronics industry segments. The Company also designs and has manufactured certain memory modules which are sold to original equipment manufacturers.

The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. Those principles considered particularly significant are detailed below. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. While actual results may differ from these estimates, management does not expect the variances, if any, to have a material effect on the Consolidated Financial Statements.

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

Concentration of Credit Risk/Fair Values
----------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 2001 and 2000 Consolidated Balance Sheets approximate carrying value at these dates.

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

Income Taxes
------------

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 to Notes to Consolidated Financial Statements.

Earnings Per Share
------------------

Earnings per common share is computed by dividing net income by the weighted average, during each period, of the number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

The following average shares were used for the computation of basic and diluted earnings per share:

Years Ended December 31                       2001           2000           1999
--------------------------------------------------------------------------------

Basic...............................     3,856,813      3,828,978      3,921,138
Diluted.............................     3,856,813      4,140,579      3,924,166

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill)
----------------------------------------------------------------

The Company periodically reviewed the value of its goodwill to determine if an impairment had occurred. As part of this review, the Company measured the estimated future operating cash flows of acquired businesses and compared that with the carrying value of its goodwill. As a result of its review, the Company's goodwill was fully written-off as of December 31, 2001. See Note 6 to Notes to Consolidated Financial Statements. Prior to the write-off, goodwill was amortized over periods ranging from 15 years to 40 years using the straight-line method.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting is no longer allowed for business combinations and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted Financial Accounting Standards Board Statements Nos. 141 and 142 as of January 1, 2002. The effect of the adoption of these statements was not material.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations" and provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS 144 as of January 1, 2002. The effect of the adoption of this statement was not material.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

December 31                                               2001             2000
-------------------------------------------------------------------------------

Office furniture and equipment ...............    $  3,497,000     $  3,345,000
Computer equipment ...........................       4,334,000        4,321,000
Leasehold improvements .......................       2,344,000        2,236,000
                                                  ------------     ------------
                                                    10,175,000        9,902,000
Accumulated depreciation and amortization ....      (6,699,000)      (5,678,000)
                                                  ------------     ------------
                                                  $  3,476,000     $  4,224,000
                                                  ============     ============
NOTE 3 - STOCK REPURCHASE PROGRAM
---------------------------------

During 1999, the Company's Board of Directors authorized the repurchase of up to $2 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the common stock and other factors. Any shares of common stock repurchased will be available for reissuance in connection with the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"), or for other corporate purposes. There were no repurchases for the year ended December 31, 2001. For the year ended December 31, 2000, the Company repurchased 8,600 shares of its common stock at an average price of $3.18 per share. The aggregate cost of the repurchased shares is reflected as treasury stock on the Consolidated Balance Sheets. The Company presently does not intend to make further stock repurchases.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

NOTE 6 - IMPAIRMENT OF GOODWILL
-------------------------------

The Company periodically reviewed the value of its goodwill in accordance with SFAS 121 to determine if an impairment had occurred. As part of this review, the Company measured the estimated future operating cash flows of acquired businesses and compared that with the carrying value of its goodwill. As a result of its review, the Company determined that impairments had occurred, and, accordingly, write-downs aggregating $895,000 were recorded during 2001. As a result of these write-downs, goodwill was fully written-off as of December 31, 2001.

NOTE 7 - DISCONTINUED OPERATIONS
--------------------------------

As a result of an acquisition in 1995, the Company created Aved Display Technologies ("ADT"), a separate division engaged in the design, development and manufacture of several proprietary driver board products for flat panel display applications. In the fourth quarter of 2000, the Company created a division which operated under the name Integrated Display Technologies ("IDT"). This division was intended to address customer needs for design, integration and turnkey support for display solutions and specialized display applications. Due to the overall weakness in the economy, the negative impact of the severe

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

broad-based industry downturn and other factors, ADT and IDT did not generate cash flows as anticipated. As a result, management decided to discontinue these divisions. The Company finalized its plan of disposal during the second quarter of 2001. Accordingly, these divisions are accounted for as discontinued operations and the results of operations for all periods shown are segregated in the accompanying Consolidated Statements of Operations. The loss on disposal of $14,711,000 on a pretax basis includes the estimated costs and expenses associated with the disposal of $14,599,000 primarily made up of the write-off of $4,488,000 of inventory and $7,442,000 of accounts receivable. The inventory that was written off has been scrapped and removed from stock. In addition, the loss on disposal includes a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which continued for approximately two months.

Sales from these divisions, including the related turnkey support business, were $6,998,000, $6,028,000 and $2,936,000 for 2001, 2000 and 1999, respectively. The net assets of discontinued operations, after reflecting certain non-cash write-offs included in the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000, are summarized as follows:

December 31                                              2001              2000
-------------------------------------------------------------------------------

Accounts receivable - net ..................      $        --       $ 5,096,000
Inventories ................................               --         1,921,000
Other current assets .......................           26,000             6,000
Property, plant and equipment - net ........           18,000            31,000
Deposits and other assets ..................               --            23,000
Current liabilities ........................           (8,000)           (9,000)
                                                  -----------       -----------
Net assets .................................      $    36,000       $ 7,068,000
                                                  ===========       ===========

NOTE 8 - SPECIAL CHARGES
------------------------

As a result of a slowing economy and a severe widespread industry downturn, the Company was forced to write off certain accounts receivable during 2001 aggregating $5,220,000 which is reflected in "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.

During 2000, the Company's inventory levels increased substantially to support higher levels of sales based on customer orders and forecasts. Inventory also increased during 2000 as a result of the addition of major new suppliers and the anticipated sales growth related thereto. During the fourth quarter of 2000, a combination of excess product availability, a slowing economy and other factors caused the industry to begin slowing down. As a result of this change, the customer base had a significant amount of excess inventory. In an effort to correct their inventory positions, customers began rescheduling and canceling their orders and returned significant amounts of inventory. This accelerated during the first half of 2001. Accordingly, the Company attempted to delay or cancel purchase orders with its supplier base and to utilize its inventory return privileges wherever possible. These efforts were made in an attempt to achieve inventory levels which more closely support the Company's reduced backlog from its customers as well as to improve the Company's product mix. Even after taking these measures, as adverse industry conditions accelerated and got progressively worse, the prospect of customers taking inventory that was returned to the Company or subject to rescheduled orders became more and more remote. As a result of this and the severe industry downturn, the Company wrote off unusable inventory during 2001 aggregating $13,375,000. The inventory that was written off has been or will be scrapped and removed from stock. There can be no assurance that adverse market conditions will not continue or worsen and that further corrections may not be necessary in the future.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9 - LONG-TERM DEBT
-----------------------

Line of Credit
--------------

The Company's agreement with its consortium of banks was amended subsequent to but effective as of the balance sheet date. As part of the amendment, the line of credit facility was reduced from $100 million to $85 million to better match the Company's present borrowing requirements. The credit facility was previously amended during 2001 to reduce the line of credit from $150 million to $100 million. The reductions in the credit facility benefit the Company by decreasing the amount of the fee charged on the unused portion of the credit facility. In addition, during 2001 the interest rate margins on the Company's credit facility were increased. Effective December 31, 2001, the interest rate margins were, at the Company's option, 1.0% for the prime rate portion, up from .25% as of December 31, 2000, or 3.25% through March 30, 2002 and 4.25% effective March 31, 2002 for the LIBOR portion, up from 2.25% as of December 31, 2000. In connection with the changes to the credit facility, $448,000 of deferred financing fees were written off to interest expense during 2001. As part of the amendments to the Company's credit facility, certain financial covenants were modified. Borrowings under the credit facility, which are based on eligible accounts receivable and inventories as defined in the agreement, are secured by all of the Company's assets including accounts receivable, inventories and equipment. Outstanding borrowings under the Company's credit facility aggregated $68,662,000 at December 31, 2001 compared to $120,489,000 at December 31, 2000.
Under the credit facility, the Company is required to comply with certain affirmative and negative covenants as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions. The credit facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis.

Subordinated Debt
-----------------

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 1,500 common stock purchase warrants exercisable at $15.75 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 77,250 warrants. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Company's credit facility and notes issued to the Company's landlord. The 77,250 warrants were valued at $2.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 2001, 2000 and 1999. All of these warrants expired during 1999.

In May 1994, the Company executed a twenty-year promissory note in the amount of $865,000 in favor of the Company's landlord to finance substantially all of the tenant improvements necessary for the Company's Miami facility. This $865,000 note, which is subordinate to the Company's credit facility, has a repayment schedule with varying monthly payments of principal after the second year and bears interest at 8% per annum. Certain additional improvements to the Company's Miami corporate facility aggregating approximately $90,300 were financed as of May 1, 1995 by the landlord. This $90,300 obligation is evidenced by a promissory note payable in 240 consecutive, equal self-amortizing monthly installments of principal and interest. This note, which is also subordinate to the Company's credit facility, accrues interest at a fixed rate of 8% per annum. In October 1996, the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Company executed a promissory note in the amount of $161,500 with the Company's landlord to finance certain additional improvements to the Company's Miami corporate facility. This note, which is also subordinate to the credit facility, is payable monthly with interest at 8.5% per annum and matures in October 2011.

Obligations under Capital Leases
--------------------------------

The Company is the lessee of programming and telecommunications equipment under a capital lease expiring in 2002. The assets, aggregating $495,000, and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. As of December 31, 2001, accumulated depreciation of these assets aggregated approximately $177,000. The depreciation of assets under this capital lease is included in depreciation expense.

Minimum future lease payments under this capital lease as of December 31, 2001 for the remaining year are as follows:

Total minimum lease payments during 2002 ....................         $ 156,000
Less amount representing interest ...........................            (6,000)
                                                                      ---------
Total obligations under this capital lease ..................           150,000
Current portion .............................................          (150,000)
                                                                      ---------
                                                                      $      --
                                                                      =========

The interest rate on this capital lease is 8.5% per annum and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. This capital lease provides for a bargain purchase option.

NOTE 10 - INCOME TAXES
----------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

Deferred tax assets:                                     2001               2000
                                                   ----------         ----------
  Accounts receivable ....................         $  708,000         $1,332,000
  Inventory ..............................          2,924,000            638,000
  Accrued expenses .......................            825,000            887,000
  Postretirement benefits ................            572,000            600,000
  Discontinued operations ................            526,000                 --
  Net operating loss .....................            355,000                 --
  Other ..................................            361,000            486,000
                                                   ----------         ----------
                                                    6,271,000          3,943,000
Deferred tax liabilities:
  Fixed assets ...........................            280,000            388,000
                                                   ----------         ----------
Net deferred tax asset ...................         $5,991,000         $3,555,000
                                                   ==========         ==========

At December 31, 2001, $4,452,000 of the net deferred tax asset was included in "Other current assets" and $1,539,000 was included in "Deposits and other assets" in the accompanying Consolidated Balance Sheet.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The components of income tax expense (benefit) are as follows:

Years Ended December 31             2001                2000                1999
--------------------------------------------------------------------------------
Current
-------
Federal .............       $ (9,238,000)       $  7,425,000        $    466,000
State ...............           (909,000)          1,869,000              90,000
                            ------------        ------------        ------------
                             (10,147,000)          9,294,000             556,000
                            ------------        ------------        ------------
Deferred
--------
Federal .............         (1,913,000)           (697,000)            698,000
State ...............           (523,000)           (440,000)            104,000
                            ------------        ------------        ------------
                              (2,436,000)         (1,137,000)            802,000
                            ------------        ------------        ------------
                            $(12,583,000)       $  8,157,000        $  1,358,000
                            ============        ============        ============

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                         2001        2000       1999
-------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate.................         35.0%       35.0%      34.0%
State income tax, net of federal income tax benefit....          3.3         5.9        3.3
Goodwill amortization and other - including
  non-deductible items.................................         (2.5)        1.2        5.7
                                                              ------      ------      -----
Effective tax rate.....................................         35.8%       42.1%      43.0%
                                                              ======      ======      =====

The tax benefit associated with the disqualifying disposition of stock acquired with incentive stock options under the Option Plan reduced taxes payable by $181,000 as of December 31, 2000 and is reflected as a credit to capital in excess of par value in the accompanying Consolidated Balance Sheet.

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS
---------------------------------------------

In December 1995, in connection with certain acquisitions, the Company issued an aggregate of 434,821 shares of common stock, including 32,141 shares, valued at approximately $391,000, which were issued to the Company's wholly-owned subsidiary. In addition, in connection with such acquisitions, certain selling stockholders were granted an aggregate of 10,000 stock options (6,000 stock options of which have since been canceled) to acquire the Company's common stock at an exercise price of $11.565 per share exercisable, subject to a six-year vesting period, through December 29, 2002. In connection with the Company entering into a settlement agreement with certain of the selling stockholders in December 1996, an aggregate of 19,000 shares of the Company's common stock was canceled and certain selling stockholders were granted stock options to purchase an aggregate of 10,000 shares of the Company's common stock at an exercise price of $7.50 per share and were exercisable through December 30, 2001. At December 31, 2001, 2,500 of these options were exercised and the balance either expired or were canceled.

In connection with employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 200,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Option Plan. These options, which became fully vested during 2000, have an exercise price of $9.375 per share and are exercisable through June 7, 2005. At December 31, 2001 these options remained unexercised.

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan. The 2000 Nonemployee Director Stock Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the 2000 Nonemployee Director Stock Option Plan. At the Company's 2001 annual meeting of shareholders which was held on August 22, 2001 (the "Annual Meeting"), the shareholders of the Company approved an amendment to the 2000 Nonemployee Director Stock Option Plan to increase the number of nonqualified stock options to purchase shares of common stock automatically awarded to each nonemployee director

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

on the date of each annual meeting of the shareholders of the Company to 1,000 shares. Pursuant to the 2000 Nonemployee Director Stock Option Plan, the Company granted an aggregate of 4,500 stock options to four individuals during 2001 and an aggregate of 4,500 stock options to three individuals during 2000. The options granted during 2001 have exercise prices ranging from $5.35 to $7.15 per share and the options granted in 2000 have an exercise price of $10.53 per share (all based on fair market value at date of grant) and all vest over a two-year period and are exercisable over a ten-year period.

At the Annual Meeting, the shareholders of the Company also approved an amendment to the Option Plan increasing the number of shares of Common Stock reserved for issuance under the Option Plan to 1,100,000 shares.

In connection with the cancellation in June 2001 of 88,900 stock options previously granted pursuant to the Option Plan, the Company agreed with each of the Company's employees electing such cancellation ("electing employees") to issue no earlier than six months but no later than nine months from the date of cancellation an equal number of options at the then fair market value of the Company's common stock. The canceled options had exercise prices ranging from $13.02 to $16.71 per share. Accordingly, in March 2002, the Company granted 81,000 options at an exercise price of $3.45 per share to the electing employees who were still employed by the Company. These 81,000 options vest over two years and are exercisable through March 3, 2005.

A summary of options granted under the option plans and related information for the years ended December 31, 1999, 2000 and 2001 follows:

                                                                              Weighted Average
                                                               Options         Exercise Price
                                                             ----------       ----------------
Outstanding, December 31, 1998                                  566,311              7.30
   Granted                                                      204,400              3.52
   Exercised                                                         --                --
   Canceled                                                     (55,863)             6.61
                                                             ----------
Outstanding, December 31, 1999                                  714,848              6.29
Weighted average fair value of options granted during 1999                           1.15
   Granted                                                      137,000             13.00
   Exercised                                                    (66,189)             5.96
   Canceled                                                     (35,625)             5.77
                                                             ----------
Outstanding, December 31, 2000                                  750,034              7.57
Weighted average fair value of options granted during 2000                           4.36
   Granted                                                       12,250              5.75
   Exercised                                                       (530)             4.19
   Canceled                                                    (126,120)            11.47
                                                             ----------
Outstanding, December 31, 2001                                  635,634              6.75
                                                             ==========
Weighted average fair value of options granted during 2001                           3.88
Options exercisable:
   December 31, 1999                                            184,416              5.96
   December 31, 2000                                            386,939              7.51
   December 31, 2001                                            454,958              7.22

Exercise prices for options outstanding as of December 31, 2001 ranged from $3.27 to $14.32. The weighted-average remaining contractual life of these options is approximately 3 years. Outstanding options at December 31, 2001 were held by 100 individuals.

The Company applies APB 25 and related Interpretations in accounting for the option plans. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Financial Accounting Standards

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

Years Ended December 31                        2001              2000             1999
--------------------------------------------------------------------------------------
Net earnings (loss):
   As reported                         $(22,575,000)      $11,199,000       $1,799,000
   Pro forma                            (22,606,000)       10,853,000        1,665,000

Basic earnings (loss) per share:
   As reported                               $(5.85)            $2.92             $.46
   Pro forma                                  (5.86)             2.83              .42

Diluted earnings (loss) per share:
   As reported                               $(5.85)            $2.70             $.46
   Pro forma                                  (5.86)             2.62              .42

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: expected volatility of 105%, 47% and 40%; risk-free interest rate of 4.4%, 6.3% and 5.9%; and expected lives of 2 to 8 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 12 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its eighth year and provides for annual fixed rental payments totaling approximately $320,100 in year eight; and in each year thereafter during the term, the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). In Denver, Colorado the Company leases a 7,100 square foot facility which is dedicated to certain value-added services and a regional distribution center.

In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division. In December 2000, the Company leased 26,700 square feet of space in Irvine, California which housed the operations of the Company's newly created Integrated Display Technologies division. As a result of operations of this division being discontinued during 2001, the Company is attempting to reduce its commitment associated with this space in Irvine, California.

During 1998, the Company entered into a lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

for the sales operation. The remaining area of approximately 4,000 square feet, which had been sublet, is presently vacant.

The Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 10,000 square feet. The leases for these offices expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future lease payments required under operating leases for office leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2002..........................................................        $4,400,000
2003..........................................................         3,400,000
2004..........................................................         2,800,000
2005..........................................................         2,200,000
2006..........................................................         1,400,000
Thereafter....................................................         4,100,000

Total rent expense for office leases, including real estate taxes and net of sublease income, amounted to approximately $3,600,000, $2,703,000, and $2,451,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In 1998, the Board of Directors approved a loan to the President and Chief Executive Officer of the Company in the amount of $125,000 in connection with his relocation to Silicon Valley. This loan, which was evidenced by a promissory note and bore interest at 5% per annum, was forgiven effective December 31, 2000.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 2001, 2000 and 1999, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum. At December 31, 2001, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $191,000.

During 1996, the Company established a second deferred compensation plan (the "Salary Continuation Plan") for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2001, 2000, and 1999 the Company committed to contribute $110,000, $235,000, and $115,000 respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity.

During 2000, employment agreements with two of the Company's executive officers were amended whereby the term, among other things, was extended through December 31, 2005. In addition, during 2000 the Company entered into new agreements that continue until December 31, 2003 with two other executive officers on similar terms as were contained in their previous employment agreements with the Company. At December 31, 2001, in addition to incentive compensation, these agreements provide for aggregate base salary of approximately $4,180,000 over the remaining term of the agreements.

In connection with an employment agreement with an executive officer an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 2001 and 2000.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company over the age of 21 are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2001, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, limited to $10,500 in 2001. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. During 2001 and in prior years, the Company's 401(k) Plan provided for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $443,000, $691,000, and $599,000 for matching contributions for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company entered into a lease for residential space in San Jose, California with a partnership which includes two of the Company's executive officers. The lease provides for rental payments of $4,800 per month through January 1, 2006. In consideration of the impact of the severe industry downturn on the Company, the partnership reduced the monthly rent to $3,400 in 2001. The Company paid a total of $54,800 to this partnership during 2001.

NOTE 13 - CONTINGENCIES
-----------------------

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In those cases, the Company expects that the manufacturer of such products will indemnify the Company, as well as defend such actions on the Company's behalf although there is no guarantee that the manufacturers will do so. In addition, the Company offers a warranty with respect to products manufactured or assembled for Aved Memory Products for a period of one year against defects in workmanship and materials under normal use and service and in their original, unmodified condition.

The Company has guaranteed the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables. This guaranty was made when the leases were sold to this third party who paid to the Company the net present value of the future payments of the leases. The maximum exposure under this guaranty was approximately $852,000 at December 31, 2001.

NOTE 14 - ECONOMIC DEPENDENCY
-----------------------------

For each of the years ended December 31, 2001, 2000 and 1999, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $57,980,000, $104,420,000 and $62,950,000, respectively. The net outstanding accounts payable to this supplier at December 31, 2001, 2000 and 1999 amounted to approximately $1,413,000, $11,286,000 and
$7,545,000, respectively.

                  Corporate Information Supplementing Form 10-K

                ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Additions     Additions
                            Balance at    Charged to    Charged to
                          Beginning of     Costs and         Other                  Balance at End
Description                     Period      Expenses      Accounts     Deductions        of Period
--------------------      ------------   -----------   -----------    -----------   --------------
Allowance for
Doubtful Accounts
2001                       $ 3,283,000   $ 1,335,000   $        --    $(2,773,000)     $ 1,845,000
2000                       $ 1,987,000   $ 1,899,000   $        --    $  (603,000)     $ 3,283,000
1999                       $ 1,412,000   $   824,000   $        --    $  (249,000)     $ 1,987,000