Form 10-K/A
period 2001-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2002-04-30
CIK 818074

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2002, 4,040,150 shares (including 32,141 held by a wholly-owned subsidiary of the Registrant) of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding, and the aggregate market value of the common stock held by non-affiliates was $14,200,000.

                    Documents incorporated by reference: None

================================================================================

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Executive Officers and Directors

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 12, 2002 are as follows:

Name                                        Class      Age      Position
----                                        -----      ---      --------

Paul Goldberg (1).....................        III       73      Chairman of the Board

Bruce M. Goldberg (1).................         II       46      Director and President and Chief Executive
                                                                Officer

Howard L. Flanders....................         II       44      Director and Executive Vice President, Chief
                                                                Financial Officer and Corporate Secretary

Rick Gordon...........................        III       48      Director and Senior Vice President of Sales

Robin L. Crandell (2)(3)..............        III       52      Director

Lewis B. Freeman (2)..................          I       52      Director

Daniel M. Robbin (2)(3)...............          I       66      Director

Richard E. Siegel.....................         II       56      Director

John Jablansky........................                  44      Senior Vice President of Product
                                                                Management and Operations

---------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 2004, 2002 and 2003, respectively. The Company's executive officers serve at the discretion of the Board; however, certain executive officers have employment agreements with the Company. See Item
11. Executive Compensation -- Employment Agreements. The following is a brief resume of the Company's executive officers and directors.

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

Robin L. Crandell is Senior Vice President of Worldwide Sales for E2O Communications, Inc., a manufacturer of high-performance fiber optic transmission components and modules. Prior to joining E2O Communications, Inc. in March 2002, Mr. Crandell was Partner and Vice President of Sales for Phase II Technical Sales, a manufacturers sales representation firm specializing in semiconductors. Prior to 1998, Mr. Crandell was Senior Vice President of Sales and Marketing for Samsung Electronics, Storage System Division, Vice President of North American Business Operations for VLSI Technology and Vice President of North American Sales for Samsung Semiconductor. Previously he held various sales positions at Advanced Micro Devices and was a senior engineer with Litton Data Systems. Mr. Crandell has a BSEE degree from California State Polytechnic University. Mr. Crandell became a director of the Company in 1999.

Lewis B. Freeman is a CPA and has been a principal of Lewis B. Freeman & Partners, Inc., an accounting and financial consulting firm providing services to both governmental agencies and businesses, since 1992. Presently, Mr. Freeman also is principal of Freeman Dawson & Rosenbaum, P.A., certified public accountants specializing in business counseling and individual and corporate tax planning. In addition to being a CPA, Mr. Freeman is also a member of the Florida Bar. Mr. Freeman became a director of the Company on June 1, 2001.

Daniel M. Robbin was involved in electronics distribution for over 39 years. Mr. Robbin retired in 1994 from Avnet, Inc., one of the largest distributors in the electronic components industry, where he spent 34 years, most recently as Senior Vice President of Avnet, Inc. and Executive Vice President of its subsidiary, Time Electronics. Mr. Robbin became a director of the Company in 1997. Mr. Robbin was a consultant to the Company from 1995 to June 1999.

Richard E. Siegel is the Executive Vice President and a director of Supertex, Inc., a manufacturer of complex proprietary and industry-standard integrated circuits. Mr. Siegel has been with Supertex since 1981. Prior thereto, Mr. Siegel worked at Signetics Corporation, Fairchild Semiconductor, Ford Instrument, and Grumman Aircraft Corporation. Mr. Siegel has a B.S. degree in Mechanical Engineering from the City College of New York. Mr. Siegel became a director of the Company in 1999.

John Jablansky has been employed by the Company since 1981. He was originally in sales and since 1982 has worked in various capacities within the product management department. In 1997, Mr. Jablansky was appointed Senior Vice President of Product Management of the Company and in 2001 became Senior Vice President of Product Management and Operations. Prior to joining the Company, Mr. Jablansky was employed by Milgray Electronics, another electronic components distributor.

Board Committees

Executive Committee

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 2001, the Executive Committee did not meet formally, however, its members spoke on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

Audit Committee

The Audit Committee is currently comprised of Daniel M. Robbin, Robin L. Crandell and Lewis B. Freeman, all independent nonemployee directors of the Company. Messrs. Robbin and Crandell served on the Audit Committee throughout 2001 and Mr. Freeman became a member on June 1, 2001. The Audit Committee is responsible for, among other things, reviewing the independence and recommending the selection of the independent auditors, reviewing the arrangements and scope of the independent audit, reviewing internal accounting procedures and controls and reviewing the reports and recommendations of the independent auditors with respect to internal controls.

Compensation Committee

The Compensation Committee consists of Daniel M. Robbin and Robin L. Crandell, two independent nonemployee directors of the Company. The Compensation Committee is responsible for determining the compensation of all executive officers of the Company and acts as the stock option committee of the Board, administering the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). The senior management of the Company makes all decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company.

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

To the Company's knowledge, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

Item 11. Executive Compensation
         ----------------------

The following table sets forth information regarding the compensation earned during each of the fiscal years ended December 31, 2001, 2000 and 1999 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, whose total annual salary and bonus exceeded $100,000:

                                          Summary Compensation Table
                                          --------------------------

                                                                                     Long-term
                                                                                    Compensation
                                                     Annual Compensation               Awards
                                             ------------------------------------   ------------
                                                                     Other Annual    Securities     All Other
                                                                     Compensation    Underlying   Compensation
Name and Principal Position          Year    Salary($)    Bonus($)      ($)(1)       Options(#)      ($)(2)
---------------------------          ----    ---------    --------   ------------   ------------  ------------

Paul Goldberg ....................   2001    278,000            -           -               -        17,000
  Chairman of the Board              2000    291,000      582,000           -           5,000        16,000
                                     1999    261,000       83,000           -          15,000        12,000

Bruce M. Goldberg ................   2001    388,000            -           -               -        32,000
  President and Chief                2000    407,000      815,000     171,000(3)        5,000        34,000
  Executive Officer                  1999    392,000      121,000     168,000(3)       15,000        27,000

Howard L. Flanders ...............   2001    207,000            -           -               -        22,000
  Executive Vice President and       2000    215,000      215,000           -           5,000        23,000
  Chief Financial Officer            1999    191,000       55,000           -          30,000        18,000

Rick Gordon ......................   2001    210,000            -           -               -        19,000
  Senior Vice President of Sales     2000    218,000      218,000           -           5,000        21,000
                                     1999    198,000       55,000           -          10,000        16,000

John Jablansky ...................   2001    191,000(4)         -           -               -         4,000
  Senior Vice President of Product   2000    170,000(4)         -           -           3,000        70,000
  Management and Operations          1999    165,000(4)         -           -           4,000        24,000

---------------

(1) Except for Bruce M. Goldberg, other annual compensation for each of the named executive officers in 1999, 2000 and 2001 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such named executive officer.
(2) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."
(3) Includes payments made in connection with Bruce M. Goldberg's relocation to San Jose to be based where the sales and marketing functions of the Company are headquartered. See "Employment Agreements
         - The Goldberg Agreements" hereinbelow.
(4) Includes commissions paid in the aggregate amounts of $71,000, $72,000 and $72,000 in 2001, 2000 and 1999, respectively, based on meeting certain levels of gross profits in each of those years.

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 2001 of $7,668. Pursuant to the terms of an employment agreement with Bruce M. Goldberg, the Company makes annual advances, currently in the amount of $21,995, to Bruce M. Goldberg to cover the annual premium on a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg. The Company is obligated to continue, for the duration of Bruce M. Goldberg's employment with the Company, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. In addition, beginning in 1993 the Company has advanced, and intends to continue to advance, the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. The Company's advances are secured by a collateral assignment of the cash value and death benefit of each of the policies. The current annual premium on each of these policies is $11,500. The Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies are expected to last for a maximum of ten years. Howard L. Flanders and Rick Gordon have been with the Company for a period of nine years from the year in which the policy was acquired (January 1993) and provided they each remain in the employ of the Company or they have become disabled or a change in control has occurred during the term of their employment, the advances will be deemed canceled and the security released thereafter ratably over a five-year vesting period until such time as all advances are deemed canceled.

Option Grants in Last Fiscal Year

The Company did not grant any stock options during its fiscal year ended December 31, 2001 to any named executive officer of the Company. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 2001 and the value of unexercised stock options as of December 31, 2001 for the individual executive officers named in the Summary Compensation Table:

                                                                       Number of
                                                                      Securities            Value of
                                                                      Underlying           Unexercised
                                                                      Unexercised         In-the-Money
                                                                      Options At           Options At
                                     Shares                            FY-End(#)           FY-End ($)
                                   Acquired on         Value         Exercisable/         Exercisable/
                                   Exercise(#)      Realized($)      Unexercisable      Unexercisable(1)
                                   ---------------------------------------------------------------------
Paul Goldberg................           -                -             93,500 (E)          $ 3,038 (E)
                                        -                -             16,500 (U)            3,038 (U)
Bruce M. Goldberg............           -                -            127,000 (E)            4,392 (E)
                                        -                -             18,000 (U)            6,588 (U)
Howard L. Flanders...........           -                -             45,450 (E)            8,784 (E)
                                        -                -             22,150 (U)           13,176 (U)
Rick Gordon..................           -                -             59,450 (E)            2,928 (E)
                                        -                -             10,150 (U)            4,392 (U)
John Jablansky...............           -                -              6,575 (E)            1,171 (E)
                                        -                -              5,425 (U)            1,757 (U)

--------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2001 (the Company's fiscal year end).

Employees', Officers', Directors' Stock Option Plan

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated the "Option Plan"). Subsequent thereto certain amendments to and a restatement of the Option Plan have been adopted by the Board and approved by the shareholders of the Company. The Option Plan may be further modified or amended by the Board, but certain modifications and amendments must be approved by the Company's shareholders to continue in effect. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through April 18, 2009, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 1,100,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan, subject to any adjustments required upon changes in capitalization to prevent dilution or enlargement of the shares issuable pursuant to the Option Plan by reason of any stock split, stock dividend, combination of shares, recapitalization or other change in the capital structure of the Company.

The Option Plan is administered by the Compensation Committee comprised of two or more nonemployee directors appointed by the Board from among its members. Any member of the Compensation Committee may be removed at any time either with or without cause by action of the Board and a vacancy on the Compensation Committee due to any reason can be filled by the Board. The current members of the Compensation Committee are two of the independent, nonemployee directors of the Company, Daniel M. Robbin and Robin L. Crandell. Subject to the express limitations of the Option Plan, the Compensation Committee has authority, in its discretion, to interpret the Option Plan, to adopt, prescribe, amend and rescind rules and regulations as it deems appropriate concerning the holding of its meetings and administration of the Option Plan, to determine and recommend persons to whom options should be granted, the date of each option grant, the number of shares of Common Stock to be included in each option, any vesting schedule, the option price and term (which in no event will be for a period more than ten years from the date of grant) and the form and content of agreements evidencing options to be issued under the Option Plan.

Options may be currently granted under the Option Plan to any key employee or nonemployee director or prospective key employee or nonemployee director (conditioned upon, and effective not earlier than, his or her becoming an employee or director) of or independent contractor associated with the Company or its subsidiaries. However, as required by the Code, nonemployee directors and independent contractors are only eligible to receive nonqualified stock options. In determining key employees to whom options will be granted, the Compensation Committee takes into consideration the key employee's present and potential contribution to the success and growth of the Company's business and other such factors as the Compensation Committee may deem proper or relevant in its discretion including whether such person performs important job functions or makes important decisions for the Company, as well as the judgment, initiative, leadership and continued efforts of eligible participants. Employees who are also officers or directors of the Company or its subsidiaries will not by reason of such offices be ineligible to receive options. However, no member of the Compensation Committee is eligible to receive options under the Option Plan and it is currently contemplated that nonemployee directors would be granted options under the Director Stock Option Plan and not the Option Plan. The Compensation Committee has not adopted formal eligibility limitation criteria. Therefore, quantification of the current number of employees, nonemployee directors and independent contractors that would technically be eligible for participation is not currently readily determinable.

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

As of April 19, 2002, a total of 806,180 options were granted and had not expired or been forfeited, of which 105,646 were exercised and 700,534 options were outstanding (of which 411,200 options were held by executive officers and directors of the Company as a group, see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values" and 337,725 options are presently exercisable). These options, which are held by 136 persons, are exercisable at prices ranging from $3.27 per share to $14.32 per share and are exercisable through various expiration dates from 2002 to 2007.

2000 Nonemployee Director Stock Option Plan

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan, as amended (the "Director Stock Option Plan"). The Director Stock Option Plan provides for awards of options to purchase shares of Common Stock of the Company to nonemployee directors of the Company. Under the Director Stock Option Plan, on or about the day of each nonemployee director's initial election to the Company's Board, each nonemployee director will be awarded nonqualified stock options to purchase at least 1,500 shares of the Company's Common Stock, but not to exceed a maximum of 15,000 shares, at the fair market value of the Company's Common Stock on the date on which the option is granted. The Board will determine the number of options to be granted to a nonemployee director upon his or her initial election as it deems necessary or advisable and in the best interests of the Company in order to attract and obtain outstanding and highly qualified candidates to serve on the Company's Board. On the date of the Company's annual meeting of shareholders occurring later than 12 months after a nonemployee director's initial election, the Director Stock Option Plan provides such nonemployee director (subject to his or her re-election if up for re-election at such annual meeting) will be automatically awarded additional options to purchase 1,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date on which the option is granted. An aggregate of 75,000 shares of the Company's Common Stock has been reserved for issuance under the Director Stock Option Plan. As of April 19, 2002, a total of 9,000 options were granted and had not expired or been forfeited, all of which were outstanding. These options, which are held by 4 persons, have exercise prices ranging from $5.35 per share to $10.53 per share (based on fair market value at date of grant) and vest in 50% annual increments over a two-year period and are exercisable over a ten-year period. Under certain circumstances, including death, permanent disability, retirement or a change in control, vesting is accelerated and the options become fully exercisable.

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

Deferred Compensation Plans for Executive Officers and Key Employees

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during 2001, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board upon a recommendation from the Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2001 the Company contributed $110,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment terminates due to death, disability or a change in control of management, he or she will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains. One executive officer of the Company has been chosen as a participant in the 1996 Deferred Compensation Plan.

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

Employment Agreements

The Goldberg Agreements

The Company has employment agreements with each of Paul Goldberg, its Chairman of the Board, and Bruce M. Goldberg, its Chief Executive Officer and President (collectively and as amended the "Goldberg Agreements"). Effective January 1, 2000, the term of each of the Goldberg Agreements was extended until December 31, 2005, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to the expiration of the then current term and subject, in the case of Paul Goldberg, to earlier termination in the event that Paul Goldberg elects to exercise his right to retire as hereinafter described. Each of the Goldberg Agreements provides for a base salary, in the case of Paul Goldberg, of $291,167 per annum effective January 1, 2000, and, in the case of Bruce M. Goldberg, of $391,723 per annum effective January 1, 1999, subject to an annual increase equal to the greater of 4% per annum or the increase in the cost of living. During 2001, Bruce M. Goldberg and Paul Goldberg voluntarily agreed to reductions in their base salary which amounted to approximately $35,000 and $25,000, respectively, for 2001. Under the Goldberg Agreements, Paul Goldberg and Bruce M. Goldberg are entitled to receive, in the case of Paul Goldberg, an annual cash bonus equal to 3% and, in the case of Bruce M. Goldberg, an annual cash bonus in 1999 equal to 4% and in 2000 and thereafter 5% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. In addition, upon a change in control, all options granted by the Company to Paul Goldberg and Bruce M. Goldberg automatically vest.

In 1998, the Board of Directors approved a loan to Bruce M. Goldberg in the amount of $125,000 in connection with his relocation to Silicon Valley. This loan, which was evidenced by a promissory note and bore interest at 5% per annum, was forgiven effective December 31, 2000 and is included in Mr. Goldberg's compensation for 2000.

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

The Flanders/Gordon Agreements

Effective as of January 1, 2000, the Company entered into a new employment agreement with Howard L. Flanders, its Executive Vice President, Chief Financial Officer and Corporate Secretary (the "Flanders Agreement"), and Rick Gordon, its Senior Vice President of Sales (the "Gordon Agreement" and collectively with the Flanders Agreement, the "Flanders/Gordon Agreements"). The Flanders/Gordon Agreements each expire on December 31, 2003, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to expiration of the then current term. They provide for a base salary, effective as of January 1, 2000, of $215,000 per annum for Mr. Flanders and $218,000 per annum for Mr. Gordon, subject to an annual increase commencing January 1, 2001, equal to the greater of 5% per annum or the increase in the cost of living. During 2001, Howard L. Flanders and Rick Gordon voluntarily agreed to reductions in their base salary which amounted to approximately $19,000 for each for 2001. Under the Flanders/Gordon Agreements, Messrs. Gordon and Flanders are entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation is limited in any year to an amount no greater than such executive's base salary for the applicable year. The Flanders/Gordon Agreements also provide for certain additional benefits, including participation in the Company benefit plans, use of a Company automobile and continuance of all their respective compensation and other benefits for two years in the event of disability. Further, if Mr. Gordon or Mr. Flanders were to be terminated without cause (which includes requiring employee to perform duties not commensurate with his offices or which differ materially from duties that presently exist or, after a change in control, changing the location where employee is based), he is entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the applicable Flanders/Gordon Agreement. Additionally, under the Flanders/Gordon Agreements, the Company will pay premiums under a life insurance policy for each of Messrs. Gordon and Flanders with the beneficiary to be as designated by Mr. Gordon or Mr. Flanders, respectively, as described under "Summary Compensation Table" above. The Flanders/Gordon Agreements also provide that, in the event of a change in control (as defined) of the Company, each of Mr. Gordon and Mr. Flanders would have the option in his sole discretion to terminate the applicable Flanders/Gordon Agreement. In such event, and subject to remaining an employee of the Company (or its successor) for 180 days after the change in control (other than as a result of his death, disability or termination without cause), Mr. Gordon or Mr. Flanders, at his option, is entitled to elect to receive a lump-sum payment equal to his respective compensation due through the later of the end of the term of the applicable Flanders/Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under such Flanders/Gordon Agreement. In addition, upon a change in control, all options granted by the Company to Messrs. Flanders and Gordon automatically vest. The Flanders/Gordon Agreements also contain covenants not to compete, nonsolicitation and nondisclosure provisions.

Board Compensation

The members of the Board do not currently receive compensation from the Company for acting in their capacity as directors of the Company nor has the Company adopted any standard arrangement for compensating non-employee directors of the Company other than grants of options under the Director Stock Option Plan. In addition to the Director Option Stock Plan, the Company may decide in the future to further compensate directors and/or to establish a standard cash compensation arrangement for non-employee directors. See "2000 Nonemployee Director Stock Option Plan."

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board consists of Daniel M. Robbin and Robin
L. Crandell, both being independent, non-employee directors of the Company. See "BOARD COMMITTEES - Compensation Committee." Since January 1, 2001 to the date hereof, neither member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 19, 2002, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 2001 (including the Chief Executive Officer) and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                     Percent of
   Name and Address                                       Amount and Nature of       Outstanding
   of Beneficial Owner (1)                              Beneficial Ownership (2)     Shares (2)
   -----------------------                              ------------------------     -----------
   Bruce M. Goldberg (3)...........................              346,432                 8.8%
   Paul Goldberg (4)...............................              223,073                 5.7%
   Dimensional Fund Advisors Inc. (5)..............              208,220                 5.4%
   Rick Gordon.....................................               60,650                 1.6%
   Howard L. Flanders..............................               50,650                 1.3%
   John Jablansky..................................               13,425                   *
   Daniel M. Robbin................................                9,250                   *
   Richard E. Siegel...............................                2,600                   *
   Robin L. Crandell...............................                1,500                   *
   Lewis B. Freeman................................                  750                   *
   All executive officers and directors
   as a group (9 persons)(3)(4)....................              708,330                17.0%
   ---------------
   *   Less than 1%

(1) The address of each of Paul Goldberg, Howard L. Flanders and John Jablansky is 16115 N.W. 52nd Avenue, Miami, Florida 33014; each of Bruce M. Goldberg and Rick Gordon is 230 Devcon Drive, San Jose, California 95112; Daniel M. Robbin is 4697 Carlton Golf Drive, Lake Worth, Florida 33467; Richard E. Siegel is 10 Long Spur Street, Portola Valley, California 94028; Robin L. Crandell is 950 Bascom Avenue, Suite 1113, San Jose, California 95128; and Lewis B. Freeman is 2601 South Bayshore, Suite 1900, Coconut Grove, Florida 33133.
(2) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan which will be vested and exercisable on or before June 18, 2002: 128,000 options held by Bruce M. Goldberg; 94,500 options held by Paul Goldberg; 60,450 options held by Rick Gordon; 46,450 options held by Howard L. Flanders; 7,175 options held by John Jablansky; 7,250 options held by Daniel M. Robbin; 1,500 options held by Richard E. Siegel; 1,500 options held by Robin L. Crandell; 750 options held by Lewis B. Freeman; and 347,575 options held by the executive officers and directors as a group. Excludes outstanding stock options to purchase an aggregate of 72,625 additional shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan to the executive officers and directors as a group that will not be vested nor exercisable as of June 18, 2002. For purposes of calculating the Percent of Outstanding Shares, the shares of Common Stock held by a wholly-owned subsidiary of the Company and treasury shares of the Company totaling 215,387 are not deemed to be outstanding.
(3) Includes a total of 79,500 shares of the Company's Common Stock held of record by Bruce M. Goldberg as trustee for his sons and for his nieces and nephew. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 1,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg, and 19,209 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Bruce M. Goldberg's sons. Bruce M. Goldberg disclaims beneficial ownership over all such securities.

(4) Includes 57,844 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and a total of 500 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for two of his grandchildren. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 35,940 shares of the Company's Common Stock held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.
(5) Dimensional Fund Advisors Inc. ("Dimensional") is a registered investment advisor with offices at 1299 Ocean Avenue, Santa Monica, California 90401. Information as to the beneficial ownership of the Company's Common Stock by Dimensional was obtained from a Schedule 13G filed on February 12, 2002 with the SEC which disclosed that Dimensional was the beneficial owner of 208,220 shares, over all of which it had sole voting power and sole dispositive power in its role as investment advisor or manager to certain investment companies, trusts and accounts which own the shares. Such filing further disclosed that the shares were acquired in the ordinary course of business and were not acquired for the purpose of, and do not have the effect of, changing or influencing the control of the Company and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

During 2001, the Company purchased product aggregating approximately $2.4 million from Supertex, Inc., a supplier of the Company where a Board member of the Company, Richard E. Siegel, is the Executive Vice President and a director.

In January 2001, the Company, with the approval of the Board, entered into a lease for a California townhouse for the purpose of accommodating employees of the Company visiting the San Jose area. The townhouse is owned by a partnership that consists of Paul Goldberg and his spouse and Bruce M. Goldberg. The lease has a term expiring in 2006 and provides for monthly rent of $4,800 on a triple-net basis. In consideration of the impact of the severe industry downturn, the partnership reduced the monthly rent to $3,400 beginning November 2001. The reduced rent will continue until industry conditions improve.

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

                               ALL AMERICAN SEMICONDUCTOR, INC.
                               (Registrant)

                               By: /s/ Paul Goldberg
                                   ---------------------------------------------
                                   Paul Goldberg, Chairman of the Board
                                   (Duly Authorized Officer)

                               By: /s/ Howard L. Flanders
                                   ---------------------------------------------
                                   Howard L. Flanders, Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Dated: April 30, 2002