Form 10-Q
period 2002-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2002-05-15
CIK 818074

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     --or--
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]      EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 7, 2002, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX




Part     Item                                                                               Page
No.      No.      Description                                                                No.
------------------------------------------------------------------------------------------------


I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 2002
                    (Unaudited) and December 31, 2001.......................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                    Ended March 31, 2002 and 2001 (Unaudited)...............................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Quarters Ended March 31, 2002 and 2001 (Unaudited)......................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)..........   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................   5

         3.       Quantitative and Qualitative Disclosures about Market Risk................   8


II                OTHER INFORMATION:

         2.       Changes in Securities and Use of Proceeds.................................   9

         6.       Exhibits and Reports on Form 8-K..........................................   9

                  SIGNATURES................................................................   9

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     March 31      December 31
ASSETS                                                                   2002             2001
----------------------------------------------------------------------------------------------
                                                                   (Unaudited)

Current assets:
  Cash ......................................................   $     425,000    $     636,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,124,000 and $1,845,000 ...................      50,989,000       41,217,000
  Inventories ...............................................      62,467,000       81,032,000
  Other current assets, including income taxes receivable ...       7,661,000       14,904,000
  Net assets of discontinued operations .....................               -           36,000
                                                                -------------    -------------
    Total current assets ....................................     121,542,000      137,825,000
Property, plant and equipment - net .........................       3,311,000        3,476,000
Deposits and other assets ...................................       2,740,000        2,821,000
                                                                -------------    -------------
                                                                $ 127,593,000    $ 144,122,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .........................   $     189,000    $     234,000
  Accounts payable and accrued expenses .....................      52,061,000       50,848,000
  Other current liabilities .................................         299,000          174,000
                                                                -------------    -------------
    Total current liabilities ...............................      52,549,000       51,256,000
Long-term debt:
  Notes payable .............................................      50,732,000       68,662,000
  Subordinated debt .........................................       5,988,000        5,999,000
  Other long-term debt ......................................       1,180,000        1,180,000
                                                                -------------    -------------
                                                                  110,449,000      127,097,000
                                                                -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................               -                -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 4,040,150 shares issued and outstanding......          40,000           40,000
  Capital in excess of par value ............................      26,328,000       26,328,000
  Accumulated deficit .......................................      (8,289,000)      (8,408,000)
  Treasury stock, at cost, 183,246 shares ...................        (935,000)        (935,000)
                                                                -------------    -------------
                                                                   17,144,000       17,025,000
                                                                -------------    -------------
                                                                $ 127,593,000    $ 144,122,000
                                                                =============    =============



See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                        2002             2001
------------------------------------------------------------------------------------

NET SALES .........................................   $  82,142,000    $ 125,917,000
Cost of sales .....................................     (66,501,000)    (100,905,000)
                                                      -------------    -------------
Gross profit ......................................      15,641,000       25,012,000
Selling, general and administrative expenses ......     (14,490,000)     (21,247,000)
                                                      -------------    -------------

INCOME FROM CONTINUING OPERATIONS .................       1,151,000        3,765,000
Interest expense ..................................        (967,000)      (2,761,000)
                                                      -------------    -------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .............................         184,000        1,004,000
Income tax provision ..............................         (65,000)        (431,000)
                                                      -------------    -------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS ..................         119,000          573,000
Income from discontinued operations (net
  of $75,000 income tax provision) ................               -           98,000
                                                      -------------    -------------
NET INCOME ........................................   $     119,000    $     671,000
                                                      =============    =============

BASIC EARNINGS PER SHARE:
   Income from continuing operations ..............           $ .03            $ .15
   Discontinued operations ........................               -              .02
                                                              -----            -----
   Net income .....................................           $ .03            $ .17
                                                              =====            =====

DILUTED EARNINGS PER SHARE:
   Income from continuing operations ..............           $ .03            $ .15
   Discontinued operations ........................               -              .02
                                                              -----            -----
   Net income .....................................           $ .03            $ .17
                                                              =====            =====


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


QUARTERS ENDED MARCH 31                                                   2002            2001
----------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities ........   $ 17,744,000    $ (1,557,000)
                                                                  ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment .........................        (46,000)       (128,000)
Decrease in other assets ......................................         81,000          76,000
                                                                  ------------    ------------

   Cash flows provided by (used for) investing activities .....         35,000         (52,000)
                                                                  ------------    ------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement ....    (17,930,000)      1,843,000
Repayments of notes payable ...................................        (60,000)        (56,000)
Net proceeds from issuance of equity securities ...............              -           2,000
                                                                  ------------    ------------

   Cash flows provided by (used for) financing activities .....    (17,990,000)      1,789,000
                                                                  ------------    ------------

Increase (decrease) in cash ...................................       (211,000)        180,000
Cash, beginning of period .....................................        636,000         335,000
                                                                  ------------    ------------

Cash, end of period ...........................................   $    425,000    $    515,000
                                                                  ============    ============

Supplemental Cash Flow Information:
Interest paid .................................................   $    947,000    $  2,702,000
                                                                  ============    ============

Income taxes paid (refunded) - net ............................   $ (7,273,000)   $    717,000
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2002, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

Prior period financial statements have been reclassified to conform with the current period's presentation.

For a summary of significant accounting policies (which have not changed from December 31, 2001) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

Quarters Ended March 31                                      2002           2001
--------------------------------------------------------------------------------

Basic.............................................      3,856,904      3,856,539
Diluted...........................................      3,878,447      4,051,693

2.   LONG-TERM DEBT

Outstanding borrowings at March 31, 2002 under the Company's $85 million line of credit facility aggregated $50,732,000. Borrowings under this facility are collateralized by substantially all of the Company's assets.

3.   OPTIONS

During the quarter ended March 31, 2002, in connection with a prior cancellation of certain stock options, the Company granted 81,000 stock options pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, at an exercise price of $3.45 per share. These stock options vest over two years and are exercisable through March 3, 2005.

During the quarter ended March 31, 2002, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended.

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

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, may be impacted significantly by judgement, assumptions and estimates used in the preparation of the unaudited Consolidated Condensed Financial Statements:

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns.

The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers which provide for price protection and obsolescence credits, inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

Loss contingencies arise in the ordinary course of business. In determining loss contingencies, we evaluate the likelihood of the loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of such loss. We accrue for an estimated loss contingency when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.

Results of Operations
---------------------

Net sales for the first quarter of 2002 were $82.1 million, a decrease of 34.8% from net sales of $125.9 million for the same period of 2001, excluding sales from discontinued operations. The decrease was primarily attributable to a severe broad-based industry downturn which began during the first quarter of 2001 and progressively and significantly worsened throughout 2001, weakness in demand for electronic components as well as the general weakness in the overall economy. While market conditions have not improved significantly as of yet, net sales for the first quarter of 2002 did represent the first sequential quarterly increase in sales, when compared to the prior consecutive quarter, since the third quarter of 2000. Net sales for the first quarter of 2002 were 23.8% ahead of net sales for the fourth quarter of 2001.

Gross profit was $15.6 million for the first quarter of 2002, a decrease of 37.5% from gross profit of $25.0 million for the same period of 2001, excluding gross profit from discontinued operations. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margins as a percentage of net sales were 19.0% for the first three months of 2002 compared to 19.9% for the same period of 2001. The decline in gross profit margins reflects the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects that the downward pressure on gross profit margins may continue.

Selling, general and administrative expenses ("SG&A") decreased to $14.5 million for the first quarter of 2002 from $21.2 million for the first quarter of 2001. The improvement in SG&A reflects the benefit from the implementation of certain expense reduction programs, including workforce and salary reductions, all of which began during the second quarter of 2001. The decrease also reflects a reduction in variable expenses associated with the decline in sales and gross profit dollars.

SG&A as a percentage of net sales was 17.6% for the quarter ended March 31, 2002 compared to 16.9% for the same period of 2001. The increase in SG&A as a percentage of net sales reflects the significant decline in sales which outpaced the improvement in SG&A discussed above.

Income from continuing operations was $1.2 million for the first quarter of 2002 compared to $3.8 million for the first quarter of 2001. The decrease in income from continuing operations was due to the significant decline in sales and gross profit dollars resulting from the severe industry downturn, which decreases were partially offset by the improvement in SG&A described above.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Interest expense decreased to $1.0 million for the first quarter of 2002 from $2.8 million for the same period of 2001. The decrease in interest expense resulted from a significant decrease in our average borrowings and a decrease in overall interest rates. Our average borrowings decreased approximately $60 million from the first quarter of 2001 due to the decreases in our inventory, accounts receivable and income taxes receivable as well as from the positive effects of our expense reduction programs.

Net income was $119,000 or $.03 per share (diluted) for the quarter ended March 31, 2002, compared to $671,000 or $.17 per share (diluted) for the same period of 2001.

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 2002 decreased to $69.0 million from working capital of $86.6 million at December 31, 2001. The current ratio was 2.31:1 at March 31, 2002 compared to 2.69:1 at December 31, 2001. The decreases in working capital and the current ratio were primarily due to a substantial decrease in inventory, a decrease in income taxes receivable and an increase in accounts payable. These changes to working capital were partially offset by an increase in accounts receivable. Accounts receivable levels at March 31, 2002 were $51.0 million compared to accounts receivable of $41.2 million at December 31, 2001. The increase in accounts receivable reflects an increase in the level of sales during the first quarter of 2002 compared to the latter part of 2001. Inventory levels were $62.5 million at March 31, 2002, down from $81.0 million at December 31, 2001. The significant decrease in inventory reflects our sustained efforts to bring inventory positions in line with the current levels of sales. Accounts payable and accrued expenses increased to $52.1 million at March 31, 2002 compared to $50.8 million at December 31, 2001.

Outstanding borrowings under the Company's $85 million line of credit facility aggregated $50.7 million at March 31, 2002 down from $68.7 million at December 31, 2001. The decline in outstanding borrowings during the first quarter of 2002 reflects the decrease in working capital discussed previously. Borrowings under this facility are collateralized by substantially all of the Company's assets.

In addition to its borrowings under its line of credit facility and other long-term debt obligations reflected on its unaudited Consolidated Condensed Balance Sheet, the Company has operating leases for office space and equipment that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2002. The amount of the Company's obligations with respect to operating leases is approximately $3.9 million for the twelve months ending March 31, 2003.

The Company currently expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Forward-Looking Statements; Business Risks
------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of or increase in the broad-based industry downturn resulting in the decline or increasing decline (as the case may be) in demand for electronic components and further excess customer inventory; continuing or worsening in the overall economic weakness; the reduced effectiveness of the Company's business and marketing

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================


strategies; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs; an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility and from other sources (debt and/or equity) to support the Company's operations; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the inability of the Company to continue to enhance its service capabilities and the timing and cost thereof; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; an increase in interest rates; the adverse impact of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

================================================================================


ITEM 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     The Company has not issued or sold any unregistered securities during the quarter ended March 31, 2002, although, pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted stock options to 109 individuals to purchase an aggregate of 81,000 shares of the Company's Common Stock at an exercise price of $3.45 per share. The stock options vest over a two-year period and are exercisable through March 3, 2005. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         11.1     Statement Re: Computation of Per Share Earnings (Unaudited).

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

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

                                All American Semiconductor, Inc.
                                ------------------------------------------------
                                (Registrant)

Date: May 15, 2002              /s/ Paul Goldberg
                                ------------------------------------------------
                                Paul Goldberg, Chairman of the Board
                                (Duly Authorized Officer)

Date: May 15, 2002              /s/ Howard L. Flanders
                                ------------------------------------------------
                                Howard L. Flanders, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)