Form 10-Q
period 2002-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2002-08-09
CIK 818074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
                                     --or--
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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

As of August 8, 2002, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.



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


I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at June 30, 2002
                    (Unaudited) and December 31, 2001.......................................   1

                  Consolidated Condensed Statements of Operations for the Quarters
                    and Six Months Ended June 30, 2002 and 2001 (Unaudited).................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Six Months Ended June 30, 2002 and 2001 (Unaudited).....................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)..........   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................   5

         3.       Quantitative and Qualitative Disclosures about Market Risk................   9


II                OTHER INFORMATION:

         6.       Exhibits and Reports on Form 8-K..........................................   9

                  SIGNATURES................................................................   9

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       June 30      December 31
ASSETS                                                                    2002             2001
-----------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Current assets:
  Cash ......................................................    $     393,000    $     636,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,028,000 and $1,845,000 ...................       48,663,000       41,217,000
  Inventories ...............................................       58,137,000       81,032,000
  Other current assets, including income taxes receivable ...        5,684,000       14,904,000
  Net assets of discontinued operations .....................               --           36,000
                                                                 -------------    -------------
    Total current assets ....................................      112,877,000      137,825,000
Property, plant and equipment - net .........................        3,104,000        3,476,000
Deposits and other assets ...................................        2,645,000        2,821,000
                                                                 -------------    -------------
                                                                 $ 118,626,000    $ 144,122,000
                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .........................    $     145,000    $     234,000
  Accounts payable and accrued expenses .....................       59,045,000       50,848,000
  Other current liabilities .................................          238,000          174,000
                                                                 -------------    -------------
    Total current liabilities ...............................       59,428,000       51,256,000
Long-term debt:
  Notes payable .............................................       34,698,000       68,662,000
  Subordinated debt .........................................        5,978,000        5,999,000
  Other long-term debt ......................................        1,180,000        1,180,000
                                                                 -------------    -------------
                                                                   101,284,000      127,097,000
                                                                 -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................               --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,040,150 shares issued and outstanding .................           40,000           40,000
  Capital in excess of par value ............................       26,328,000       26,328,000
  Accumulated deficit .......................................       (8,091,000)      (8,408,000)
  Treasury stock, at cost, 183,246 shares ...................         (935,000)        (935,000)
                                                                 -------------    -------------
                                                                    17,342,000       17,025,000
                                                                 -------------    -------------
                                                                 $ 118,626,000    $ 144,122,000
                                                                 =============    =============





See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Quarters                          Six Months
PERIODS ENDED JUNE 30                               2002             2001             2002             2001
-----------------------------------------------------------------------------------------------------------

NET SALES .............................    $  87,397,000    $ 100,062,000    $ 169,539,000    $ 225,979,000
Cost of sales .........................      (71,867,000)     (86,922,000)    (138,368,000)    (187,827,000)
                                           -------------    -------------    -------------    -------------
Gross profit ..........................       15,530,000       13,140,000       31,171,000       38,152,000
Selling, general and
  administrative expenses .............      (14,391,000)     (19,552,000)     (28,881,000)     (40,799,000)
Impairment of goodwill ................               --         (450,000)              --         (450,000)
                                           -------------    -------------    -------------    -------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS ...............        1,139,000       (6,862,000)       2,290,000       (3,097,000)
Interest expense ......................         (810,000)      (2,357,000)      (1,777,000)      (5,118,000)
                                           -------------    -------------    -------------    -------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES .................          329,000       (9,219,000)         513,000       (8,215,000)
Income tax (provision) benefit ........         (131,000)       3,593,000         (196,000)       3,162,000
                                           -------------    -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS .............          198,000       (5,626,000)         317,000       (5,053,000)
Discontinued operations:
Income from operations (net of $168,000
  and $244,000 income tax provision) ..               --          225,000               --          323,000
Loss on disposal (net of $6,474,000
  income tax benefit) .................               --       (8,581,000)              --       (8,581,000)
                                           -------------    -------------    -------------    -------------
NET INCOME (LOSS) .....................    $     198,000    $ (13,982,000)   $     317,000    $ (13,311,000)
                                           =============    =============    =============    =============

BASIC EARNINGS PER SHARE:
Income (loss) from
  continuing operations ...............           $  .05           $(1.46)          $  .08           $(1.31)
Discontinued operations ...............               --            (2.17)              --            (2.14)
                                                  ------           ------           ------           ------
Net income (loss) .....................           $  .05           $(3.63)          $  .08           $(3.45)
                                                  ======           ======           ======           ======

DILUTED EARNINGS PER SHARE:
Income (loss) from
  continuing operations ...............           $  .05           $(1.46)          $  .08           $(1.31)
Discontinued operations ...............               --            (2.17)              --            (2.14)
                                                  ------           ------           ------           ------
Net income (loss) .....................           $  .05           $(3.63)          $  .08           $(3.45)
                                                  ======           ======           ======           ======









See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED JUNE 30                                                  2002            2001
----------------------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities ..................    $ 33,732,000    $ 16,056,000
                                                                  ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ........................         (66,000)       (267,000)
Decrease in other assets .....................................         176,000         244,000
                                                                  ------------    ------------

   Cash flows provided by (used for) investing activities ....         110,000         (23,000)
                                                                  ------------    ------------

Cash Flows From Financing Activities:
Net repayments under line of credit agreement ................     (33,964,000)    (16,139,000)
Repayments of notes payable ..................................        (121,000)       (124,000)
Net proceeds from issuance of equity securities ..............              --           2,000
                                                                  ------------    ------------

   Cash flows used for financing activities ..................     (34,085,000)    (16,261,000)
                                                                  ------------    ------------

Decrease in cash .............................................        (243,000)       (228,000)
Cash, beginning of period ....................................         636,000         335,000
                                                                  ------------    ------------

Cash, end of period ..........................................    $    393,000    $    107,000
                                                                  ============    ============

Supplemental Cash Flow Information:
Interest paid ................................................    $  1,906,000    $  5,220,000
                                                                  ============    ============

Income taxes paid (refunded) - net ...........................    $ (9,395,000)   $    819,000
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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2002, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                    Quarters                     Six Months
Periods Ended June 30                         2002           2001           2002           2001
-----------------------------------------------------------------------------------------------
Basic..............................      3,856,904      3,856,904      3,856,904      3,856,904
Diluted............................      3,867,185      3,856,904      3,872,451      3,856,904

2.   LONG-TERM DEBT

Outstanding borrowings at June 30, 2002 under the Company's $85 million line of credit facility aggregated $34,698,000. Borrowings under this facility are collateralized by substantially all of the Company's assets.

3.   OPTIONS

During the quarter ended June 30, 2002, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended June 30, 2002, a total of 400 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $3.45 to $6.20 per share. During the quarter ended March 31, 2002, in connection with a prior cancellation of certain stock options, the Company granted 81,000 stock options pursuant to the Option Plan at an exercise price of $3.45 per share. These stock options vest over two years and are exercisable through March 3, 2005.

During the six months ended June 30, 2002, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended. During the quarter ended June 30, 2002, 1,500 stock options previously granted pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended, were canceled at an exercise price of $7.15 per share.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, and when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns.

The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================


agreements with its suppliers which provide for price protection and obsolescence credits, inventories are written-down to market value. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

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

Results of Operations
---------------------

Net sales for the quarter and six months ended June 30, 2002 were $87.4 million and $169.5 million, respectively, representing a 12.7% and 25.0% decrease from net sales of $100.1 million and $226.0 million for the same periods of 2001, excluding sales from discontinued operations. The decreases were primarily attributable to a severe broad-based industry downturn which began during the first quarter of 2001 and progressively and significantly worsened throughout 2001, weakness in demand for electronic components as well as the general weakness in the overall economy. While market conditions remain weak, net sales for the second quarter of 2002 were 6.4% ahead of net sales for the first quarter of 2002 representing the second sequential quarterly increase in sales when compared to the prior consecutive quarter. Management expects that the weakness in market conditions may continue through at least the end of this year and, therefore, sequential growth may not continue.

Gross profit was $15.5 million and $31.2 million for the second quarter and first six months of 2002, down 18.9% and 29.4% from $19.1 million and $44.1 million for the same periods of 2001, excluding gross profit from discontinued operations and without giving effect to a non-cash inventory write-off of approximately $6.0 million during the second quarter of 2001 resulting from adverse industry conditions. The decreases in gross profit were primarily due to decreases in net sales and gross profit margins. Gross profit margins as a percentage of net sales were 17.8% and 18.4% for the second quarter and first six months of 2002 compared to 19.1% and 19.5% for the second quarter and first six months of 2001 without giving effect to the inventory write-off. The decline in gross profit margins reflects the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects that the downward pressure on gross profit margins may continue. After giving effect to the inventory write-off, gross profit dollars were $13.1 million and $38.2 million and gross profit margins were 13.1% and 16.9% for the second quarter and first six months of 2001, respectively.

Selling, general and administrative expenses ("SG&A") decreased to $14.4 million for the second quarter of 2002 from $18.1 million for the second quarter of 2001 without giving effect to a write-off of $1.5 million of accounts receivable in the second quarter of 2001. SG&A decreased to $28.9 million for the first half of 2002 from $39.3 million for the same period of 2001 without giving effect to the write-off of certain accounts receivable. The improvements in SG&A reflect the benefit from the implementation of certain expense reduction programs, including workforce and salary reductions, all of which began during the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================


second quarter of 2001. The decreases also reflect a reduction in variable expenses associated with the decline in sales and gross profit dollars. After giving effect to the write-off of certain accounts receivable, SG&A was $19.6 million and $40.8 million for the second quarter and first six months of 2001.

SG&A as a percentage of net sales was 16.5% and 17.0% for the quarter and six months ended June 30, 2002, compared to 18.1% and 17.4% for the same periods of 2001 without giving effect to the write-off of accounts receivable discussed above. The decreases in SG&A as a percentage of net sales were due to the improvements in SG&A in absolute dollars discussed above which more than offset the impact from the decline in net sales. After taking into account the write-off of accounts receivable, SG&A as a percentage of net sales was 19.5% and 18.1% for the quarter and six months ended June 30, 2001.

Income from continuing operations was $1.1 million for the second quarter of 2002 compared to $1.0 million for the second quarter of 2001 excluding from the 2001 period the non-cash charges for inventory and accounts receivable write-offs and a $450,000 non-cash write-off of goodwill. Income from continuing operations was $2.3 million for the first six months of 2002 compared to $4.8 million for the first six months of 2001 excluding the previously mentioned non-cash charges taken in the second quarter of 2001. The decrease in income from continuing operations for the six months ended June 30, 2002 compared to the same period of 2001 was due to the significant decline in sales and gross profit dollars for the reasons discussed previously, which decreases were partially offset by the improvement in SG&A described above. After giving effect to the non-cash charges, the Company had losses from continuing operations of $6.9 million and $3.1 million for the second quarter and first six months of 2001.

Interest expense decreased significantly to $810,000 and $1.8 million for the second quarter and first half of 2002, from $2.4 million and $5.1 million for the same periods of 2001. These substantial decreases in interest expense resulted from significant decreases in our average borrowings and decreases in overall interest rates. Our average borrowings decreased by approximately $70 million from the second quarter of 2001 due to the decreases in our inventory, accounts receivable and income taxes receivable as well as from the positive effects of our expense reduction programs.

Net income was $198,000 or $.05 per share (diluted) for the quarter ended June 30, 2002, and $317,000 or $.08 per share (diluted) for the first six months of 2002. For the corresponding periods of 2001 the Company had net losses of $14.0 million or $3.63 per share (diluted), and $13.3 million or $3.45 per share (diluted). Included in the 2001 periods are the non-cash charges for inventory, accounts receivable and goodwill write-offs mentioned above, as well as a $15.1 million pretax loss on disposal associated with discontinued operations related to the Company's former Aved Display Technologies and Integrated Display Technologies divisions.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 2002 decreased to $53.4 million from working capital of $86.6 million at December 31, 2001. The current ratio was 1.90:1 at June 30, 2002 compared to 2.69:1 at December 31, 2001. The decreases in working capital and the current ratio were primarily due to a substantial decrease in inventory, a decrease in income taxes receivable and an increase in accounts payable. These changes to working capital were partially offset by an increase in accounts receivable. Accounts receivable levels at June 30, 2002 were $48.7 million compared to accounts receivable of $41.2 million at December 31, 2001. The increase in accounts receivable reflects an increase in the level of sales during the second quarter of 2002 compared to the latter part of 2001. Inventory levels were $58.1 million at June 30, 2002, down from $81.0 million at December 31, 2001. The significant decrease in inventory reflects our sustained efforts to bring inventory positions in line with the current levels of sales. Accounts payable and accrued expenses increased to $59.0 million at June 30, 2002 compared to $50.8 million at December 31,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================


2001. Notwithstanding the decrease in the inventory balance, accounts payable and accrued expenses increased as a result of an increase in current purchases of inventory to support the increase in sales since the fourth quarter of 2001.

Outstanding borrowings under the Company's $85 million line of credit facility aggregated $34.7 million at June 30, 2002 down from $68.7 million at December 31, 2001. The decline in outstanding borrowings during the first six months of 2002 reflects the decrease in working capital discussed previously. Borrowings under this facility are collateralized by substantially all of the Company's assets.

In addition to its borrowings under its line of credit facility and other long-term debt obligations reflected on its unaudited Consolidated Condensed Balance Sheet, the Company has operating leases for office space and equipment that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002. The amount of the Company's obligations with respect to operating leases is approximately $3.8 million for the twelve months ending June 30, 2003.

The Company currently expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Forward-Looking Statements; Business Risks
------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of the broad-based industry downturn resulting in the decline in demand for electronic components and further excess customer inventory; continuing or worsening in the overall economic weakness; the reduced effectiveness of the Company's business and marketing strategies; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs; an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility and from other sources (debt and/or equity) to support the Company's operations; problems with telecommunication, computer and information systems; the inability of the Company to expand its product

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================


offerings or obtain product during periods of allocation; the inability of the Company to continue to enhance its service capabilities and the timing and cost thereof; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; an increase in interest rates; the adverse impact of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         10.1 Amendment A to the All American Semiconductor, Inc. Profit Sharing 401(k) Plan.
         11.1     Statement Re: Computation of Per Share Earnings (Unaudited).
         99.1     Certification of Chief Executive Officer Under 18
                  U.S.C.ss.ss.1350.
         99.2     Certification of Chief Financial Officer Under 18
                  U.S.C.ss.ss.1350.

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

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

                                All American Semiconductor, Inc.
                                ------------------------------------------------
                                (Registrant)

Date: August 9, 2002            /s/ Bruce M. Goldberg
                                ------------------------------------------------
                                Bruce M. Goldberg, President and
                                Chief Executive Officer
                                (Duly Authorized Officer)

Date: August 9, 2002            /s/ Howard L. Flanders
                                ------------------------------------------------
                                Howard L. Flanders, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)