Form 10-Q
period 2002-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2002-11-13
CIK 818074

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

                    For the Quarter Ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


As of November 8, 2002, 4,040,150 shares (including 32,141 shares held by a wholly-owned subsidiary of the Registrant) of the common stock of All American Semiconductor, Inc. were outstanding.



================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX





Part     Item                                                                                         Page
No.      No.      Description                                                                          No.
----------------------------------------------------------------------------------------------------------

I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 2002
                    (Unaudited) and December 31, 2001.................................................   1

                  Consolidated Condensed Statements of Operations for the Quarters
                    and Nine Months Ended September 30, 2002 and 2001 (Unaudited).....................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Nine Months Ended September 30, 2002 and 2001 (Unaudited).........................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)....................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................   6

         3.       Quantitative and Qualitative Disclosures about Market Risk..........................  11

         4.       Controls and Procedures.............................................................  11


II                OTHER INFORMATION:

         2.       Changes in Securities and Use of Proceeds...........................................  11

         4.       Submission of Matters to a Vote of Security Holders.................................  11

         6.       Exhibits and Reports on Form 8-K....................................................  12

                  SIGNATURES..........................................................................  13

                  CERTIFICATIONS......................................................................  13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              September 30         December 31
ASSETS                                                                                2002                2001
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Current assets:
  Cash  ..............................................................       $     445,000       $     636,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,987,000 and $1,845,000.............................          47,678,000          41,217,000
  Inventories.........................................................          58,218,000          81,032,000
  Other current assets, including income taxes receivable.............           5,451,000          14,904,000
  Net assets of discontinued operations...............................                   -              36,000
                                                                             -------------       -------------
    Total current assets..............................................         111,792,000         137,825,000
Property, plant and equipment - net...................................           2,961,000           3,476,000
Deposits and other assets.............................................           2,636,000           2,821,000
                                                                             -------------       -------------
                                                                             $ 117,389,000       $ 144,122,000
                                                                             =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt...................................       $      79,000       $     234,000
  Accounts payable and accrued expenses...............................          55,498,000          50,848,000
  Income taxes payable................................................             859,000                   -
  Other current liabilities...........................................             347,000             174,000
                                                                             -------------       -------------
    Total current liabilities.........................................          56,783,000          51,256,000
Long-term debt:
  Notes payable.......................................................          34,610,000          68,662,000
  Subordinated debt...................................................           5,968,000           5,999,000
  Other long-term debt................................................           1,171,000           1,180,000
                                                                             -------------       -------------
                                                                                98,532,000         127,097,000
                                                                             -------------       -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................................                   -                   -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,040,150 shares issued and outstanding...........................              40,000              40,000
  Capital in excess of par value......................................          26,328,000          26,328,000
  Accumulated deficit.................................................          (6,532,000)         (8,408,000)
  Treasury stock, at cost, 202,461 and 183,246 shares.................            (979,000)           (935,000)
                                                                             -------------       -------------
                                                                                18,857,000          17,025,000
                                                                             -------------       -------------
                                                                             $ 117,389,000       $ 144,122,000
                                                                             =============       =============







See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Quarters                          Nine Months
PERIODS ENDED SEPTEMBER 30                              2002             2001             2002             2001
---------------------------------------------------------------------------------------------------------------

NET SALES..................................   $   85,523,000   $   88,767,000   $  255,062,000   $  314,746,000
Cost of sales..............................      (70,192,000)     (70,910,000)    (208,560,000)    (258,737,000)
                                              --------------   --------------   --------------   --------------
Gross profit...............................       15,331,000       17,857,000       46,502,000       56,009,000
Selling, general and
  administrative expenses..................      (14,234,000)     (16,668,000)     (43,115,000)     (57,467,000)
Impairment of goodwill.....................                -                -                -         (450,000)
                                              --------------   --------------   --------------   ---------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS....................        1,097,000        1,189,000        3,387,000       (1,908,000)
Interest expense...........................         (720,000)      (1,860,000)      (2,497,000)      (6,978,000)
Other income - net.........................        2,220,000                -        2,220,000                -
                                              --------------   --------------   --------------   --------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES......................        2,597,000         (671,000)       3,110,000       (8,886,000)
Income tax (provision) benefit.............       (1,038,000)         290,000       (1,234,000)       3,452,000
                                              --------------   --------------   --------------   --------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE DISCONTINUED
  OPERATIONS...............................        1,559,000         (381,000)       1,876,000       (5,434,000)
Discontinued operations:
Income from operations (net of
  $244,000 income tax provision)...........                -                -                -          323,000
Loss on disposal (net of $6,474,000
  income tax benefit)......................                -                -                -       (8,581,000)
                                              --------------   --------------   --------------   --------------
NET INCOME (LOSS)..........................   $    1,559,000   $     (381,000)  $    1,876,000   $  (13,692,000)
                                              ==============   ==============   ==============   ==============

BASIC AND DILUTED EARNINGS
  PER SHARE:
Income (loss) from
  continuing operations before
  discontinued operations..................          $   .40          $  (.10)         $   .49          $ (1.41)
Discontinued operations....................                -                -                -            (2.14)
                                                     -------          -------          -------          -------
Net income (loss)..........................          $   .40          $  (.10)         $   .49          $ (3.55)
                                                     =======          =======          =======          =======







See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                                          2002                 2001
-----------------------------------------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities...........................         $  34,089,000        $  32,642,000
                                                                               -------------        -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.................................              (158,000)            (342,000)
Decrease in other assets..............................................               185,000            8,004,000
                                                                               -------------        -------------

    Cash flows provided by investing activities.......................                27,000            7,662,000
                                                                               -------------        -------------

Cash Flows From Financing Activities:
Net repayments under line of credit agreement.........................           (34,052,000)         (39,834,000)
Repayments of notes payable...........................................              (211,000)            (182,000)
Purchase of treasury shares...........................................               (44,000)                   -
Net proceeds from issuance of equity securities.......................                     -                2,000
                                                                              --------------        -------------

    Cash flows used for financing activities..........................           (34,307,000)         (40,014,000)
                                                                              --------------        -------------

Increase (decrease) in cash...........................................              (191,000)             290,000
Cash, beginning of period.............................................               636,000              335,000
                                                                              --------------        -------------

Cash, end of period...................................................        $      445,000        $     625,000
                                                                              ==============        =============

Supplemental Cash Flow Information:
Interest paid.........................................................        $    2,497,000        $   6,898,000
                                                                              ==============        =============

Income taxes paid (refunded) - net....................................        $   (9,272,000)       $     874,000
                                                                              ==============        =============







See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2002, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                      Quarters                     Nine Months
Periods Ended September 30                       2002           2001           2002           2001
--------------------------------------------------------------------------------------------------
Basic.................................      3,851,185      3,856,904      3,854,998      3,856,904
Diluted...............................      3,851,345      3,856,904      3,855,125      3,856,904

2.   LONG-TERM DEBT

Outstanding borrowings at September 30, 2002 under the Company's line of credit facility aggregated $34,610,000. Borrowings under this facility are collateralized by substantially all of the Company's assets. The Company's credit facility was amended subsequent to the balance sheet date. In connection with the amendment, the line of credit facility was reduced from $85 million to $60 million to reduce the amount of fees charged for the unused portion and to better match the Company's present borrowing requirements.

3.   OPTIONS

During the quarter ended September 30, 2002, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended September 30, 2002, a total of 73,800 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $3.45 to $5.64 per share.

During the quarter ended June 30, 2002, no stock options were granted by the Company pursuant to the Option Plan. During the quarter ended June 30, 2002, a total of 400 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $3.45 to $6.20 per share.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

During the quarter and nine months ended September 30, 2002, the Company granted 1,500 stock options to one individual pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended. These options have an exercise price of $1.96 per share (fair market value at date of grant), vest over a two-year period and are exercisable over a ten-year period. During the quarter ended June 30, 2002, 1,500 stock options previously granted pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended, were canceled at an exercise price of $7.15 per share.

4.   OTHER INCOME

In September 2002, the Company entered into an agreement with a customer (the "Agreement") to whom the Company had previously supplied display integration and turnkey support. The Agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in Deposits and Other Assets on the unaudited Consolidated Condensed Balance Sheet at September 30, 2002, based on an independent appraisal of these shares at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral, aggregated approximately $2.2 million after deducting related legal expenses associated with the transaction. This amount is reflected as Other Income on the unaudited Consolidated Condensed Statements of Operations for the quarter and nine months ended September 30, 2002.

5.   STOCK REPURCHASE PROGRAM

During August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2,000,000 in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the Company's common stock and other factors. The Company currently intends to make stock repurchases using available cash flow from operations. During the quarter ended September 30, 2002, the Company repurchased 19,215 shares of its common stock at an average price of $2.31 per share, or an aggregate price of approximately $44,000, which, together with previous purchases, represents 166,401 shares at an aggregate price of approximately $528,000 purchased under the program. The aggregate cost of repurchased shares is included in treasury stock on the unaudited Consolidated Condensed Balance Sheet as of September 30, 2002.

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

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers, which generally provide for price protection and obsolescence credits,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

inventories are written-down to market value. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

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

Results of Operations
---------------------

Net sales for the quarter ended September 30, 2002 were $85.5 million, a 3.7% decrease from net sales of $88.8 million for the same period of 2001, excluding sales from discontinued operations. Net sales for the nine months ended September 30, 2002 were $255.1 million, a 19.0% decrease from net sales of $314.7 million for the same period of 2001, excluding sales from discontinued operations. The decreases were primarily attributable to a severe broad-based industry downturn which began during the first quarter of 2001 and progressively and significantly worsened throughout 2001 and has not recovered, weakness in demand for electronic components, a trend of electronics manufacturing to move offshore as well as the general weakness in the overall economy. Management expects that the weakness in market conditions will continue through at least the end of this year and possibly through much of 2003. Additionally, management expects that the trend for electronics manufacturing to move offshore, where the Company currently has very limited sales presence, will continue.

Gross profit was $15.3 million for the third quarter of 2002, down 14.1% from $17.9 million for the same period of 2001. Gross profit was $46.5 million for the first nine months of 2002, down 25.0% from $62.0 million for the same period of 2001, excluding from the 2001 period gross profit from discontinued operations and without giving effect in the 2001 period to a non-cash inventory write-off of approximately $6.0 million resulting from adverse industry conditions. The decreases in gross profit were primarily due to decreases in net sales and gross profit margins. Gross profit margins as a percentage of net sales were 17.9% for the third quarter of 2002 compared to 20.1% for the third quarter of 2001. Gross profit margins as a percentage of net sales were 18.2% for the first nine months of 2002 compared to 19.7% for the first nine months of 2001, excluding in the 2001 period the inventory write-off. The decline in gross profit margins reflects the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects that the downward pressure on gross profit margins may continue. After giving effect to the inventory write-off, gross profit was $56.0 million and the gross profit margin was 17.8% for the first nine months of 2001.

Selling, general and administrative expenses ("SG&A") decreased to $14.2 million for the third quarter of 2002 from $16.7 million for the third quarter of 2001. SG&A decreased to $43.1 million for the first nine months of 2002 from $56.0 million for the same period of 2001 without giving effect to a write-off of $1.5 million of accounts receivable in the second quarter of 2001. The improvements in SG&A reflect the benefit from the implementation of certain expense reduction programs, including workforce and salary reductions, all of which began during the second quarter of 2001. The decreases also reflect a reduction

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

in variable expenses associated with the decline in sales and gross profit dollars. After giving effect to the write-off of certain accounts receivable, SG&A was $57.5 million for the first nine months of 2001.

SG&A as a percentage of net sales was 16.6% for the third quarter of 2002 compared to 18.8% for the same period of 2001. SG&A as a percentage of net sales was 16.9% for the first nine months of 2002 compared to 17.8% for the first nine months of 2001 without giving effect to the write-off of accounts receivable in the second quarter of 2001 as discussed above. The decreases in SG&A as a percentage of net sales were due to the improvements in SG&A in absolute dollars discussed above which more than offset the impact from the decline in net sales. After taking into account the write-off of accounts receivable, SG&A as a percentage of net sales was 18.3% for the nine months ended September 30, 2001.

Income from continuing operations was $1.1 million for the third quarter of 2002 compared to $1.2 million for the third quarter of 2001. Income from continuing operations was $3.4 million for the first nine months of 2002 compared to $6.0 million for the first nine months of 2001 excluding from the 2001 period the non-cash charges for inventory and accounts receivable write-offs and a $450,000 non-cash write-off of goodwill. The decrease in income from continuing operations for the nine months ended September 30, 2002 compared to the same period of 2001 was due to the significant decline in sales and gross profit dollars for the reasons discussed previously, which decreases were partially offset by the improvement in SG&A described above. After giving effect to the non-cash charges, the Company had a loss from continuing operations of $1.9 million for the first nine months of 2001.

In September 2002, the Company entered into an agreement with a customer (the "Agreement") to whom the Company had previously supplied display integration and turnkey support. The Agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in Deposits and Other Assets on the unaudited Consolidated Condensed Balance Sheet at September 30, 2002, based on an independent appraisal of these shares at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral, aggregated approximately $2.2 million after deducting related legal expenses associated with the transaction. This amount is reflected as Other Income on the unaudited Consolidated Condensed Statements of Operations for the quarter and nine months ended September 30, 2002.

Interest expense decreased significantly to $720,000 and $2.5 million for the third quarter and first nine months of 2002, from $1.9 million and $7.0 million for the same periods of 2001. These substantial decreases in interest expense resulted from significant decreases in our average borrowings and decreases in overall interest rates. Our average borrowings decreased by approximately $55 million on a quarterly basis for the third quarter of 2002 as compared to the same period of 2001 and by approximately $62 million when comparing the year-to-date periods of 2002 and 2001. The decreases in average borrowings were due to decreases in our inventory and accounts receivable as well as from the positive effects of our expense reduction programs. In addition, the decrease when comparing the year-to-date periods was also attributable to a decrease in income taxes receivable.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Net income was $1.6 million or $.40 per share (diluted) for the quarter ended September 30, 2002, and $1.9 million or $.49 per share (diluted) for the first nine months of 2002. For the corresponding periods of 2001 the Company had a net loss of $381,000 or $.10 per share (diluted), and a net loss of $13.7 million or $3.55 per share (diluted). Included in the first nine months of 2001 are the non-cash charges for inventory, accounts receivable and goodwill write-offs mentioned above, as well as a $15.1 million pretax loss on disposal associated with discontinued operations, including a write-off of $4.5 million of inventory and $8.6 million of accounts receivable.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 2002 decreased to $55.0 million from working capital of $86.6 million at December 31, 2001. The current ratio was 1.97:1 at September 30, 2002 compared to 2.69:1 at December 31, 2001. The decreases in working capital and the current ratio were primarily due to a substantial decrease in inventory, a decrease in income taxes receivable and an increase in accounts payable. These changes to working capital were partially offset by an increase in accounts receivable. Accounts receivable levels at September 30, 2002 were $47.7 million compared to accounts receivable of $41.2 million at December 31, 2001. The increase in accounts receivable reflects an increase in the level of sales during the third quarter of 2002 compared to the latter part of 2001. Inventory levels were $58.2 million at September 30, 2002, down from $81.0 million at December 31, 2001. The significant decrease in inventory reflects our sustained efforts to bring inventory positions in line with the current levels of sales. Accounts payable and accrued expenses increased to $55.5 million at September 30, 2002 compared to $50.8 million at December 31, 2001. Notwithstanding the decrease in the inventory balance, accounts payable and accrued expenses increased as a result of an increase in current purchases of inventory to support the increase in sales since the fourth quarter of 2001.

During August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of the Company's common stock and other factors. The Company currently intends to make stock repurchases using available cash flow from operations. During the quarter ended September 30, 2002, the Company repurchased 19,215 shares of its common stock at an average price of $2.31 per share, or an aggregate price of approximately $44,000, which, together with previous purchases, represents 166,401 shares at an aggregate price of approximately $528,000 purchased under the program. The aggregate cost of repurchased shares is included in treasury stock on the unaudited Consolidated Condensed Balance Sheet as of September 30, 2002.

Outstanding borrowings under the Company's line of credit facility aggregated $34.6 million at September 30, 2002 down from $68.7 million at December 31, 2001. The decline in outstanding borrowings during the first nine months of 2002 primarily reflects the decrease in working capital discussed previously. Borrowings under this facility are collateralized by substantially all of the Company's assets. The Company's credit facility was amended subsequent to the balance sheet date. In connection with the amendment, the line of credit facility was reduced from $85 million to $60 million to reduce the amount of fees charged for the unused portion and to better match the Company's present borrowing requirements.

In September 2002, the Company entered into an agreement with a customer which provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

September 30, 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash in addition to certain stock and other consideration. The net cash proceeds received were used to reduce the outstanding borrowings under the Company's credit facility. The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by this customer. This guaranty was made when the leases were sold to this third party who paid to the Company the net present value of the future payments of the leases. The maximum exposure under this guaranty was approximately $735,000 at September 30, 2002.

In addition to its borrowings under its line of credit facility and other long-term debt obligations reflected on its unaudited Consolidated Condensed Balance Sheet, the Company has operating leases for office space and equipment that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2002. The amounts of the Company's obligations with respect to operating leases are approximately $3.7 million, $3.2 million, $2.4 million, $1.7 million and $732,000 for each of the twelve-month periods ending September 30, 2003, 2004, 2005, 2006 and 2007, respectively.

The Company currently expects that its cash flows from operations and additional borrowings available under its credit facility, as amended subsequent to the balance sheet date, will be sufficient to meet the Company's current financial requirements over the next twelve months.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or affecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of the broad-based industry downturn resulting in the decline in demand for electronic components and further excess customer inventory; the continuance of a trend for electronics manufacturing to move offshore, continuing or worsening in the overall economic weakness; the reduced effectiveness of the Company's business and marketing strategies including those outside North America; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs; an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Company's credit facility and from other sources (debt and/or equity) to support the Company's operations; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the inability of the Company to continue to enhance its service capabilities and the timing and cost thereof; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; an increase in interest rates; the impact from changes in accounting rules; the adverse impact of terrorism on the economy; and the other risks and factors including those detailed in this Form 10-Q and in the Company's reports on Forms 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

Controls and Procedures
-----------------------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to them material information required to be disclosed in our reports filed with the Securities and Exchange Commission. As of the date of this report there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2.  Changes In Securities and Use of Proceeds
-------  -----------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     During the quarter ended September 30, 2002, the Company did not issue or sell any unregistered securities, although, pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended, the Company granted stock options to one individual to purchase 1,500 shares of the Company's common stock at an exercise price of $1.96 per share. The stock options vest over a two-year period and are exercisable over a ten-year period. The stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

(a) On October 2, 2002, the Company held its 2002 annual meeting of shareholders (the "Annual Meeting").

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

     Nominee for Director         For                          Abstain
     --------------------         ---------                    -------
     Bruce M. Goldberg            3,747,565      98.4%         61,165       1.6%
     Howard L. Flanders           3,747,565      98.4%         61,165       1.6%
     Richard E. Siegel            3,747,565      98.4%         61,165       1.6%
     The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Rick Gordon, Robin L. Crandell, Howard M. Pinsley and Daniel M. Robbin.

(c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of Common Stock and the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting as indicated below:

     Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 2002
     For                          3,763,750      98.8%
     Against                         37,075       1.0%
     Abstain                          7,905        .2%

(d)  Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits
     --------

     10.1     Amendment No. 12 to Loan and Security Agreement dated October 31,
              2002.
     10.2 Amendment B to the All American Semiconductor, Inc. Profit Sharing 401(k) Plan.
     10.3 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits).
     11.1     Statement Re: Computation of Per Share Earnings (Unaudited).
     99.1     Certification of Chief Executive Officer Pursuant to 18
              U.S.C.ss.1350.
     99.2     Certification of Chief Financial Officer Pursuant to 18
              U.S.C.ss.1350.

(b)  Reports on Form 8-K
     -------------------

     A Current Report on Form 8-K dated August 15, 2002 was filed on that date reporting in Item 5 thereof the continuation of the Company's stock repurchase program.

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

                                       All American Semiconductor, Inc.
                                       -----------------------------------------
                                       (Registrant)

Date: November 13, 2002                /s/ Bruce M. Goldberg
                                       -----------------------------------------
                                       Bruce M. Goldberg, President and
                                       Chief Executive Officer
                                       (Duly Authorized Officer)

Date: November 13, 2002                /s/ Howard L. Flanders
                                       -----------------------------------------
                                       Howard L. Flanders, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

------------------------

                                 CERTIFICATIONS

I, Bruce M. Goldberg, President and Chief Executive Officer of All American Semiconductor, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of All American Semiconductor, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                /s/ Bruce M. Goldberg
                                       ---------------------------
                                       Bruce M. Goldberg
                                       President and Chief Executive Officer


I, Howard L. Flanders, Executive Vice President and Chief Financial Officer of All American Semiconductor, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of All American Semiconductor, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                /s/ Howard L. Flanders
                                       ---------------------------------
                                       Howard L. Flanders
                                       Executive Vice President and
                                       Chief Financial Officer