Form 10-K
period 2002-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2003-03-26
CIK 818074

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

                   For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. held by non-affiliates was $9,700,000.

As of March 14, 2003, 3,817,434 shares of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding.

                      Documents Incorporated by Reference:
Pursuant to Instruction G(3) of Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 2002

Table of Contents


Part     Item                                                                                         Page
No.      No.      Description                                                                          No.
----     ----     -----------                                                                         ----
I           1     Business.......................................................................        1
            2     Properties.....................................................................       12
            3     Legal Proceedings..............................................................       12
            4     Submission of Matters to a Vote of Security-Holders............................       13


II          5     Market for the Registrant's Common Equity and Related Stockholder Matters......       13
            6     Selected Financial Data........................................................       15
            7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................       16
            7A    Quantitative and Qualitative Disclosures about Market Risk.....................       29
            8     Financial Statements and Supplementary Data....................................       29
            9     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..........................................       29


III        10     Directors and Executive Officers of the Registrant.............................       29
           11     Executive Compensation.........................................................       29
           12     Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters..................................................       29
           13     Certain Relationships and Related Transactions.................................       29
           14     Controls and Procedures........................................................       30


IV         15     Exhibits, Financial Statement Schedule, and Reports on Form 8-K................       30

                                     PART I

ITEM 1.  Business
-------  --------

General
-------

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products division of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's division, certain memory modules which are sold to original equipment manufacturers.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the 5th largest distributor of semiconductors and the 10th largest electronic components distributor overall in North America, out of an industry group that numbers more than 1,000 distributors.

The Company's principal executive office is located at 16115 N.W. 52nd Avenue, Miami, Florida 33014. Our headquarters for sales and marketing functions and the office of our President and Chief Executive Officer are located at 230 Devcon Drive, San Jose, California 95112. Our telephone number in Florida is (305) 621-8282.

THIS REPORT (PARTICULARLY "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS; BUSINESS RISKS AND UNCERTAINTIES."

The Electronics and Electronics Distribution Industries
-------------------------------------------------------

The electronics industry is one of the largest industries in the United States. Prior to 2001, it was also one of the fastest growing industries. During 2001, the electronics and the electronics distribution industries suffered one of the most severe downturns in the industries' history with global sales of semiconductors declining by over 30%. While global sales of semiconductors remained relatively constant in 2002 as compared to 2001, consumption in North America declined as an increasing amount of manufacturing moved offshore. The Company believes that electronic component revenue and total U.S. factory sales of electronic products will resume growth in the future. Historically, the growth of these industries has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, home office and portable equipment, networking, satellite, wireless and other communications products, infrastructure equipment and appliances for the Internet, voting and gaming machines, point-of-sale equipment and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, automotive, consumer and military products. Worldwide consumption of semiconductor products grew from $126 billion in 1998 to over $200 billion in 2000. Industry associations estimated that worldwide consumption of semiconductors declined to $139 billion in 2001 and grew slightly to $141 billion in 2002.

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

Distributors are an integral part of the electronics industry. During 2002, an estimated $21 billion of electronic components were sold through distribution in North America. While this is up from the approximate level of $10 billion in 1992, it is down from a high of an estimated $37 billion in 2000. Original equipment manufacturers and most of the smaller contract electronics manufacturers which utilize electronic components continue to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for original equipment manufacturers and contract electronics manufacturers, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that original equipment manufacturers and most of the smaller contract electronics manufacturers will continue to demand greater service and to increase quality requirements, and that original equipment manufacturers, contract electronics manufacturers and electronic component manufacturers will continue to be dependent on distributors in the future.

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

A prevalent trend in the electronics distribution industry has been the consolidation of distribution companies. The Company believes that this consolidation has to date created, and will continue in the future to create, growth opportunities for the Company. Consolidation among distributors causes customers to experience an increased concentration in their approved vendor base. As a result, the Company believes that some customers will either replace a consolidated distributor with a different distributor or redistribute a portion of their purchasing across their distribution network. Accordingly, through consolidation the Company has increasing opportunities to add customers and/or do more business with existing customers. Similarly, as a result of consolidation, many suppliers have either lost a distributor or become a much less significant supplier to the consolidated distribution company. As a result of this impact from consolidation, the Company believes that suppliers have recently added, and will continue in the future to add, new distributors to their distribution networks. Management believes that the Company has benefited from, and will continue to benefit in the future from, the consolidation trend.

Business Strategy
-----------------

While the Company's long-term strategy is to achieve growth by expanding its markets, increasing its customer base and selling more to its existing customers, during the past two years, the Company was forced to put its growth plans on hold as a result of the severe downturn in our industry. During this time period, the Company reduced its workforce and eliminated certain unprofitable operations. As a result of the severe industry conditions, the Company's focus, instead of on absolute growth, has been on market share gain. The Company's strategy is to continue to gain market share and when market conditions improve, resume growth by: (i) taking advantage of consolidation trends, (ii) increasing the number of customers it sells to and,
(iii) increasing sales to existing customers by continuing to add new suppliers and expand its product offerings and service capabilities. While management believes that it may be able to increase market share and profitability in the future, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

Expansion

Prior to 2001 the Company drove significant expansion including opening new offices, relocating and expanding existing offices and acquiring other companies, all in order to increase its sales volume, expand its geographic coverage and become recognized as a national distributor. See "Sales and Marketing-Sales Office Locations." As a result of the implementation of the Company's business strategy, the Company experienced significant growth in 1999 and 2000. In order to effectively drive and manage its expansion, in 1999 and 2000 the Company: (i) restructured, enhanced and expanded its sales staff and sales management and marketing teams; (ii) expanded its quality control programs; (iii) expanded its corporate operations department; (iv) enhanced its state-of-the-art distribution technology; and (v) enhanced its asset management capabilities through new computer and telecommunications equipment and, during 2000, through the opening of a west coast asset management group. To keep up with industry trends the Company made significant investments in its web site and Internet capabilities as well as other forms of e-commerce; and in that regard during 1999 created its own web development group. The Company also expanded its investment in its Field Application Engineer Program. In addition to adding field application engineers to the program, in 2000 the Company opened the All American Technical Center. Additionally, the Company continued to increase its investment in its materials management solutions capabilities which is now referred to as Supply Chain Management. As the Company developed a greater visibility at the industry's top tier customer base, the Company created an Executive Accounts Program. To better service the large customer base in the western part of the United States and to enhance relationships with a supplier base that is predominantly based in California, the Company dramatically expanded its west coast corporate offices and relocated the President and Chief Executive Officer of the Company to San Jose to be based where sales and marketing functions are headquartered. The Company also expanded the operations of its west coast programming and distribution center.

As a result of a severe industry downturn that began with a dramatic slowdown during the fourth quarter of 2000, the Company progressively reduced its workforce and discontinued certain of its non-core operations. See "Employees" and "Products-Flat Panel Display Products" and Note 6 to Notes to Consolidated Financial Statements. During 2002 the Company did not close any offices, reduce its workforce or open any new offices. In the first quarter of 2003 the Company established a stocking location near London, England as part of its plan to expand its markets and provide enhanced services beyond the boundaries of North America.

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

During recent years, the Company added many new suppliers and expects to add additional suppliers in the future as a result of its marketing strategies and consolidation trends. As a result of the consolidation trend previously discussed, many suppliers have either lost a distributor or become a much less significant supplier to the consolidated distribution company. Due to the impact from consolidation, the Company believes that suppliers have recently added, and will continue in the future to add, new distributors to their distribution networks. New supplier relationships generally require up-front investments that could take substantial time to provide a return.

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

In order to further enhance its service capabilities, the Company also expanded its Field Application Engineer Program. Additionally, the Company opened the All American Technical Center, which is staffed with design specialists that can assist our sales force and our field application engineers when a higher level of expertise is needed. The All American Technical Center staff also works on creating reference designs and design tools to assist customers and suppliers. These programs are intended to generate sales by providing customers with engineering support and increased service at the design and development stages. These programs are also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is helpful in attracting new suppliers.

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

The Company believes that in the upcoming years an increasing amount of transactions in its industry will be processed over the Internet. In this regard, the Company designed and developed its own web site. In order to further expand its utilization of and functionality on the Internet, the Company has its own web development team. Additionally, to further its e-commerce strategies the Company is engaged with multiple third party Internet/e-commerce companies to expand the visibility of the Company and the ways in which customers can conduct commerce with the Company.

The Company also provides value-added services relating to its passive/electromechanical business.

Quality Controls and ISO Certification

The Company has a total quality management program. Our operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami and Fremont distribution centers and its Fremont programming center have all successfully completed a procedure and quality audit that resulted in their certification under the international quality standard of ISO 9002. This quality standard was established by the International Standards Organization, or ISO, created by the European Economic Community, or EEC. The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC.

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

The Company does not offer express warranties with respect to any of its component products, instead passing on only those warranties, if any, granted by its suppliers. However, there may be instances where a customer might be able to enforce an express or implied warranty claim against the Company with respect to component products manufactured by the Company's suppliers, in addition to or in lieu of the warranties of the suppliers of such components.

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

The Company has addressed the flat panel display market in several ways. First, the Company has assembled a comprehensive offering of flat panel display products, including products from manufacturers of flat panel displays, as well as manufacturers of the necessary support products such as back-light inverters, driver boards, cabling and touch-screen filaments. The second aspect in addressing the flat panel display market is to develop the technical support necessary to assist customers with integrating flat panel display applications. In this regard the Company's Field Application Engineer Program and marketing department have been developing expertise in flat panel display applications and integration. Additionally, the Company has added flat panel display specialists to its sales and marketing groups. In response to the growing need for support of flat panel display business the Company has a Display Solutions Group which is a separate group within the Company dedicated entirely to the support of flat panel display opportunities. Through its Display Solutions Group, the Company has expanded its internal staff as well as developed relationships with independent subcontractors, referred to as integrators, in many different geographic locations. This strategy enables the Company to offer a broad selection of products, services and solutions needed to service the varying levels of support required by the customer base.

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

With respect to products manufactured or assembled for Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service. The warranty applies to products in their original unmodified condition and is subject to the Company's terms and conditions.

Customers
---------

The Company markets its products primarily to original equipment manufacturers in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services providers, who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 12,000 accounts. During 2002, no customer accounted for more than 7% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business. However, the loss of, or significant disruption in relationships with, more than one of the Company's larger customers or a significant number of other customers in a short period of time could have a material adverse impact on the Company's financial condition or results of operations.

Sales and Marketing
-------------------

Overall Strategy

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 60,000 different products representing approximately 80 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national and global distributors, while still providing the personalized service levels usually associated only with regional or local distributors. As a result of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

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

The Company's marketing strategy also includes its e-commerce capabilities through its web site functionality and its portal capabilities to enable its customers to utilize the services available from the Company's strategically selected e-commerce partners.

Marketing Techniques

As part of the Company's marketing strategy, the marketing department is based in Silicon Valley near the headquarters of the vast majority of the supplier base. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders; (ii) advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; (iv) the Company's telemarketing efforts; and (v) a web site and portals on the Internet. The Company also uses its expanded service capabilities, its Field Application Engineer Program, Display Solutions Group, Supply Chain Management capabilities and its status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities" and "Suppliers."

Sales Personnel

As a result of the severe industry downturn, the Company went through a significant reduction in its workforce during 2001. During 2002 the workforce remained fairly constant. As of March 1, 2003, the Company employed 310 people in sales on a full-time basis, of which 127 are field salespeople, 117 are inside salespeople, 35 are in management, 18 are in administration and 13 are engineers in the Field Application Engineer Program. The Company also had 9 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit goals.

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

Seasonality and Cyclicality

The Company's sales have not historically been materially greater in any particular season or part of the year, however, there is some seasonality to our industry. The electronic components and the electronics distribution industries have historically been cyclical with significant volatility in the cycles. Management believes that this cyclicality and volatility will continue in the future. During the second half of 1999, the industry began entering an up-cycle which continued throughout most of 2000 and was one of the industry's most rapidly growing and strongest up-cycles. In the fourth quarter of 2000 the up-cycle ended and the industry entered another down-cycle which accelerated and continued throughout 2001 and showed little sign of improvement in 2002. The Company believes that the industry is still in a down-cycle that has proven to be one of the most severe and long-lasting in the industry's history. It is not clear when this current down-cycle will end. While the Company believes that there will be another up-cycle in the future, there can be no assurance that there will be an up-cycle nor can there be an assurance that business will not decline further in the future.

Foreign Sales

Sales to customers in foreign countries aggregated approximately $37.2 million, $19.8 million and $31.6 million for 2002, 2001 and 2000, respectively. Due to the Company's recent global expansion initiatives, sales to customers in foreign countries may increase in the future. See "Business Strategy-Expansion."

Backlog
-------

As is typical of distributors, the Company has a backlog of customer orders. These orders are generally cancelable by the customer. At December 31, 2002, the Company had a backlog of $44 million, compared to a backlog of $55 million at December 31, 2001 and $158 million at December 31, 2000. During periods of excess product availability, customers keep much lower levels of product on order as delivery times are short and prices are often declining. As lead times begin to stretch and certain product groups start becoming allocated by suppliers, customers begin increasing the amount of their scheduled orders. Conditions of tight supply often result in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking). When product availability improves, customers begin to have more inventory than they require and the industry typically experiences backlog cancellations and inventory corrections. While lead times and product availability began to improve toward the end of 2000, the severe product shortages earlier in the year, combined with expectations that the market would continue to expand in 2001, resulted in inflated customer backlogs at the end of 2000. The combination of improved product availability, a slowing economy and other factors resulted in customers beginning to cancel their backlog in the first quarter of 2001. As market conditions worsened, customer backlog deteriorated even further. As we are still in a period of ample product availability and relatively weak demand, our customer backlog is at low levels.

The Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Historically, approximately 30% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements. At this point in time, the correlation of backlog to future sales is less of an indicator than historically for the reasons discussed above. In addition, the Company has increased its practices of electronic data interchange transactions where the Company purchases inventory based on electronically transmitted customer forecasts that may not become an order until the date of shipment and, therefore, may not be reflected in the Company's backlog. The Company's backlog was $44 million at December 31, 2002 and increased to $48 million at February 28, 2003. The Company's backlog was $60 million at February 28, 2002.

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. The Company is recognized as a national distributor with offices across North America. To further strengthen its geographic coverage, the Company recently began to expand internationally. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of assisting customers in designing-in the suppliers' products at the customer base. To address this requirement, the Company has a Field Application Engineer Program which is currently staffed with 13 engineers.

Almost all distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 2002, the Company's three largest suppliers accounted for 22%, 8% and 7% of consolidated purchases, respectively. See Note 14 to Notes to Consolidated Financial Statements. While most of the products that the Company sells are available from other sources, the Company's future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. While the Company believes that the loss of a key supplier, particularly its largest supplier, could have a material adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. However, if the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of, or significant disruption in relationships with, any of the Company's larger suppliers, particularly its largest supplier, or a significant number of other suppliers in a short period of time could have a material adverse impact on the Company's financial condition or results of operations. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

The Company believes that it benefits from technological change within the electronics industry as new product introductions accelerate industry growth and provide the Company with additional sales opportunities. The Company believes its inventory risk due to technological obsolescence is significantly reduced by certain provisions typically found in its distribution agreements addressing price protection, stock rotation privileges, obsolescence credits and return privileges. Price protection is typically provided in the form of a credit to the Company for any inventory the Company has of products for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Obsolescence credits allow the Company to return products which a manufacturer discontinues. Upon termination of a distribution agreement, the return privileges generally require the manufacturer to repurchase the Company's inventory at the Company's purchase price, however, if the Company terminates the distribution agreement, there is generally a 10% to 15% restocking charge.

The vast majority of the Company's inventory is purchased pursuant to its distribution agreements. The Company does not generally purchase product for inventory unless it is a commonly sold product, there is an outstanding customer order to be filled, a special purchase is available or unless it is an initial stocking package in connection with a new line of products. As a result of the Company's strategy in how it has positioned itself in a rapidly consolidating industry, the Company has been successful in attracting new suppliers. In connection with adding new suppliers, the Company acquires new stocking packages.

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

In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division. See "Products." In December 2000, the Company leased 26,700 square feet of space in Irvine, California which housed the operations of the Company's newly created Integrated Display Technologies division. As a result of operations of this division being discontinued during 2001, the Company subsequently negotiated a buyout of the lease in March 2002 for approximately $158,000.

The Company also leases approximately 20,000 square feet of space in San Jose, California to house its west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 8,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation. The remaining area of approximately 4,000 square feet, which had been sublet, is presently vacant.

In addition, the Company leases space for its other sales offices, which offices range in size from approximately 1,000 square feet to 10,000 square feet. See "Sales and Marketing-Sales Office Locations."

Due to the severe industry downturn, the Company currently has excess space in its sales offices and excess capacity in its distribution centers. To the extent that the Company increases sales in future periods, management expects to realize improved operating efficiencies and economies of scale as a result of its present excess capacity. There can be no assurance, however, that any sales growth will be achieved.

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

Foreign Manufacturing and Trade Regulation
------------------------------------------

A significant number of the components sold by the Company are manufactured by foreign companies. Until recently all of these components were purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. The Company has recently begun purchasing a limited amount of product offshore and this offshore purchasing activity may increase in the future. The Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and policy changes related to, among other things, anti-dumping and other international anti-trust legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during past years, and there can be no assurance that such factors will not have a more significant adverse effect on the Company in the future. Since substantially all of the Company's purchases from foreign companies are still transacted with United States subsidiaries or affiliates of these foreign manufacturers, substantially all of the Company's purchases are paid for in U.S. dollars.

Employees
---------

As a result of the severe industry downturn, the Company went through a significant reduction in its workforce during 2001. During 2002 the workforce remained fairly constant. As of March 1, 2003, the Company employed 560 persons, of which 310 are involved in sales and sales management; 86 are involved in marketing; 59 are involved in the distribution centers; 34 are involved in operations; 13 are involved in management; 36 are involved in bookkeeping and clerical; and 22 are involved in information technology. None of the Company's employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

Competition
-----------

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater name recognition and assets and possess greater financial, personnel and other resources than does the Company. The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales that have in the past exceeded $13 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors with offices in multiple cities within the United States and local distributors with just one location. With sales offices in 31 cities in 21 states, the Company generally competes as a national distributor. Additionally, the Company is one of the few national distributors which have offices in Canada and Mexico, and has recently established a stocking facility in the United Kingdom. The Company, which was recognized by industry sources as the 5th largest distributor of semiconductors and the 10th largest electronic components distributor overall in the United States, believes its primary competition comes from the top 50 distributors in the industry. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; small accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top tier distributors as a result of the product offerings, global support structure, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business of these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not emphasized by the top tier distributors, or are fill-in or niche products. With its expanded product offering and service capabilities and its quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top tier distributors for the middle and emerging market customer base is not as strong since the largest distributors focus their efforts and resources on the major account base. For this reason, the Company has focused strong efforts on servicing this middle and emerging market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors; by seeking to offer a broader product base and more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to middle and emerging market companies a greater level of service than is offered to them by the major national and global distributors. The Company believes that today the top tier distributors continue their efforts to penetrate the middle market customer base more than they have in the past.

There has also been an increase in competition from brokers, lately being referred to as independent distributors. Additionally, there has been an emergence of competition from the advent of third party logistics and fulfillment companies. There has also been an emergence of businesses commonly referred to as e-brokers and e-exchanges and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America the Company believes that the total available distribution market share is being reduced as procurement channels increase in Asia and Europe. There can be no assurance that the Company will be able to defend its market share against existing competition or that new competition will not emerge or that the total available distribution market share will not be reduced further.

ITEM 2.  Properties
-------  ----------

See "Item 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 12 to Notes to Consolidated Financial Statements.

ITEM 3.  Legal Proceedings
-------  -----------------

The Company is from time to time involved in litigation primarily relating to claims arising out of its operations in the ordinary course of business. Some of these claims are covered by insurance or, if they relate to products manufactured by others for which it distributes, the Company would expect that the manufacturers of such products would indemnify the Company to the extent provided for under its agreement with the manufacturer, as well as defend such claims on the Company's behalf, although no assurance can be given that any manufacturer would do so. There has been a recent trend throughout the United States of increased litigation over various employee and intellectual property matters. While the Company is presently involved in certain litigation relating to such matters, the Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. The Company believes, however, that the costs associated with such matters may increase in the future. There can be no assurance that a particular litigation will not have a material adverse impact on the Company's financial condition or results of operations in the future.

ITEM 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

On October 2, 2002, the Company held its 2002 annual meeting of shareholders (the "Annual Meeting"). The information required to be reported in this Item 4 has been previously reported and reference is made to Item 4 of Part II of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------

Sales Prices of Common Stock
----------------------------

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                             High                 Low
----------------------                             ------               ------

2001
----
First Quarter                                      $14.50               $ 6.94
Second Quarter                                       9.30                 5.10
Third Quarter                                        7.40                 2.04
Fourth Quarter                                       4.61                 2.00

2002
----
First Quarter                                        4.89                 3.15
Second Quarter                                       4.25                 2.37
Third Quarter                                        3.08                 1.45
Fourth Quarter                                       2.89                 1.60

2003
----
First Quarter (through March 14, 2003)               2.39                 1.94

As of March 14, 2003, there were approximately 340 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that, based upon information provided by its transfer agent, it has over 4,000 beneficial holders of its common stock.

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

Sales of Unregistered Securities
--------------------------------

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 2002.

ITEM 6.  Selected Financial Data
-------  -----------------------

The following selected consolidated financial data for the Company for and as of the years 1998 through 2002 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to shares of common stock and per share amounts have been restated to reflect the effect of a one-for-five reverse stock split which became effective on June 2, 1999. For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2002, see "Quarterly Results of Operations" in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

Years Ended December 31                          2002           2001            2000           1999            1998
-------------------------------------------------------------------------------------------------------------------
Net Sales (1).......................    $ 332,047,000  $ 381,111,000   $ 516,155,000  $ 326,627,000   $ 247,557,000
Cost of Sales (2)...................     (271,304,000)  (318,363,000)   (409,934,000)  (263,330,000)   (193,354,000)
                                        -------------  -------------   -------------  -------------   -------------
Gross Profit........................       60,743,000     62,748,000     106,221,000     63,297,000      54,203,000
Selling, General and
  Administrative Expenses (3).......      (56,655,000)   (74,213,000)    (78,368,000)   (55,229,000)    (45,936,000)
Impairment of Goodwill..............                -       (895,000)              -              -               -
Restructuring and Other
  Nonrecurring Expenses (4).........                -              -               -              -      (2,860,000)
                                        -------------  -------------   -------------  -------------   -------------
Income (Loss) from Continuing
  Operations........................        4,088,000    (12,360,000)     27,853,000      8,068,000       5,407,000
Interest Expense (5)................       (3,138,000)    (8,657,000)     (8,642,000)    (4,985,000)     (4,313,000)
Other Income - Net (6)..............        2,220,000              -               -              -               -
                                        -------------  -------------   -------------  -------------   -------------
Income (Loss) from Continuing
  Operations Before Income Taxes....        3,170,000    (21,017,000)     19,211,000      3,083,000       1,094,000
Income Tax (Provision) Benefit......       (1,287,000)     7,424,000      (8,096,000)    (1,326,000)       (437,000)
                                        -------------  -------------   -------------  -------------   -------------
Income (Loss) from Continuing
  Operations Before
  Discontinued Operations...........        1,883,000    (13,593,000)     11,115,000      1,757,000         657,000
Discontinued Operations:
  Income from Operations (7)........                -        362,000          84,000         42,000         174,000
  Loss on Disposal (8)..............                -     (9,344,000)              -              -               -
                                        -------------  -------------   -------------  -------------   -------------
Net Income (Loss)...................    $   1,883,000  $ (22,575,000)  $  11,199,000  $   1,799,000   $     831,000
                                        =============  =============   =============  =============   =============

Basic Earnings Per Share (9):
  Income (Loss) from
    Continuing Operations...........           $  .49         $(3.52)         $ 2.90         $  .45          $  .17
  Discontinued Operations...........                -          (2.33)            .02            .01             .04
                                               ------         ------          ------         ------          ------
  Net Income (Loss).................           $  .49         $(5.85)         $ 2.92         $  .46          $  .21
                                               ======         ======          ======         ======          ======

Diluted Earnings Per Share (9):
  Income (Loss) from
    Continuing Operations...........           $  .49         $(3.52)         $ 2.68         $  .45          $  .17
  Discontinued Operations...........                -          (2.33)            .02            .01             .04
                                               ------         ------          ------         ------          ------
  Net Income (Loss).................           $  .49         $(5.85)         $ 2.70         $  .46          $  .21
                                               ======         ======          ======         ======          ======

Balance Sheet Data

December 31                                      2002           2001            2000           1999            1998
-------------------------------------------------------------------------------------------------------------------
Working Capital.....................    $  54,670,000  $  86,569,000   $ 159,644,000  $  91,217,000   $  68,192,000
Total Assets........................      104,578,000    144,122,000     250,219,000    151,501,000     118,957,000
Long-Term Debt, Including
  Current Portion...................       41,220,000     76,075,000     128,124,000     71,867,000      50,978,000
Shareholders' Equity................       18,825,000     17,025,000      39,598,000     27,852,000      26,509,000
Book Value Per Common Share.........            $4.93          $4.21           $9.80          $7.01           $6.67

-------------------------

(1) Net sales including sales generated by the Company's Aved Display Technologies ("ADT") and Integrated Display Technologies ("IDT") divisions and the related turnkey support business which were discontinued in 2001 were $388,109,000 for 2001, $522,183,000 for 2000, $329,563,000 for 1999 and
    $250,044,000 for 1998.

(2) 2001 includes non-cash inventory write-offs of $13,375,000. See Note 7 to Notes to Consolidated Financial Statements.

(3) 2001 includes non-cash write-offs of accounts receivable of $5,220,000. See
    Note 7 to Notes to Consolidated Financial Statements.

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

(6) Other income reflects the combined value of cash and stock received by the Company in consideration for releasing the then-existing indebtedness of a customer, together with lease payments that the Company collected from certain leases that were pledged to the Company as collateral, all of which aggregated $2,220,000 after deducting related legal expenses associated with the transaction. See Note 8 to Notes to Consolidated Financial Statements.

(7) Reflects income from discontinued operations of $362,000 (net of $208,000 income tax provision) for 2001, $84,000 (net of $61,000 income tax provision) for 2000, $42,000 (net of $32,000 income tax provision) for 1999 and $174,000 (net of $124,000 income tax provision) for 1998 relating to management's decision to discontinue the ADT and IDT divisions as well as the related turnkey support business. See Note 6 to Notes to Consolidated Financial Statements.

(8) Reflects a loss on disposal of $(9,344,000) (net of $5,367,000 income tax benefit) for 2001 primarily made up of the write-offs of $4,488,000 of inventory and $7,442,000 of accounts receivable. See Note 6 to Notes to Consolidated Financial Statements.

(9) Weighted average common shares outstanding for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 after reflecting a one-for-five reverse stock split which became effective on June 2, 1999 were 3,849,553, 3,856,813, 3,828,978, 3,921,138 and 3,937,021, respectively, for basic earnings per share and were 3,850,002, 3,856,813, 4,140,579, 3,924,166 and
    3,998,802, respectively, for diluted earnings per share.

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

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes, a postretirement benefit obligation and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, may be impacted significantly by judgement, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

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

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers, which generally provide for price protection and obsolescence credits, inventories are written-down to market value. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

The Company calculates a postretirement benefit obligation using actuarial life expectancy tables and an assumed discount rate. If the assumptions used in this calculation change, an adjustment to the postretirement benefit obligation may be required.

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

Results of Operations
---------------------

Overview

The following table sets forth for the years ended December 31, 2002, 2001 and 2000, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of net sales. All percentages are based on net sales.

                                                                                Items as a Percentage
                                                                                     of Net Sales
                                                                             ----------------------------
                                                                                      Years Ended
                                                                                      December 31
                                                                             ----------------------------
                                                                              2002       2001        2000
                                                                             -----      -----       -----
Net Sales.................................................................   100.0%     100.0%      100.0%
Gross Profit..............................................................    18.3       16.5        20.6
Selling, General and Administrative Expenses..............................   (17.1)     (19.5)      (15.2)
Impairment of Goodwill....................................................       -       (0.2)          -
Income (Loss) from Continuing Operations..................................     1.2       (3.2)        5.4
Interest Expense..........................................................    (0.9)      (2.3)       (1.7)
Other Income - Net........................................................     0.7          -           -
Income (Loss) from Continuing Operations Before Income Taxes..............     1.0       (5.5)        3.7
Income Tax (Provision) Benefit............................................    (0.4)       1.9        (1.5)
Income (Loss) from Continuing Operations Before Discontinued Operations...     0.6       (3.6)        2.2
Discontinued Operations...................................................       -       (2.3)          *
Net Income (Loss).........................................................     0.6       (5.9)        2.2

-------------------
* not meaningful

Comparison of Years Ended December 31, 2002 and 2001
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2002 were $332.0 million, a 12.9% decrease from net sales of $381.1 million for 2001. The decrease was primarily attributable to a continuation of the industry downturn that began during the fourth quarter of 2000 and progressively and significantly worsened throughout 2001. Net sales were also negatively impacted by a weakness in demand for electronic components, a trend of electronics manufacturing to move offshore as well as the general weakness in the overall economy. Management expects that the weakness in market conditions may continue through much of 2003. Additionally, management expects that the trend for electronics manufacturing to move offshore, where the Company currently has very limited sales presence, will continue.

Gross Profit

Gross profit was $60.7 million for 2002, a 20.2% decrease from gross profit of $76.1 million for 2001, without giving effect to non-cash inventory write-offs during 2001 aggregating $13.4 million resulting from adverse industry conditions (see Note 7 to Notes to Consolidated Financial Statements). The decrease in gross profit was primarily due to decreases in net sales and gross profit margins. Gross profit margins as a percentage of net sales were 18.3% for 2002 compared to 20.0% for 2001, excluding from the 2001 period the inventory write-offs described above. The decline in gross profit margins reflects the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continue to develop long-term strategic relationships with accounts that have required aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects that the downward pressure on gross profit margins may continue. After giving effect to the inventory write-offs during 2001 described above, gross profit was $62.7 million and the gross profit margin was 16.5% for 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased to $56.7 million for 2002 from $69.0 million for 2001 without giving effect to $5.2 million of write-offs during 2001 of accounts receivable resulting from the adverse economic and industry conditions. The improvement in SG&A reflects the benefit from the implementation of certain expense reduction programs, including workforce and salary reductions, all of which began during the second quarter of 2001. The decrease in SG&A also reflects a reduction in variable expenses associated with the decline in sales and gross profit dollars. After giving effect to the write-offs during 2001 of certain accounts receivable, SG&A was $74.2 million for 2001.

SG&A as a percentage of net sales was 17.1% for the year ended December 31, 2002 compared to 18.1% for the 2001 period without giving effect to the write-offs of accounts receivable during 2001. The decrease in SG&A as a percentage of net sales was due to the improvement in SG&A in absolute dollars discussed above which more than offset the impact from the decline in net sales. After taking into account the write-offs during 2001 of accounts receivable, SG&A as a percentage of net sales was 19.5% for 2001.

Income (Loss) from Continuing Operations

Income from continuing operations was $4.1 million for 2002 compared to $7.1 million for 2001 excluding the non-cash charges during 2001 for inventory and accounts receivable write-offs discussed above and also excluding an $895,000 non-cash write-off of goodwill in 2001. See Note 5 to Notes to Consolidated Financial Statements. The decrease in income from continuing operations was due to the significant decline in sales and gross profit dollars for the reasons discussed previously, which decreases were partially offset by the improvement in SG&A described above. After giving effect to the non-cash charges in 2001, the Company had a loss from continuing operations of $12.4 million for 2001.

Other Income

In September 2002, the Company entered into an agreement with a customer (the "Agreement") to whom the Company had previously supplied display integration and turnkey support. The Agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company during 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in Deposits and Other Assets on the Consolidated Balance Sheet at December 31, 2002. The value of these shares was based on an independent appraisal at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral for the then existing indebtedness of the customer, aggregated approximately $2.2 million, after deducting related legal expenses associated with the transaction. This amount is reflected as Other Income on the Consolidated Statement of Operations for 2002.

Interest Expense

Interest expense decreased significantly to $3.1 million for 2002 compared to $8.2 million for 2001, without giving effect in 2001 to $448,000 of a non-cash write-off of deferred financing fees in connection with changes in the Company's credit facility during 2001. After giving effect to the non-cash write-off, interest expense was $8.7 million for 2001. The substantial decrease in interest expense resulted from significant decreases in our average borrowings and decreases in overall interest rates. Our average borrowings decreased by approximately $57 million when comparing 2002 and 2001. The decrease in average borrowings was due to decreases in our inventory and income taxes receivable as well as from the positive effects of our expense reduction programs.

Net Income (Loss)

Net income was $1.9 million, or $.49 per share (diluted), for the year ended December 31, 2002, compared to a net loss of $(22.6) million, or $(5.85) per share (diluted), for the year ended December 31, 2001 after giving effect to the non-cash charges as discussed above. In addition, 2001 also includes the loss on disposal of $14.7 million on a pre-tax basis including a write-off of $4.5 million of inventory and $7.4 million of accounts receivable, or $9.3 million after-tax, associated with the discontinuance of our Aved Display Technologies and Integrated Display Technologies divisions in June of 2001. See "Comparison of Years Ended December 31, 2001 and 2000-Discontinued Operations" below.


Comparison of Years Ended December 31, 2001 and 2000
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2001 were $381.1 million, representing a 26.2% decrease over record sales of $516.2 million for 2000. The decrease was primarily attributable to a severe broad-based industry downturn, weakness in demand for electronic components as well as the general weakness in the overall economy.

Gross Profit

Without giving effect to non-cash inventory write-offs during 2001 aggregating $13.4 million resulting from adverse industry conditions (see Note 7 to Notes to Consolidated Financial Statements), gross profit was $76.1 million for 2001, representing a 28.3% decrease from gross profit of $106.2 million for 2000. The decrease was due to the significant decline in sales as well as the decrease in gross profit margins as a percentage of net sales. Gross profit margins as a percentage of net sales, without giving effect to the inventory write-offs, were 20.0% for 2001 compared to 20.6% for 2000. The decline in gross profit margins reflected the severe industry downturn, weakness in demand for electronic components and excess product availability. In addition, we continued to develop long-term strategic relationships with accounts that required aggressive pricing programs. After giving effect to the inventory write-offs, gross profit dollars were $62.7 million and the gross profit margin was 16.5% for 2001.

Selling, General and Administrative Expenses

SG&A, without giving effect to $5.2 million of write-offs of accounts receivable resulting from the adverse economic and industry conditions, was $69.0 million for 2001 compared to $78.4 million for 2000. The improvement in SG&A reflected the implementation of certain expense reduction programs, including workforce and salary reductions which began during the first half of 2001. The improvement also reflected a reduction in variable expenses associated with the decline in sales and gross profit dollars. After giving effect to the accounts receivable write-offs, SG&A was $74.2 million for 2001.

Without giving effect to the write-offs of accounts receivable, SG&A as a percentage of net sales was 18.1% for the year ended December 31, 2001 compared to 15.2% for the 2000 period. The increase in SG&A as a percentage of net sales reflected the significant decline in sales, slightly offset by the improvement in SG&A discussed above. After taking into account the write-offs of accounts receivable during 2001, SG&A as a percentage of net sales was 19.5% for 2001. See Note 7 to Notes to Consolidated Financial Statements.

Income (Loss) from Continuing Operations

Excluding the non-cash charges during 2001 for inventory and accounts receivable write-offs discussed above and also excluding an $895,000 non-cash write-off of goodwill (see Note 5 to Notes to Consolidated Financial Statements), income from continuing operations was $7.1 million for 2001, compared to income from continuing operations of $27.9 million for 2000. The decrease in income from continuing operations (excluding the non-cash charges) was primarily attributable to decreases in sales and gross profit dollars resulting from the severe industry downturn, which decreases were partially offset by the improvement in SG&A described above. See Note 7 to Notes to Consolidated Financial Statements. After giving effect to the previously mentioned non-cash charges the Company had a loss from continuing operations of $12.4 million for 2001.

Interest Expense

Interest expense, without giving effect to $448,000 of a non-cash write-off of deferred financing fees in connection with changes in the Company's credit facility during 2001, was $8.2 million for 2001 compared to $8.6 million for 2000. After giving effect to such non-cash write-off, interest expense was $8.7 million for 2001. The decrease in interest expense before the non-cash write-off resulted from a decrease in overall interest rates as well as from a significant decline in our average borrowings during 2001. The significant decline in our borrowings during 2001 was primarily attributable to the decreases in inventory and accounts receivable during the second half of the year. These factors more than offset the impact from an increase in our interest rate margins during 2001 under the Company's line of credit agreement. See "Liquidity and Capital Resources" and Note 9 to Notes to Consolidated Financial Statements.

Discontinued Operations

Due to the overall weakness in the economy, the negative impact of the severe broad-based industry downturn and other factors, Aved Display Technologies and Integrated Display Technologies did not generate the cash flows anticipated. As a result, during 2001, management decided to discontinue these divisions. Accordingly, these divisions are accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The loss on disposal of $14.7 million on a pretax basis ($9.3 million after tax) included the estimated costs and expenses associated with the disposal of $14.6 million primarily made up of the write-off of $4.5 million of inventory and $7.4 million of accounts receivable. In addition, the loss on disposal included a provision of $112,000 on a pretax basis for operating losses during the phase-out period which continued for approximately two months. See Note 6 to Notes to Consolidated Financial Statements.

Net Income (Loss)

After giving effect to the non-cash charges and the loss from discontinued operations, all as discussed above, the Company had a net loss of $(22.6) million, or $(5.85) per share (diluted), for the year ended December 31, 2001, compared to a record net income of $11.2 million, or $2.70 per share (diluted), for 2000.

Quarterly Results of Operations
-------------------------------

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2002. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

(In thousands, except per share data)

                                               2002                                          2001
                           -------------------------------------------  --------------------------------------------
                             First     Second       Third     Fourth      First      Second      Third      Fourth
                            Quarter    Quarter     Quarter    Quarter    Quarter     Quarter    Quarter     Quarter
                           ---------  ---------   ---------  ---------  ---------   ---------  ---------   ---------
Net Sales................  $  82,142  $  87,397   $  85,523  $  76,985  $ 125,917   $ 100,062  $  88,767   $  66,365
Gross Profit.............     15,641     15,530      15,331     14,241     25,012      13,140     17,857       6,739
Income (Loss) from
 Continuing Operations...      1,151      1,139       1,097        701      3,765      (6,862)     1,189     (10,452)
Other Income - Net.......          -          -       2,220          -          -           -          -           -
Net Income (Loss)........        119        198       1,559          7        671     (13,982)      (381)     (8,883)
Diluted Earnings (Loss)
 Per Share...............       $.03       $.05        $.40       $.00       $.17      $(3.63)     $(.10)     $(2.30)

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 2002 decreased to $54.7 million from working capital of $86.6 million at December 31, 2001. The current ratio was 2.23:1 at December 31, 2002 compared to 2.69:1 at December 31, 2001. The decrease in working capital was primarily due to decreases in inventory and income taxes receivable which were partially offset by a decrease in accounts payable. Accounts receivable was $41.2 million at December 31, 2002 and 2001. The average number of days that accounts receivables were outstanding improved to 47 days as of December 31, 2002 as compared to 64 days as of December 31, 2001. This improvement reflects a greater amount of time devoted to collection efforts as a result of a decline in sales activity as well as the write-off of certain accounts in 2001 due to the weakened economic environment and adverse industry conditions. The improvement also reflects certain large customers paying early in order to take advantage of discount terms. Inventory levels were $52.8 million at December 31, 2002, down from $81.0 million at December 31, 2001. The substantial decrease in inventory reflects our sustained efforts to bring inventory positions in line with the reduced level of sales. Accounts payable and accrued expenses decreased to $44.3 million at December 31, 2002 from $50.8 million at December 31, 2001 as a result of reduced purchases in connection with the reduced level of sales.

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock and other factors. The Company currently intends to make stock repurchases using available cash flow from operations and/or available borrowings under its line of credit. Any shares of common stock repurchased will be available for reissuance in connection with the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"), or for other corporate purposes. For the year ended December 31, 2002, the Company repurchased 35,950 shares of its common stock at an average price of $2.34 per share, or an aggregate price of approximately $84,000, which, together with previous purchases since 1999, represents 183,136 shares at an aggregate price of approximately $567,000 purchased under the program. There were no repurchases for the year ended December 31, 2001. The aggregate cost of the repurchased shares was reflected as treasury stock prior to December 31, 2002 and, as of December 31, 2002, all treasury stock was retired.

Outstanding borrowings under the Company's line of credit facility aggregated $34.0 million at December 31, 2002 compared to $68.7 million at December 31, 2001. The dramatic decline in outstanding borrowings reflects the decrease in working capital discussed previously. During 2002 the credit facility was amended to reduce the line of credit from $85 million to $60 million to better match the Company's present borrowing requirements. The credit facility was previously amended in 2002 to reduce the line of credit from $100 million to $85 million and in 2001 to reduce the line of credit from $150 million to $100 million. The reductions in the credit facility benefit the Company by decreasing the amount of the fee charged on the unused portion of the credit facility. In addition, during 2001 the interest rate margins on the Company's credit facility were increased. During 2002 the interest rate margins were, at the Company's option, 1.0% for the prime rate portion, or 3.25% through March 30, 2002 and 4.25% effective March 31, 2002 for the LIBOR portion. Accordingly, at December 31, 2002, the interest rate margins were 1.0% for the prime rate portion and 4.25% for the LIBOR portion. Under the credit facility, the Company is required to comply with certain affirmative and negative covenants, certain of which were modified in 2002 in connection with the foregoing amendments, as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions unless consented to by the lenders, which consent has been obtained in connection with the Company's stock repurchase program. The credit facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis. Borrowings under the credit facility, which are based on eligible accounts receivable and inventories as defined in the agreement, are secured by all of the Company's assets including accounts receivable, inventories and equipment. See Note 9 to Notes to Consolidated Financial Statements.

In September 2002, the Company entered into an agreement with a customer which provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash in addition to certain stock and other consideration. The net cash proceeds received were used to reduce the outstanding borrowings under the Company's credit facility. The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by this customer. This guaranty was made when the leases were sold to this third party who paid to the Company the net present value of the future payments of the leases. The maximum exposure under this guaranty was approximately $877,000 with a net present value of $694,000 at December 31, 2002.

The Company also has $5.1 million of subordinated debentures which mature in June 2004, as well as other subordinated debt with various maturities through 2015 aggregating approximately $896,000 and an unfunded postretirement benefit obligation of approximately $1,171,000. See Note 9 to Notes to Consolidated Financial Statements.

In addition to its borrowings under its line of credit facility and other long-term debt obligations reflected in the Consolidated Financial Statements, the Company has operating leases for office space, distribution facilities and equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002. The amounts of the Company's obligations with respect to operating leases are approximately $3.7 million, $3.4 million, $2.9 million, $2.0 million and $1.2 million for each of the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively. See Note 12 to Notes to Consolidated Financial Statements.

The Company currently expects that its cash flows from operations and additional borrowings available under its credit facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Inflation and Currency Fluctuations
-----------------------------------

The Company does not believe that inflation significantly impacted its business during 2002; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future especially as the Company expands internationally. The Company believes that currency fluctuations could have adverse effects on its business if they make components manufactured abroad too expensive, cause limitations in customer productions due to unfavorable export conditions or cause the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects.

New Accounting Pronouncements
-----------------------------

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), effective for fiscal years beginning after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the new rule a liability for an exit cost can no longer be recognized at the date of an entity's commitment to an exit plan as defined in Issue 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 as of January 1, 2003. The effect of the adoption of this statement was not material.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), effective for fiscal years beginning after December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of January 1, 2003. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This report contains statements that are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. In many cases, we cannot predict the risks or uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described below, as well as in other sections of this report and in other of our public filings and in our press releases. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Our industry is cyclical, which causes our operating results to fluctuate significantly.

In the fall of 1999, our industry emerged from a four-year period of excess supply. As a result of limited supply from the fourth quarter of 1999 to the fourth quarter of 2000, prices and profit margins went up and our operating results improved. During the fourth quarter of 2000, a combination of improved product availability, a slowing economy and other factors caused a sudden adverse change in market conditions in our industry, which continued to deteriorate during 2001 resulting in a broad-based industry slowdown, excess customer inventory and a severe decline in demand for electronic components which continued during 2002 and into 2003. We cannot predict the timing or the severity of the cycles within our industry. In particular and as of this time, it is difficult to predict how long and to what levels any industry slowdown or downturn and/or general economic weakness will last or be exacerbated by terrorism or war. The electronic components distribution industry has historically been affected by general economic downturns, which have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors, which occurred in 2001 and 2002 and continues in 2003. In addition, our industry directly depends on the continued growth of the electronic components industry and indirectly on the level of end-user demand for our customers' products. Due to changing conditions (such as in late 2000 and all of 2001), our customer base has experienced in 2001 and 2002 and may in the future continue to experience periods of inventory corrections which could materially adversely impact our results. Furthermore, the timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can affect demand for electronic components. In that regard, the Company has supported in the past and expects in the future to support new technologies and emerging markets, the failure of which to be accepted or grow (as was the situation during 2001 and 2002) could have a material adverse effect on our operating results. These market changes and factors have caused in the past (including in 2002), and will likely cause in the future, our operating results to significantly fluctuate.

We are dependent on a limited number of suppliers. If one or more of our largest suppliers chooses not to sell products to us, our operating results could suffer.

We rely on a limited number of suppliers for products which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements which are typically cancelable on short notice (generally 30 to 90 days). Products purchased from our three largest suppliers accounted for approximately 37% of our consolidated purchases during the calendar year ended December 31, 2002, of which 22% were purchased from one supplier. No other supplier accounted for more than six percent of our consolidated purchases during this period. While most of the products that we sell are available from other sources, our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. We believe that the loss of a key supplier (particularly our largest supplier) could have a material adverse impact on our business in the short term as we attempt to replace the products offered by that supplier with the products of other suppliers. However, if we were to lose our right to distribute the products of any particular supplier, there can be no assurance that we would be able to replace the products which were available from that particular supplier. The loss of, or significant disruptions in relationships with, any of our largest suppliers (particularly our largest supplier) or a significant number of other suppliers in a short period of time, could have a material adverse effect on our operating results.

We do not have long-term contracts with our customers and, as a result, our customers may be able to cancel, reduce or delay their orders without penalty.

We typically do not obtain long-term purchase orders or commitments but instead work with our customers to develop nonbinding forecasts of future orders. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause our customers to cancel, reduce or delay orders that were either previously made or anticipated or attempt to return inventory. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty or other charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers have in 2001 and to a lesser extent in 2002 had, and could in the future have, a material adverse effect on our operating results.

We may not be able to sustain or manage growth or achieve satisfactory levels of profitability.

As and when market conditions improve and if and as we commence our growth, we will need to manage our expanding operations effectively and successfully integrate into our operations any new businesses or divisions which we may acquire or open. If we are unable to do so, particularly in instances in which we have made or make significant investments, our failure could have a material adverse effect on our operating results. We may be unsuccessful in growing and achieving satisfactory levels of profitability if we are unable to:

     - secure adequate supplies of competitive products on a timely basis and on commercially reasonable terms, especially in times of product allocations;
     -   expand sales to existing customers and increase our customer base;
     - turn our inventories and collect our accounts receivable fully (and consistent with historical bad debt levels prior to 2002) and in a timely manner, especially with respect to customers in new technologies or in emerging markets and generally as a result of the weakened or further weakening financial condition of certain customers (including several customer bankruptcies);
     - avoid obsolescence of inventory or devaluation of inventory as a result of continuing adverse market conditions;
     - maintain our existing key supplier relationships as well as develop new relationships with leading suppliers of electronic components;
     - hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective inventory and credit controls;
     - effectively and fully utilize our level of personnel and facility and infrastructure overcapacity; and
     - invest to maintain and enhance our infrastructure, including telecommunications and information systems, logistics services and our service capabilities, including "distribution technology".

A decline in gross profit margins arising from a change in market conditions or aggressive pricing programs could adversely affect our operating results.

During certain prior periods, we have experienced an increase in gross profit margins as a result of favorable market conditions in the electronic components distribution industry, including limited supply of certain products. However, there is no assurance that negative changes in the economic environment generally and/or in the electronic components industry in particular will not occur. In fact, such negative changes in both the economic environment generally and in the electronic components industry began to occur in the fourth quarter of 2000, progressively worsened throughout 2001 and remained weak during 2002. Furthermore, we continue to develop long-term strategic relationships with accounts which have required aggressive pricing programs. These factors could result in a decline in our gross profit margins, materially adversely affecting our operating results.

We may not be able to satisfy our funding requirements.

We may need to spend significant amounts of cash to: fund operating losses and/or increases in expenses; meet our working capital requirements; invest in capital equipment and infrastructure; upgrade our information and communication systems; acquire businesses or open divisions; or respond to unanticipated developments, increasing customer demands or competitive pressures. If we do not have enough cash on hand, cash generated from our operations or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications can be made at all.

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

Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and other international antitrust legislation. In addition, adverse currency fluctuations could have the effect of making components manufactured abroad more expensive, cause limitations in customer productions due to unfavorable export conditions or cause our offshore suppliers to limit exports to the United States. Because we purchase substantially all of our products from United States subsidiaries and affiliates of foreign manufacturers, almost all of our purchases are paid for in U.S. dollars, which usually reduces or eliminates the potential adverse effects of currency fluctuations. However, in late 2002 we began purchasing a limited amount of our product offshore and this offshore purchasing activity may increase in the future. Accordingly, there can be no assurance that such factors could not have a material adverse effect on our operating results in the future.

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

In the last couple of years, additional competition has emerged in the electronic components distribution industry. This increased competition resulted in part from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-exchanges and e-brokers and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America, the Company believes that the total available distribution market share is also being reduced as procurement channels increase in Asia and Europe. While we have implemented our e-commerce strategies, including our website and multiple portals, to confront certain of these new competitive business models, there can be no assurance that we will be able to defend our market share against the emergence of these or other new business models.

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

We must attract and retain personnel to help support our future growth, and competition for personnel in our industry has previously been intense.

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

We are likely to be named as a defendant in any products liability action brought by an end-user as a result of our value-added services or as a participant in the distribution chain between the manufacturer and end-user. Although as of this date there are no material claims asserted against us for products liability, there can be no assurance that such claims will not arise in the future. In the event that any products liability claim is not covered by insurance or we are not indemnified by or cannot recover damages from our supplier of the product or another third party in the chain of distribution, we may be required to fund some or all of a product liability claim, which could have a material adverse effect on us.

We may be exposed to warranty claims.

The Company may be exposed to warranty claims by its customers both with respect to products manufactured by others which the Company distributes and with respect to products on which the Company has performed value added work. With respect to claims relating to products manufactured by others, the Company would expect that the manufacturers of such products would indemnify the Company to the extent provided for under its agreement with the manufacturer, as well as defend such claims on the Company's behalf, although no assurance can be given that any manufacturer would so do. In addition, there may be instances where a customer might be able to enforce an express or implied warranty claim against the Company with respect to component products manufactured by the Company's suppliers, in addition to or in lieu of the warranties of the suppliers of such components. Accordingly, a significant number of such warranty claims could have a material adverse effect on us.

Our global expansion initiatives may not be successful.

The Company recently commenced global expansion initiatives in an attempt to increase its sales to customers in foreign countries. Given the Company's limited experience in the international market and that the Company only recently, and on a limited basis so far, commenced operations outside of North America, no assurance can be given that the Company's global expansion initiatives will be successful.

Our officers and directors have and will continue to have significant control over us.

If the Company's Chairman and President and Chief Executive Officer exercised all of their outstanding stock options, they and their respective spouses and children and related trusts would own an aggregate of approximately 624,000 shares, representing approximately 15% of the outstanding shares of common stock. As a result of such stock ownership and their positions as executive officers, as the members of the executive committee of our Board of Directors and as two of the seven directors of All American, they are and will continue to be in a position to control the day-to-day affairs of All American.

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

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Consolidated Financial Statements of the Company and its subsidiaries and supplementary data required by this item are included in Item 15(a)(1) and (2) of this report.

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations" for presentation of unaudited quarterly results of operations for the eight quarters ended December 31, 2002.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.
                                    PART III

ITEMS 10, 11, 12 and 13. Directors and Executive Officers of the Registrant;
------------------------ ---------------------------------------------------
Executive Compensation; Security Ownership of Certain Beneficial Owners and
---------------------------------------------------------------------------
Management and Related Stockholder Matters; and Certain Relationships and
-------------------------------------------------------------------------
Related Transactions.
---------------------


The response to these items will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which definitive proxy statement is incorporated herein by this reference.

ITEM 14.  Controls and Procedures
--------  -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Within 90 days of the filing date of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 14(c) and 15d - 14(c)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls
----------------------------

As of the date of this report there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a)  List of documents filed as part of this report                        Page
     ----------------------------------------------                        ----

     1. Financial Statements
        --------------------
        Management's Responsibility for Financial Reporting.............    F-1
        Independent Auditors' Report....................................    F-1
        Consolidated Balance Sheets.....................................    F-2
        Consolidated Statements of Operations...........................    F-3
        Consolidated Statements of Changes in Shareholders' Equity......    F-4
        Consolidated Statements of Cash Flows...........................    F-5
        Notes to Consolidated Financial Statements......................    F-6

     2. Financial Statement Schedule
        ----------------------------
        Schedule II - Valuation and Qualifying Accounts.................    S-1

     3. Exhibits
        --------

        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by (i) Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995) and (ii) Certificate of Amendment of Certificate of Incorporation dated June 1, 1999 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        3.2    By-Laws, as amended July 29, 1994 (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        4.2 Fiscal Agency Agreement, dated as of June 8, 1994, between the Company and American Stock Transfer & Trust Co., as fiscal agent, paying agent and securities registrar (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated June 14, 1994 and filed with the Securities and Exchange Commission on June 15,
               1994).
        4.3 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to

               Exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
        9.1 Form of Voting Trust Agreement attached as Exhibit "E" to Purchase Agreement (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
       10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
       10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord in the amounts of $865,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.6 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
       10.7 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through August 22, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2001).**
       10.8 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001 (incorporated by reference to Exhibit
               10.8 to the Company's Form 10-K for the year ended December 31,
               2001).**
       10.9    Deferred Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
       10.10 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
       10.11 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's Form 10-K for the year ended December 31,
               1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31,
               2000).**
       10.12 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**

       10.13 Merger Purchase Agreement dated as of October 31, 1995, among the Company, All American Added Value, Inc., All American A.V.E.D., Inc. and the Added Value Companies (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in and to
               Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 033-64019).
       10.14 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
       10.15 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
       10.16 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
       10.17 Amendment No. 3 to Loan and Security Agreement dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
       10.18 Amendment No. 4 to Loan and Security Agreement dated March 23, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998).
       10.19 Amendment No. 5 to Loan and Security Agreement dated August 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000).
       10.20 Amendment No. 6 to Loan and Security Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).
       10.21 Amendment No. 7 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.22 Amendment No. 8 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.23 Amendment No. 9 to Loan and Security Agreement dated August 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).
       10.24 Amendment No. 10 to Loan and Security Agreement dated November 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001).
       10.25 Amendment No. 11 to Loan and Security Agreement dated March 29, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2001).
       10.26 Amendment No. 12 to Loan and Security Agreement dated October 31, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.27 All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994).**
       10.28 Amendment A to the All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2002).**
       10.29 Amendment B to the All American Semiconductor, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2002).**
       10.30   Form of Salary Continuation Plan (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.31 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).

       10.32 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.33 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.34 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       11.1    Statement Re: Computation of Per Share Earnings.*
       21.1    List of subsidiaries of the Registrant.*
       23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants.*
       99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.*
       99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.*

------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K
     -------------------
     No reports were filed during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN SEMICONDUCTOR, INC.
(Registrant)

By:      /s/ BRUCE M. GOLDBERG
         --------------------------------------------------------
         Bruce M. Goldberg, President and Chief Executive Officer

Dated:   March 26, 2003

By:      /s/ HOWARD L. FLANDERS
         --------------------------------------------------------
         Howard L. Flanders, Executive Vice President and
         Chief Financial Officer

Dated:   March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.



/s/ PAUL GOLDBERG                      Chairman of the Board, Director
---------------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG                  President and Chief Executive Officer, Director
---------------------------------      (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS                 Executive Vice President and Chief Financial Officer,
---------------------------------      Director
Howard L. Flanders                     (Principal Financial and Accounting Officer)


/s/ RICK GORDON                        Senior Vice President of Sales, Director
---------------------------------
Rick Gordon

/s/ ROBIN L. CRANDELL                  Director
---------------------------------
Robin L. Crandell

/s/ HOWARD M. PINSLEY                  Director
---------------------------------
Howard M. Pinsley

/s/ RICHARD E. SIEGEL                  Director
---------------------------------
Richard E. Siegel

                                 CERTIFICATIONS

I, Bruce M. Goldberg, President and Chief Executive Officer of All American Semiconductor, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of All American Semiconductor, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                    /s/ BRUCE M. GOLDBERG
                                         ---------------------------
                                         Bruce M. Goldberg
                                         President and Chief Executive Officer

I, Howard L. Flanders, Executive Vice President and Chief Financial Officer of All American Semiconductor, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of All American Semiconductor, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                       /s/ HOWARD L. FLANDERS
                                            -------------------------------
                                            Howard L. Flanders
                                            Executive Vice President and
                                            Chief Financial Officer

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

/s/ BRUCE M. GOLDBERG                       /s/ HOWARD L. FLANDERS
-------------------------------             -------------------------------
Bruce M. Goldberg                           Howard L. Flanders
President,                                  Executive Vice President,
Chief Executive Officer                     Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Part IV, Item 15(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ LAZAR LEVINE & FELIX LLP
---------------------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
February 21, 2003

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                             December 31            2002             2001
-----------------------------------------------------------------------------------------------
Current assets:
  Cash .......................................................   $     644,000    $     636,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,718,000 and $1,845,000 ....................      41,234,000       41,217,000
  Inventories ................................................      52,762,000       81,032,000
  Other current assets, including income taxes receivable ....       4,641,000       14,904,000
  Net assets of discontinued operations ......................               -           36,000
                                                                 -------------    -------------
    Total current assets .....................................      99,281,000      137,825,000
Property, plant and equipment - net ..........................       2,796,000        3,476,000
Deposits and other assets ....................................       2,501,000        2,821,000
                                                                 -------------    -------------
                                                                 $ 104,578,000    $ 144,122,000
                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt ..........................   $      78,000    $     234,000
  Accounts payable and accrued expenses ......................      44,336,000       50,848,000
  Other current liabilities ..................................         197,000          174,000
                                                                 -------------    -------------
    Total current liabilities ................................      44,611,000       51,256,000
Long-term debt:
  Notes payable ..............................................      34,013,000       68,662,000
  Subordinated debt ..........................................       5,958,000        5,999,000
  Other long-term debt .......................................       1,171,000        1,180,000
                                                                 -------------    -------------
                                                                    85,753,000      127,097,000
                                                                 -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ..................................               -                -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,820,954 and 4,040,150 shares issued
    and outstanding ..........................................          38,000           40,000
  Capital in excess of par value .............................      25,312,000       26,328,000
  Accumulated deficit ........................................      (6,525,000)      (8,408,000)
  Treasury stock, at cost, none and 183,246 shares ...........               -         (935,000)
                                                                 -------------    -------------
                                                                    18,825,000       17,025,000
                                                                 -------------    -------------
                                                                 $ 104,578,000    $ 144,122,000
                                                                 =============    =============


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                  2002             2001             2000
-----------------------------------------------------------------------------------------------
NET SALES ...................................   $ 332,047,000    $ 381,111,000    $ 516,155,000
Cost of sales ...............................    (271,304,000)    (318,363,000)    (409,934,000)
                                                -------------    -------------    -------------
Gross profit ................................      60,743,000       62,748,000      106,221,000
Selling, general and
  administrative expenses ...................     (56,655,000)     (74,213,000)     (78,368,000)
Impairment of goodwill ......................               -         (895,000)               -
                                                -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS ................................       4,088,000      (12,360,000)      27,853,000
Interest expense ............................      (3,138,000)      (8,657,000)      (8,642,000)
Other income - net ..........................       2,220,000                -                -
                                                -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES ............       3,170,000      (21,017,000)      19,211,000
Income tax (provision) benefit ..............      (1,287,000)       7,424,000       (8,096,000)
                                                -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS ...................       1,883,000      (13,593,000)      11,115,000
Discontinued operations:
Income from operations (net of $(208,000)
  and $(61,000) income tax provision) .......               -          362,000           84,000
Loss on disposal (net of $5,367,000
  income tax benefit) .......................               -       (9,344,000)               -
                                                -------------    -------------    -------------
NET INCOME (LOSS) ...........................   $   1,883,000    $ (22,575,000)   $  11,199,000
                                                =============    =============    =============

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations.....           $ .49           $(3.52)           $2.90
Discontinued operations......................               -            (2.33)             .02
                                                        -----           ------            -----
Net income (loss)............................           $ .49           $(5.85)           $2.92
                                                        =====           ======            =====

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations.....           $ .49           $(3.52)           $2.68
Discontinued operations......................               -            (2.33)             .02
                                                        -----           ------            -----
Net income (loss)............................           $ .49           $(5.85)           $2.70
                                                        =====           ======            =====


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                       Capital in        Retained                           Total
                                                           Common       Excess of        Earnings        Treasury    Shareholders'
                                           Shares           Stock       Par Value       (Deficit)           Stock          Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 .......      3,973,431    $     40,000    $ 25,751,000    $  2,968,000    $   (907,000)   $ 27,852,000

Exercise of stock options ........         66,189               -         394,000               -               -         394,000

Income tax benefit from
stock options exercised ..........              -               -         181,000               -               -         181,000

Purchase of treasury shares ......              -               -               -               -         (28,000)        (28,000)

Net income .......................              -               -               -      11,199,000               -      11,199,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000 .......      4,039,620          40,000      26,326,000      14,167,000        (935,000)     39,598,000

Exercise of stock options ........            530               -           2,000               -               -           2,000

Net loss .........................              -               -               -     (22,575,000)              -     (22,575,000)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001 .......      4,040,150          40,000      26,328,000      (8,408,000)       (935,000)     17,025,000

Purchase of treasury shares ......              -               -               -               -         (83,000)        (83,000)

Retirement of treasury shares ....       (219,196)         (2,000)     (1,016,000)              -       1,018,000               -

Net income .......................              -               -               -       1,883,000               -       1,883,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002 .......      3,820,954    $     38,000    $ 25,312,000    $ (6,525,000)   $          -    $ 18,825,000
                                     ============    ============    ============    ============    ============    ============


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                   2002            2001            2000
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................   $  1,883,000    $(22,575,000)   $ 11,199,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization .............................        932,000       1,129,000       1,354,000
    Loss on disposal of assets ................................          5,000          40,000          78,000
    Non-cash interest expense .................................         19,000         657,000         381,000
    Inventory write-offs ......................................              -      13,375,000               -
    Accounts receivable write-offs ............................              -       5,220,000               -
    Impairment of goodwill ....................................              -         895,000               -
    Changes in assets and liabilities of
      continuing operations:
    Decrease (increase) in accounts receivable ................        (17,000)     40,279,000     (33,915,000)
    Decrease (increase) in inventories ........................     28,270,000      50,116,000     (60,796,000)
    Decrease (increase) in other current assets ...............     10,263,000     (11,165,000)        892,000
    Increase (decrease) in accounts payable and
      accrued expenses ........................................     (6,512,000)    (30,386,000)     29,690,000
    Increase (decrease) in other current liabilities ..........         23,000      (1,089,000)      1,069,000
    Decrease (increase) in net assets
      of discontinued operations ..............................         36,000       7,032,000      (5,078,000)
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) operating activities ..     34,902,000      53,528,000     (55,126,000)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .......................       (256,000)       (367,000)     (1,058,000)
  Decrease (increase) in other assets .........................        320,000        (795,000)       (442,000)
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) investing activities ..         64,000      (1,162,000)     (1,500,000)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of
    credit agreement ..........................................    (34,649,000)    (51,827,000)     56,515,000
  Repayments of notes payable .................................       (226,000)       (240,000)       (274,000)
  Purchase of treasury shares .................................        (83,000)              -         (28,000)
  Net proceeds from issuance of equity securities .............              -           2,000         575,000
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) financing activities ..    (34,958,000)    (52,065,000)     56,788,000
                                                                  ------------    ------------    ------------
  Increase in cash ............................................          8,000         301,000         162,000
  Cash, beginning of year .....................................        636,000         335,000         173,000
                                                                  ------------    ------------    ------------
  Cash, end of year ...........................................   $    644,000    $    636,000    $    335,000
                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...............................................   $  3,274,000    $  8,542,000    $  7,810,000
                                                                  ============    ============    ============
  Income taxes paid (refunded) - net ..........................   $ (9,482,000)   $    456,000    $  7,369,000
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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The Company is a distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. The Company's products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking; satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers or electronics manufacturing services providers who manufacture products for companies in all electronics industry segments. The Company also designs and has manufactured certain memory modules which are sold to original equipment manufacturers.

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

Basis of Consolidation and Presentation
---------------------------------------

The Consolidated Financial Statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company has Canadian and Mexican subsidiaries which conduct substantially all of their business in U.S. dollars. In addition, in early 2003 the Company established a U.K. subsidiary which will conduct its business in U.K. pounds sterling.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

Concentration of Credit Risk/Fair Values
----------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 2002 and 2001 Consolidated Balance Sheets approximate carrying value at these dates.

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

Shipping and Handling Costs
---------------------------

Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses.

Advertising
-----------

The Company advertises in various national industry publications and trade journals. Advertising expense is included in selling, general and administrative expenses.

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

Stock-Based Compensation
------------------------

The Company has two stock option plans, which are described in Note 11 to Notes to Consolidated Financial Statements. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the option plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123.

Years Ended December 31                             2002                2001               2000
-----------------------------------------------------------------------------------------------
Net earnings (loss):
   As reported                                $1,883,000        $(22,575,000)       $11,199,000
   Pro forma                                   1,789,000         (22,606,000)        10,853,000

Basic earnings (loss) per share:
   As reported                                      $.49              $(5.85)             $2.92
   Pro forma                                         .46               (5.86)              2.83

Diluted earnings (loss) per share:
   As reported                                      $.49              $(5.85)             $2.70
   Pro forma                                         .46               (5.86)              2.62

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: expected volatility of 108%, 105% and 47%; risk-free interest rate of 4.0%, 4.4% and 6.3%; and expected lives of 2 to 8 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

Earnings Per Share
------------------

Earnings per common share is computed by dividing net income by the weighted average, during each period, of the number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

The following average shares were used for the computation of basic and diluted earnings per share:

Years Ended December 31                     2002            2001            2000
--------------------------------------------------------------------------------

Basic.............................     3,849,553       3,856,813       3,828,978
Diluted...........................     3,850,002       3,856,813       4,140,579

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill)
----------------------------------------------------------------

The Company periodically reviewed the value of its goodwill to determine if an impairment had occurred. As part of this review, the Company measured the estimated future operating cash flows of acquired businesses and compared that with the carrying value of its goodwill. As a result of its review, the Company's goodwill was fully written-off as of December 31, 2001. See Note 5 to Notes to Consolidated Financial Statements. Prior to the write-off, goodwill was amortized over periods ranging from 15 years to 40 years using the straight-line method.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

New Accounting Pronouncements
-----------------------------

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), effective for fiscal years beginning after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the new rule a liability for an exit cost can no longer be recognized at the date of an entity's commitment to an exit plan as defined in Issue 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 as of January 1, 2003. The effect of the adoption of this statement was not material.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), effective for fiscal years beginning after December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of January 1, 2003. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

December 31                                                 2002           2001
-------------------------------------------------------------------------------

Office furniture and equipment....................   $ 2,454,000    $ 3,497,000
Computer equipment................................     3,434,000      4,334,000
Leasehold improvements............................     1,790,000      2,344,000
                                                     -----------    -----------
                                                       7,678,000     10,175,000
Accumulated depreciation and amortization.........    (4,882,000)    (6,699,000)
                                                     -----------    -----------
                                                     $ 2,796,000    $ 3,476,000
                                                     ===========    ===========
NOTE 3 - STOCK REPURCHASE PROGRAM
---------------------------------

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock and other factors. The Company currently intends to make stock repurchases using available cash flow from operations and/or available borrowings under its line of credit. Any shares of common stock repurchased will be available for reissuance in connection with the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"), or for other corporate purposes. For the year ended December 31, 2002, the Company repurchased 35,950 shares of its common stock at an average price of $2.34 per share, or an aggregate price of approximately $84,000, which, together with previous purchases since 1999, represents 183,136 shares at an aggregate price of approximately $567,000 purchased under the program. There were no repurchases for the year ended December 31, 2001. The aggregate cost of the repurchased shares was reflected as treasury stock prior to December 31, 2002 and, as of December 31, 2002, all treasury stock was retired. See Note 11 to Notes to Consolidated Financial Statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4 - STOCK PURCHASE RIGHTS
------------------------------

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

NOTE 5 - IMPAIRMENT OF GOODWILL
-------------------------------

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which no longer allows for the amortization of goodwill but requires that goodwill be subject to annual impairment tests in accordance with the Statement. Prior to the adoption of SFAS 142 the Company applied Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". Under those rules the Company periodically reviewed the value of its goodwill to determine if an impairment had occurred. As part of this review, the Company measured the estimated future operating cash flows of acquired businesses and compared that with the carrying value of its goodwill. As a result of its review, the Company determined that impairments had occurred, and, accordingly, write-downs aggregating $895,000 were recorded during 2001. As a result of these write-downs, goodwill was fully written-off as of December 31, 2001.

NOTE 6 - DISCONTINUED OPERATIONS
--------------------------------

As a result of an acquisition in 1995, the Company created Aved Display Technologies ("ADT"), a separate division engaged in the design, development and manufacture of several proprietary driver board products for flat panel display applications. In the fourth quarter of 2000, the Company created a division

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

which operated under the name Integrated Display Technologies ("IDT"). This division was intended to address customer needs for design, integration and turnkey support for display solutions and specialized display applications. Due to the overall weakness in the economy, the negative impact of the severe broad-based industry downturn and other factors, ADT and IDT did not generate cash flows as anticipated. As a result, management decided to discontinue these divisions. The Company finalized its plan of disposal during the second quarter of 2001. Accordingly, these divisions were accounted for as discontinued operations and the results of operations for 2001 and 2000 are segregated in the accompanying Consolidated Statements of Operations. The loss on disposal of $14,711,000 on a pretax basis included the estimated costs and expenses associated with the disposal of $14,599,000 primarily made up of the write-off of $4,488,000 of inventory and $7,442,000 of accounts receivable. The inventory that was written off has been scrapped and removed from stock. In addition, the loss on disposal included a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which continued for approximately two months.

Sales from these divisions, including the related turnkey support business, were $6,998,000 and $6,028,000 for 2001 and 2000, respectively. The net assets of discontinued operations, after reflecting certain non-cash write-offs included in the accompanying Consolidated Balance Sheet at December 31, 2001, are summarized as follows:

December 31                                                                2001
-------------------------------------------------------------------------------

Other current assets..........................................      $    26,000
Property, plant and equipment - net...........................           18,000
Current liabilities...........................................           (8,000)
                                                                    -----------
Net assets....................................................      $    36,000
                                                                    ===========

NOTE 7 - SPECIAL CHARGES
------------------------

As a result of a slowing economy and a severe widespread industry downturn, the Company was forced to write off certain accounts receivable during 2001 aggregating $5,220,000 which is reflected in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

During 2000, the Company's inventory levels increased substantially to support higher levels of sales based on customer orders and forecasts. Inventory also increased during 2000 as a result of the addition of major new suppliers and the anticipated sales growth related thereto. During the fourth quarter of 2000, a combination of excess product availability, a slowing economy and other factors caused the industry to begin slowing down. As a result of this change, the customer base had a significant amount of excess inventory. In an effort to correct their inventory positions, customers began rescheduling and canceling their orders and returned significant amounts of inventory. This accelerated during the first half of 2001. Accordingly, the Company attempted to delay or cancel purchase orders with its supplier base and to utilize its inventory return privileges wherever possible. These efforts were made in an attempt to achieve inventory levels which more closely supported the Company's reduced backlog from its customers as well as to improve the Company's product mix. Even after taking these measures, as adverse industry conditions accelerated and got progressively worse, the prospect of customers taking inventory that was returned to the Company or subject to rescheduled orders became more and more remote. As a result of this and the severe industry downturn, the Company wrote off unusable inventory during 2001 aggregating $13,375,000. The inventory that was written off was subsequently scrapped and removed from stock. There can be no assurance that adverse market conditions will not continue or worsen and that further corrections may not be necessary in the future.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8 - OTHER INCOME
---------------------

In September 2002, the Company entered into an agreement with a customer (the "Agreement") to whom the Company had previously supplied display integration and turnkey support. The Agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received $2,031,000 in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in Deposits and Other Assets in the accompanying Consolidated Balance Sheet at December 31, 2002, based on an independent appraisal of these shares at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral for the then existing indebtedness, aggregated $2,220,000, after deducting related legal expenses associated with the transaction. This amount is reflected as Other Income in the accompanying Consolidated Statements of Operations.

NOTE 9 - LONG-TERM DEBT
-----------------------

Line of Credit
--------------

During the fourth quarter of 2002, the credit facility was amended to reduce the line of credit from $85 million to $60 million to better match the Company's present borrowing requirements. The credit facility was previously amended in 2002 to reduce the line of credit from $100 million to $85 million and in 2001 to reduce the line of credit from $150 million to $100 million. The reductions in the credit facility benefit the Company by decreasing the amount of the fee charged on the unused portion of the credit facility. In addition, during 2001 the interest rate margins on the Company's credit facility were increased. In connection with the changes to the credit facility, $448,000 of deferred financing fees were written off to interest expense during 2001. During 2002 the interest rate margins were, at the Company's option, 1.0% for the prime rate portion, or 3.25% through March 30, 2002 and 4.25% effective March 31, 2002 for the LIBOR portion. Accordingly, at December 31, 2002, the interest rate margins were 1.0% for the prime rate portion and 4.25% for the LIBOR portion. Borrowings under the credit facility, which are based on eligible accounts receivable and inventories as defined in the agreement, are secured by all of the Company's assets including accounts receivable, inventories and equipment. Outstanding borrowings under the Company's credit facility aggregated $34,013,000 at December 31, 2002 compared to $68,662,000 at December 31, 2001. Under the credit facility, the Company is required to comply with certain affirmative and negative covenants, certain of which were modified in 2002 in connection with the foregoing amendments, as well as to comply with certain financial ratios. These covenants, among other things, place limitations and restrictions on the Company's borrowings, investments and transactions with affiliates and prohibit dividends and stock redemptions unless consented to by the lenders, which consent has been obtained in connection with the Company's stock repurchase program. The credit facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement and a minimum debt service coverage ratio which is tested on a quarterly basis.

Subordinated Debt
-----------------

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 1,500 common stock purchase warrants exercisable at $15.75 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 77,250 warrants. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Company's credit facility and notes issued to the Company's landlord. The 77,250 warrants were valued at $2.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and approximately $19,000 was expensed in 2002, 2001 and 2000. All of these warrants expired during 1999.

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

Other Long-Term Debt
--------------------

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 2002 and 2001.

Long-term debt of the Company as of December 31, 2002, other than the Company's credit facility, matures as follows:

2003..........................................................       $    78,000
2004..........................................................         5,180,000
2005..........................................................            64,000
2006..........................................................            70,000
2007..........................................................            75,000
Thereafter....................................................         1,740,000
                                                                     -----------
                                                                     $ 7,207,000
                                                                     ===========

NOTE 10 - INCOME TAXES
----------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

Deferred tax assets:                                         2002           2001
                                                      -----------    -----------
  Accounts receivable..........................       $   654,000    $   708,000
  Inventory....................................           477,000      2,924,000
  Accrued expenses.............................           776,000        825,000
  Postretirement benefits......................           580,000        572,000
  Discontinued operations......................                 -        526,000
  Net operating loss...........................           232,000        355,000
  Other........................................           327,000        361,000
                                                      -----------    -----------
                                                        3,046,000      6,271,000
Deferred tax liabilities:
  Fixed assets.................................           219,000        280,000
                                                      -----------    -----------
Net deferred tax asset.........................       $ 2,827,000    $ 5,991,000
                                                      ===========    ===========

At December 31, 2002, $2,234,000 of the net deferred tax asset was included in Other current assets and $593,000 was included in Deposits and other assets in the accompanying Consolidated Balance Sheet.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The components of income tax expense (benefit) are as follows:

Years Ended December 31                   2002             2001           2000
------------------------------------------------------------------------------
Current
-------
Federal.....................       $(1,463,000)    $ (9,238,000)   $ 7,425,000
State.......................          (414,000)        (909,000)     1,869,000
                                   -----------     ------------    -----------
                                    (1,877,000)     (10,147,000)     9,294,000
                                   -----------     ------------    -----------
Deferred
--------
Federal.....................         2,769,000       (1,913,000)      (697,000)
State.......................           395,000         (523,000)      (440,000)
                                   -----------     ------------    -----------
                                     3,164,000       (2,436,000)    (1,137,000)
                                   -----------     ------------    -----------
                                   $ 1,287,000    $ (12,583,000)   $ 8,157,000
                                   ===========     ============    ===========

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                         2002          2001           2000
-------------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate...................       35.0%          35.0%         35.0%
State income tax, net of federal income tax benefit......        3.3            3.3           5.9
Goodwill amortization and other - including
  non-deductible items...................................        2.3           (2.5)          1.2
                                                              ------         ------        ------
Effective tax rate.......................................       40.6%          35.8%         42.1%
                                                              ======         ======        ======

The tax benefit associated with the disqualifying disposition of stock acquired with incentive stock options under the Option Plan reduced taxes payable by $181,000 as of December 31, 2000 and is reflected as a credit to capital in excess of par value in the accompanying Consolidated Balance Sheet.

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS
---------------------------------------------

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan, (the "Director Option Plan"). The Director Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the Director Option Plan. Under the Director Option Plan, on or about the day of each nonemployee director's initial election to the Company's Board of Directors, he or she is awarded nonqualified stock options to purchase at least 1,500 shares of the Company's common stock but not more than 15,000 shares, and on the date of each annual meeting of the shareholders of the Company each nonemployee director is automatically awarded additional nonqualified stock options to purchase 1,000 shares. Pursuant to the Director Option Plan, the Company granted an aggregate of 4,500 stock options to four individuals during 2002, an aggregate of 4,500 stock options to four individuals during 2001 and an aggregate of 4,500 stock options to three individuals during 2000. The outstanding stock options that were granted in 2002 have exercise prices ranging from $1.96 to $1.98. The outstanding stock options that were granted in 2001 have an exercise price of $5.35. The outstanding stock options that were granted in 2000 have an exercise price of $10.53 per share. All exercise prices are based on fair market value at date of grant and the options all vest over a two-year period and are exercisable over a ten-year period. At December 31, 2002, 12,000 stock options were outstanding.

In 1987, the Company established the Option Plan. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through April 18, 2009. The expiration of the Option Plan, or its termination by the Board of Directors, will not affect any options previously granted and then

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 1,100,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan, of which 105,646 shares of common stock have been previously issued pursuant to the exercise of options granted under the Option Plan and 994,354 shares of common stock are available for issuance as of December 31, 2002 in connection with the exercise of options outstanding and options to be granted.

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

In connection with employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 200,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Option Plan. These options, which became fully vested during 2000, have an exercise price of $9.375 per share and are exercisable through June 7, 2005. The number of stock options and exercise price per share reflect a one-for-five reverse stock split which became effective on June 2, 1999. At December 31, 2002 these options remained unexercised.

A summary of options granted under the option plans and related information for the years ended December 31, 2000, 2001 and 2002 follows:

                                                                                      Weighted Average
                                                                        Options         Exercise Price
                                                                   ------------       ----------------
Outstanding, December 31, 1999                                          714,848             $  6.29
   Granted                                                              137,000               13.00
   Exercised                                                            (66,189)               5.96
   Canceled                                                             (35,625)               5.77
                                                                   ------------
Outstanding, December 31, 2000                                          750,034                7.57
Weighted average fair value of options granted during 2000                                     4.36
   Granted                                                               12,250                5.75
   Exercised                                                               (530)               4.19
   Canceled                                                            (126,120)              11.47
                                                                   ------------
Outstanding, December 31, 2001                                          635,634                6.75
Weighted average fair value of options granted during 2001                                     3.88
   Granted                                                               85,500                3.37
   Canceled                                                             (96,250)               5.68
                                                                   ------------
Outstanding, December 31, 2002                                          624,884                6.46
                                                                   ============
Weighted average fair value of options granted during 2002                                     1.93
Options exercisable:
   December 31, 2000                                                    386,939                7.51
   December 31, 2001                                                    454,958                7.22
   December 31, 2002                                                    453,464                7.22

Exercise prices for options outstanding as of December 31, 2002 ranged from $1.96 to $14.32. The weighted-average remaining contractual life of these options is approximately 2 years. Outstanding options at December 31, 2002 were held by 134 individuals.

As of December 31, 2002, the Company retired 219,196 shares of its common stock which had previously been reflected as Treasury stock on the Consolidated Balance Sheets. Included in the retirement were

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

the 32,141 shares held by a wholly-owned subsidiary of the Company in connection with certain acquisitions by the Company in 1995.

NOTE 12 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its ninth year and provides for annual fixed rental payments totaling approximately $332,900 in year nine; and in each year thereafter during the term, the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose). In Denver, Colorado the Company leases a 7,100 square foot facility which is dedicated to certain value-added services and a regional distribution center.

In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division. In December 2000, the Company leased 26,700 square feet of space in Irvine, California which housed the operations of the Company's newly created Integrated Display Technologies division. As a result of operations of this division being discontinued during 2001, the Company subsequently negotiated a buyout of the lease in March 2002 for approximately $158,000.

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

Approximate minimum future lease payments required under operating leases for office and distribution facility leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2003..........................................................        $3,700,000
2004..........................................................         3,400,000
2005..........................................................         2,900,000
2006..........................................................         2,000,000
2007..........................................................         1,200,000
Thereafter....................................................         3,000,000

Total rent expense for office and distribution facility leases, including real estate taxes and net of sublease income, amounted to approximately $3,955,000, $3,600,000 and $2,703,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $15,600 during each of 2002, 2001 and 2000, none of which was paid to any executive officer. The maximum benefit payable to a Participant (including each of the executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum. At December 31, 2002, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $198,000. The retirement benefit accrual under this plan was $455,000 at December 31, 2002.

During 1996, the Company established a second deferred compensation plan (the "Salary Continuation Plan") for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2002, 2001, and 2000 the Company committed to contribute $115,000, $110,000, and $235,000 respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity. The retirement benefit accrual under this plan was $556,000 at December 31, 2002.

During 2000, employment agreements with two of the Company's executive officers were amended whereby the term, among other things, was extended through December 31, 2005. In addition, during 2000 the Company entered into new agreements that continue until December 31, 2003 with two other executive officers on similar terms as were contained in their previous employment agreements with the Company. At December 31, 2002, in addition to incentive compensation, these agreements provide for aggregate base salary of approximately $4,180,000 over the remaining term of the agreements.

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $1,171,000 is included in Other long-term debt in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2002, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $11,000 in 2002. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. During 2001 and in prior years, the Company's 401(k) Plan provided for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $0, $443,000 and $691,000 for matching contributions for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company entered into a lease for residential space in San Jose, California with a partnership which includes two of the Company's executive officers. The lease provides for rental payments of $4,800 per month through January 1, 2006. In consideration of the impact of the severe industry downturn on the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Company, the partnership reduced the monthly rent to $3,400 in 2001. Towards the end of 2002 rental payments were increased to $4,270 per month, still below the rental amount provided for under the lease. The Company paid a total of $43,400 to this partnership during 2002.

NOTE 13 - CONTINGENCIES
-----------------------

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In those cases, the Company expects that the manufacturer of such products will indemnify the Company to the extent provided for under its agreement with the manufacturer, as well as defend such actions on the Company's behalf, although there can be no assurance that the manufacturers will do so. Recently, there has been a trend throughout the United States of increased litigation over various employee and intellectual property matters. With respect to products manufactured or assembled for Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service. The warranty applies to products in their original unmodified condition and is subject to the Company's terms and conditions.

The Company has guaranteed the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables. This guaranty was made when the leases were sold to this third party who paid to the Company the net present value of the future payments of the leases. The maximum exposure under this guaranty was approximately $877,000 with a net present value of $694,000 at December 31, 2002.

NOTE 14 - ECONOMIC DEPENDENCY
-----------------------------

For each of the years ended December 31, 2002, 2001 and 2000, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $52,830,000, $57,980,000 and $104,420,000, respectively. The net outstanding accounts payable to this supplier at December 31, 2002, 2001 and 2000 amounted to approximately $632,000, $1,413,000 and
$11,286,000, respectively. For each of the years ended December 31, 2002, 2001 and 2000, no customer accounted for more than 7% of the Company's sales. Sales to customers in foreign countries totaled $37,249,000, $19,793,000 and $31,645,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                              Additions       Additions
                              Balance at     Charged to      Charged to
                            Beginning of      Costs and           Other                     Balance at End
Description                       Period       Expenses        Accounts      Deductions          of Period
----------------------      ------------    -----------    ------------    ------------     --------------
Allowance for Doubtful
Accounts
2002                        $  1,845,000    $   756,000    $          -    $   (883,000)    $    1,718,000
2001                        $  3,283,000    $ 1,335,000    $          -    $ (2,773,000)    $    1,845,000
2000                        $  1,987,000    $ 1,899,000    $          -    $   (603,000)    $    3,283,000