Form 10-Q
period 2003-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2003-05-15
CIK 818074

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

                      For the Quarter Ended March 31, 2003

                         Commission File Number: 0-16207



                        ALL AMERICAN SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              59-2814714
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 Northwest 52nd Avenue, Miami, Florida                                33014
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (305) 621-8282


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

As of May 7, 2003, 3,813,809 shares of the common stock of All American Semiconductor, Inc. were outstanding.


================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX




Part     Item                                                                                            Page
No.      No.      Description                                                                             No.
-------------------------------------------------------------------------------------------------------------

I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 2003
                   (Unaudited) and December 31, 2002.....................................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                   Ended March 31, 2003 and 2002 (Unaudited).............................................   2

                  Consolidated Condensed Statements of Cash Flows for the
                   Quarters Ended March 31, 2003 and 2002 (Unaudited)....................................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited).......................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................................   7

         3.       Quantitative and Qualitative Disclosures about Market Risk.............................  11

         4.       Controls and Procedures................................................................  11


II                OTHER INFORMATION:

         6.       Exhibits and Reports on Form 8-K.......................................................  12

                  SIGNATURES.............................................................................  12

                  CERTIFICATIONS.........................................................................  12

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     March 31      December 31
ASSETS                                                                   2003             2002
----------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Current assets:
  Cash ......................................................   $     615,000    $     644,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,706,000 and $1,718,000 ...................      40,933,000       41,234,000
  Inventories ...............................................      51,062,000       52,762,000
  Other current assets ......................................       4,408,000        4,641,000
                                                                -------------    -------------
    Total current assets ....................................      97,018,000       99,281,000
Property, plant and equipment - net .........................       2,862,000        2,796,000
Deposits and other assets ...................................       2,434,000        2,501,000
                                                                -------------    -------------
                                                                $ 102,314,000    $ 104,578,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .........................   $      68,000    $      78,000
  Accounts payable and accrued expenses .....................      42,012,000       44,336,000
  Other current liabilities .................................         254,000          197,000
                                                                -------------    -------------
    Total current liabilities ...............................      42,334,000       44,611,000
Long-term debt:
  Notes payable .............................................      33,988,000       34,013,000
  Subordinated debt .........................................       5,949,000        5,958,000
  Other long-term debt ......................................       1,171,000        1,171,000
                                                                -------------    -------------
                                                                   83,442,000       85,753,000
                                                                -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................              --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,813,809 and 3,820,954 shares issued and outstanding ...          38,000           38,000
  Capital in excess of par value ............................      25,298,000       25,312,000
  Accumulated deficit .......................................      (6,464,000)      (6,525,000)
                                                                -------------    -------------
                                                                   18,872,000       18,825,000
                                                                -------------    -------------
                                                                $ 102,314,000    $ 104,578,000
                                                                =============    =============





See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                          2003            2002
-------------------------------------------------------------------------------------

NET SALES ............................................   $ 69,869,000    $ 82,142,000
Cost of sales ........................................    (55,987,000)    (66,501,000)
                                                         ------------    ------------

Gross profit .........................................     13,882,000      15,641,000
Selling, general and administrative expenses .........    (13,198,000)    (14,490,000)
                                                         ------------    ------------

INCOME FROM OPERATIONS ...............................        684,000       1,151,000
Interest expense .....................................       (576,000)       (967,000)
                                                         ------------    ------------

INCOME BEFORE INCOME TAXES ...........................        108,000         184,000
Income tax provision .................................        (47,000)        (65,000)
                                                         ------------    ------------

NET INCOME ...........................................   $     61,000    $    119,000
                                                         ============    ============

Earnings per share:
  Basic and diluted ..................................          $ .02           $ .03
                                                                =====           =====





See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


QUARTERS ENDED MARCH 31                                                   2003            2002
----------------------------------------------------------------------------------------------

Cash Flows Provided By Operating Activities ...................   $    211,000    $ 17,744,000
                                                                  ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment .........................       (253,000)        (46,000)
Decrease in other assets ......................................         67,000          81,000
                                                                  ------------    ------------

   Cash flows provided by (used for) investing activities .....       (186,000)         35,000
                                                                  ------------    ------------

Cash Flows From Financing Activities:
Net repayments under line of credit agreement .................        (25,000)    (17,930,000)
Repayments of notes payable ...................................        (15,000)        (60,000)
Purchase of treasury shares ...................................        (14,000)             --
                                                                  ------------    ------------

   Cash flows used for financing activities ...................        (54,000)    (17,990,000)
                                                                  ------------    ------------

Decrease in cash ..............................................        (29,000)       (211,000)
Cash, beginning of period .....................................        644,000         636,000
                                                                  ------------    ------------

Cash, end of period ...........................................   $    615,000    $    425,000
                                                                  ============    ============

Supplemental Cash Flow Information:
Interest paid .................................................   $    470,000    $    947,000
                                                                  ============    ============

Income taxes refunded - net ...................................   $   (106,000)   $ (7,273,000)
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2003, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2002) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Stock-Based Compensation
------------------------

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

Quarters Ended March 31                                       2003          2002
--------------------------------------------------------------------------------
Net earnings:
  As reported                                            $  61,000     $ 119,000
  Pro forma                                                 20,000       106,000

Basic and diluted earnings per share:
  As reported                                            $     .02     $     .03
  Pro forma                                                    .01           .03

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended March 31, 2003 and 2002, respectively: expected volatility of 109% and 108%; risk-free interest rate of 4.1% and 4.0%; and expected lives of 2 to 5 years.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

Quarters Ended March 31                               2003                  2002
--------------------------------------------------------------------------------

Basic ...................................        3,819,763             3,856,904
Diluted .................................        3,819,862             3,878,447

2.  LONG-TERM DEBT

At March 31, 2003, outstanding borrowings under the Company's $60 million line of credit facility aggregated $33,988,000. The Company repaid all outstanding borrowings under this facility, which were collateralized by substantially all of the Company's assets, in connection with entering into a new credit facility described below.

On May 14, 2003, subsequent to the balance sheet date, the Company entered into a new $65 million credit facility (the "New Credit Facility") which expires May 14, 2006. Borrowings under the New Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the New Credit Facility, pricing will be at the third level until June 30, 2003 (the first pricing date). In connection with the New Credit Facility the Company recorded deferred financing fees aggregating approximately $1.2 million. These fees will be amortized over the term of the new facility in interest expense. As with our previous facility, the amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates, prohibit dividends and acquisitions and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the New Credit Facility. The New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis.

3.  OPTIONS

During the quarter ended March 31, 2003, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended March 31, 2003, a total of 29,710 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $3.27 to $5.34 per share.

During the quarter ended March 31, 2003, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

4.  STOCK REPURCHASE PROGRAM

In connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock, the Company repurchased 7,145 shares of its common stock at an average price of $1.99 per share, or an aggregate price of $14,000, during the quarter ended March 31, 2003. Including previous purchases, the Company has repurchased 190,281 shares at an aggregate price of $581,000 under this program. Shares purchased under this program are immediately retired.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

All American Semiconductor, Inc. and its subsidiaries (the "Company") is a distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers and other integrated circuits, as well as passive components, such as capacitors, resistors, inductors and electromechanical products, including cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products division of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured under the label of its subsidiary's division certain memory modules which are sold to original equipment manufacturers.

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

Results of Operations
---------------------

Net sales for the first quarter of 2003 were $69.9 million, a decrease of 14.9% from net sales of $82.1 million for the same period of 2002. The decrease was primarily attributable to a continuation of the industry downturn that began during the fourth quarter of 2000. Net sales were also negatively impacted by a weakness in demand for electronic components, a trend of electronics manufacturing to move offshore as well as the general weakness in the overall economy which has been further compounded by the recent geopolitical events. Management expects that the weakness in market conditions may continue through much of 2003. Additionally, management expects that the trend for electronics manufacturing to move offshore, where the Company currently has very limited sales presence, will continue. In an effort to increase its offshore presence, the Company recently established operations in the U.K. to support the European market and in South Korea to support the Asian market.

Gross profit was $13.9 million for the first quarter of 2003, down 11.2% from $15.6 million for the same period of 2002. The decrease in gross profit was primarily due to the decrease in net sales which was partially offset by a slight improvement in gross profit margins. Gross profit margins as a percentage of net sales were 19.9% for the first three months of 2003 compared to 19.0% for the same period of 2002. The slight improvement in gross profit margins reflects a fewer number of low margin, large volume transactions. Notwithstanding this slight improvement, there is continued pressure on gross profit margins reflecting the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continue to develop long-term strategic relationships with accounts that require aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects that the downward pressure on gross profit margins may continue and may result in a decrease in our gross profit margins as a percentage of net sales.

Selling, general and administrative expenses ("SG&A") decreased to $13.2 million for the first quarter of 2003 from $14.5 million for the first quarter of 2002. The improvement in SG&A reflects a reduction in variable expenses associated with the decline in sales and gross profit dollars. In addition, the improvement reflects a reduction in operating lease expenses as well as a reduction in discretionary expenditures.

SG&A as a percentage of net sales was 18.9% for the quarter ended March 31, 2003 compared to 17.6% for the same period of 2002. The increase in SG&A as a percentage of net sales reflects the decline in sales which more than offset the reduction in SG&A.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Income from operations was $684,000 for the first quarter of 2003 compared to $1.2 million for the first quarter of 2002. The decrease in income from operations was due to the decline in sales and gross profit dollars for the reasons discussed previously, which decreases were partially offset by the slight improvement in SG&A described above.

Interest expense decreased significantly to $576,000 for the first quarter of 2003 from $967,000 for the same period of 2002. The substantial decrease in interest expense resulted from significant decreases in our average borrowings and decreases in overall interest rates. Our average borrowings decreased by $27 million when comparing the first quarter of 2003 and 2002. The decrease in average borrowings was due to decreases in our inventory and accounts receivable. In addition, a refund of income taxes receivable contributed to the decrease in average borrowings. In connection with the New Credit Facility (see "Liquidity and Capital Resources" below and Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited)), interest expense in future quarters will reflect the noncash amortization of deferred financing fees estimated at $100,000 per quarter for an aggregate of $1.2 million over the term of the New Credit Facility.

Net income was $61,000 or $.02 per share (diluted) for the quarter ended March 31, 2003, compared to $119,000 or $.03 per share (diluted) for the same period of 2002.

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 2003 and December 31, 2002 was $54.7 million. The current ratio was 2.29:1 at March 31, 2003 compared to 2.23:1 at December 31, 2002. Accounts receivable levels at March 31, 2003 were $40.9 million compared to $41.2 million at December 31, 2002. Inventory levels were $51.1 million at March 31, 2003, down from $52.8 million at December 31, 2002. Accounts payable and accrued expenses decreased to $42.0 million at March 31, 2003 compared to $44.3 million at December 31, 2002.

In connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock, the Company repurchased 7,145 shares of its common stock at an average price of $1.99 per share, or an aggregate price of $14,000, during the quarter ended March 31, 2003. Including previous purchases, the Company has repurchased 190,281 shares at an aggregate price of $581,000 under this program.

At March 31, 2003, outstanding borrowings under the Company's $60 million line of credit facility aggregated $33,988,000. The Company repaid all outstanding borrowings under this facility, which were collateralized by substantially all of the Company's assets, in connection with entering into a new credit facility described below.

On May 14, 2003, subsequent to the balance sheet date, the Company entered into a new $65 million credit facility (the "New Credit Facility") which expires May 14, 2006. Borrowings under the New Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the New Credit Facility, pricing will be at the third level until June 30, 2003 (the first pricing date). In connection with the New Credit Facility the Company recorded deferred financing fees aggregating approximately $1.2 million. These fees will be amortized over the term of the new facility in interest expense. As with our previous facility, the amounts that the Company may borrow under the New Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates, prohibit dividends and acquisitions and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the New Credit Facility. The New Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis.

Long-term debt, operating leases, purchase obligations and other long-term obligations as of March 31, 2003 mature as follows:

                                                                       Payments Due by Period
                                                     ---------------------------------------------------------
                                                        Less than                                    More than
Obligations                                  Total         1 year      1-3 years      4-5 years        5 years
--------------------------------------------------------------------------------------------------------------

Long-term debt (1) ................   $ 39,996,000   $     59,000   $ 39,305,000   $    162,000   $    470,000
Operating leases ..................     15,400,000      3,600,000      7,800,000      1,600,000      2,400,000
Purchase obligations (2) ..........     36,100,000     36,100,000             --             --             --
Other long-term obligations (3) ...      1,180,000          9,000             --             --      1,171,000
                                      ------------   ------------   ------------   ------------   ------------
Total obligations .................   $ 92,676,000   $ 39,768,000   $ 47,105,000   $  1,762,000   $  4,041,000
                                      ============   ============   ============   ============   ============

---------

(1) Reflected on the unaudited Consolidated Condensed Balance Sheet as of March 31, 2003 and includes $33,988,000 under the Company's $60 million credit facility which was replaced on May 14, 2003 with the New Credit Facility which matures on May 14, 2006.
(2)  Represents commitments to purchase inventory.
(3) Reflected on the unaudited Consolidated Condensed Balance Sheet as of March 31, 2003 and includes a postretirement benefit obligation of $1,171,000.

The Company currently expects that its cash flows from operations and additional borrowings available under its New Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $808,000 with a net present value of $650,000 at March 31, 2003.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations, including All American's attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of the broad-based industry downturn resulting in the decline in demand for electronic components and further excess customer inventory; continuing or worsening in the overall economic weakness; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside North America; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs; an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics and fulfillment companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility, including the borrowing base formula under the credit facility not permitting the Company to borrow the maximum amount under the facility, and from other sources (debt and/or equity) to support the Company's operations; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the inability of the Company to continue to enhance its service capabilities and the timing and cost thereof; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; an increase in interest rates; the adverse impact of any product liability or warranty claims; the impact from changes in accounting rules; the adverse impact of war and terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's New Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results.

Controls and Procedures
-----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 14(c) and 15d - 14(c)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         10.1 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003.
         11.1     Statement Re: Computation of Per Share Earnings (Unaudited).
         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date: May 15, 2003                  /s/ Bruce M. Goldberg
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date: May 15, 2003                  /s/ Howard L. Flanders
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

Date: May 15, 2003                     /s/ Bruce M. Goldberg
                                       ------------------------
                                       Bruce M. Goldberg
                                       President and Chief Executive Officer


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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

Date: May 15, 2003                     /s/ Howard L. Flanders
                                       ------------------------------
                                       Howard L. Flanders
                                       Executive Vice President and
                                       Chief Financial Officer