Form 10-Q
period 2003-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2003-08-12
CIK 818074

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


                       For the Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

As of August 8, 2003, 3,794,894 shares of the common stock of All American Semiconductor, Inc. were outstanding.

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
I              FINANCIAL INFORMATION:

        1.     Financial Statements

               Consolidated Condensed Balance Sheets at June 30, 2003
                (Unaudited) and December 31, 2002.......................................   1

               Consolidated Condensed Statements of Income for the Quarters
                and Six Months Ended June 30, 2003 and 2002 (Unaudited).................   2

               Consolidated Condensed Statements of Cash Flows for the
                Six Months Ended June 30, 2003 and 2002 (Unaudited).....................   3

               Notes to Consolidated Condensed Financial Statements (Unaudited).........   4

        2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................   7

        3.     Quantitative and Qualitative Disclosures about Market Risk...............  11

        4.     Controls and Procedures..................................................  12


II             OTHER INFORMATION:

        2.     Changes in Securities and Use of Proceeds................................  12

        4.     Submission of Matters to a Vote of Security Holders......................  12

        6.     Exhibits and Reports on Form 8-K.........................................  13

               SIGNATURES...............................................................  13




ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      June 30      December 31
ASSETS                                                                   2003             2002
----------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Current assets:
  Cash ......................................................   $     635,000    $     644,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,825,000 and $1,718,000 ...................      43,741,000       41,234,000
  Inventories ...............................................      50,075,000       52,762,000
  Other current assets ......................................       4,580,000        4,641,000
                                                                -------------    -------------
    Total current assets ....................................      99,031,000       99,281,000
Property, plant and equipment - net .........................       2,710,000        2,796,000
Deposits and other assets ...................................       3,452,000        2,501,000
                                                                -------------    -------------
                                                                $ 105,193,000    $ 104,578,000
                                                                =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .........................   $   5,198,000    $      78,000
  Accounts payable and accrued expenses .....................      40,642,000       44,336,000
  Other current liabilities .................................         210,000          197,000
                                                                -------------    -------------
    Total current liabilities ...............................      46,050,000       44,611,000
Long-term debt:
  Notes payable .............................................      38,267,000       34,013,000
  Subordinated debt .........................................         809,000        5,958,000
  Other long-term debt ......................................       1,177,000        1,171,000
                                                                -------------    -------------
                                                                   86,303,000       85,753,000
                                                                -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................              --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,794,894 and 3,820,954 shares issued and outstanding ...          38,000           38,000
  Capital in excess of par value ............................      25,253,000       25,312,000
  Accumulated deficit .......................................      (6,401,000)      (6,525,000)
                                                                -------------    -------------
                                                                   18,890,000       18,825,000
                                                                -------------    -------------
                                                                $ 105,193,000    $ 104,578,000
                                                                =============    =============

See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                               Quarters                        Six Months
PERIODS ENDED JUNE 30                      2003            2002            2003             2002
------------------------------------------------------------------------------------------------
NET SALES ....................    $  71,932,000   $  87,397,000   $ 141,801,000    $ 169,539,000
Cost of sales ................      (57,967,000)    (71,867,000)   (113,954,000)    (138,368,000)
                                  -------------   -------------   -------------    -------------

Gross profit .................       13,965,000      15,530,000      27,847,000       31,171,000
Selling, general and
  administrative expenses ....      (13,187,000)    (14,391,000)    (26,385,000)     (28,881,000)
                                  -------------   -------------   -------------    -------------

INCOME FROM OPERATIONS .......          778,000       1,139,000       1,462,000        2,290,000
Interest expense .............         (668,000)       (810,000)     (1,244,000)      (1,777,000)
                                  -------------   -------------   -------------    -------------

INCOME BEFORE INCOME TAXES ...          110,000         329,000         218,000          513,000
Income tax provision .........          (47,000)       (131,000)        (94,000)        (196,000)
                                  -------------   -------------   -------------    -------------

NET INCOME ...................    $      63,000   $     198,000   $     124,000    $     317,000
                                  =============   =============   =============    =============

EARNINGS PER SHARE:
Basic and diluted ............             $.02            $.05            $.03             $.08
                                           ====            ====            ====             ====

See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                     2003            2002
-------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used For) Operating Activities ..........    $ (2,940,000)   $ 33,732,000
                                                                     ------------    ------------
Cash Flows From Investing Activities:
Acquisition of property and equipment ...........................        (319,000)        (66,000)
Decrease (increase) in other assets .............................        (915,000)        176,000
                                                                     ------------    ------------

    Cash flows provided by (used for) investing activities ......      (1,234,000)        110,000
                                                                     ------------    ------------
Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement ......       4,254,000     (33,964,000)
Repayments of notes payable .....................................         (30,000)       (121,000)
Purchase of treasury shares .....................................         (59,000)              -
                                                                     ------------    ------------

    Cash flows provided by (used for) financing activities ......       4,165,000     (34,085,000)
                                                                     ------------    ------------

Decrease in cash ................................................          (9,000)       (243,000)
Cash, beginning of period .......................................         644,000         636,000
                                                                     ------------    ------------

Cash, end of period .............................................    $    635,000    $    393,000
                                                                     ============    ============

Supplemental Cash Flow Information:
Interest paid ...................................................    $  1,196,000    $  1,906,000
                                                                     ============    ============

Income taxes refunded - net .....................................    $    (46,000)   $ (9,395,000)
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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2003, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

                                                             Quarters                        Six Months
Periods Ended June 30                                    2003         2002               2003          2002
-----------------------------------------------------------------------------------------------------------
Net earnings:
   As reported                                     $   63,000   $  198,000         $  124,000   $   317,000
   Pro forma                                           63,000      188,000             83,000       294,000

Basic and diluted earnings per share:
   As reported                                           $.02         $.05               $.03          $.08
   Pro forma                                              .02          .05                .02           .08

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109% for the quarter and six months ended June 30, 2003, compared to 108% for the same periods of 2002; risk-free interest rate of 4.1% for the quarter and six months ended June 30, 2003, compared to 4.0% for the same periods of 2002; and expected lives of 2 to 5 years for all periods presented.

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

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                       Quarters                 Six Months
Periods Ended June 30              2003         2002         2003         2002
------------------------------------------------------------------------------
Basic ...................     3,808,448    3,856,904    3,814,106    3,856,904
Diluted .................     3,857,476    3,867,185    3,832,586    3,872,451

2.       LONG-TERM DEBT

On May 14, 2003, the Company entered into a $65 million credit facility (the "Credit Facility") which expires May 14, 2006. Borrowings under the Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus ..5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the Credit Facility, pricing will be at the third level until the Company's June 30, 2003 financial statements are received by the Administrative Agent (the first pricing date). In connection with the Credit Facility, the Company recorded deferred financing fees aggregating $999,000. These fees are being amortized over the term of the Credit Facility in interest expense. As with our previous facility, the amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates, prohibit dividends and acquisitions and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis.

In connection with the Credit Facility, the Company repaid in May 2003 all outstanding borrowings under the Company's previous $60 million facility.

At June 30, 2003, outstanding borrowings under the Company's Credit Facility aggregated $38,267,000.

Included in long-term debt on the December 31, 2002 Consolidated Balance Sheet is $5.1 million of subordinated debentures. This debt matures on June 13, 2004 and accordingly is reflected in the current portion of long-term debt on the June 30, 2003 unaudited Consolidated Balance Sheet. The Company expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to repay this obligation.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

3.       OPTIONS

During the quarter ended June 30, 2003, the Company granted an aggregate of 325,010 stock options to 135 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). These options have exercise prices ranging from $1.92 to $2.11 per share (fair market value at date of grant), vest over a three-year period and are exercisable over a four-year period. During the quarter ended June 30, 2003, a total of 11,810 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $1.92 to $9.55 per share.

During the quarter ended March 31, 2003, no stock options were granted by the Company pursuant to the Option Plan. During the quarter ended March 31, 2003, a total of 29,710 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $3.27 to $5.34 per share.

During the quarter and six months ended June 30, 2003, the Company granted 1,500 stock options to one individual pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended. These options have an exercise price of $2.19 per share (fair market value at date of grant), vest over a two-year period and are exercisable over a ten-year period.

4.       STOCK REPURCHASE PROGRAM

In connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock, the Company repurchased 18,915 shares of its common stock at an average price of $2.35 per share, or an aggregate price of $44,000, during the quarter ended June 30, 2003. Including previous purchases, the Company has repurchased 209,196 shares at an aggregate price of $626,000 under this program. Shares purchased under this program are immediately retired.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

Results of Operations
---------------------

Net sales for the quarter and six months ended June 30, 2003 were $71.9 million and $141.8 million, respectively, representing a 17.7% and 16.4% decrease from net sales of $87.4 million and $169.5 million for the same periods of 2002. The decreases were primarily attributable to a continuation of the industry downturn that began during the fourth quarter of 2000. Net sales were also negatively impacted by a weakness in demand for electronic components, a trend of electronics manufacturing to move offshore as well as the general weakness in the overall economy which has been further compounded by the recent geopolitical events. Management expects that the weakness in market conditions may continue through the remainder of 2003. Additionally, management expects that the trend for electronics manufacturing to move offshore, where the Company currently has very limited sales presence, will continue. In an effort to increase its offshore presence, the Company has recently established operations in the U.K. to support the European market and in South Korea to support the Asian market.

Gross profit was $14.0 million and $27.8 million for the second quarter and first six months of 2003, down 10.1% and 10.7% from $15.5 million and $31.2 million for the same periods of 2002. The decreases in gross profit were primarily due to the decreases in net sales which were partially offset by an improvement in gross profit margins. Gross profit margins as a percentage of net sales were 19.4% and 19.6% for the second quarter and first six months of 2003 compared to 17.8% and 18.4% for the second quarter and first six months of 2002. The improvement in gross profit margins reflects a fewer number of low margin, large volume transactions. Notwithstanding this improvement, there is continued pressure on gross profit margins reflecting the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continue to develop long-term strategic relationships with accounts that require aggressive pricing programs and we expect a greater number of low margin, large volume transactions. Management therefore expects that downward pressure on gross profit margins may continue and may result in a decrease in our gross profit margins as a percentage of net sales.

Selling, general and administrative expenses ("SG&A") decreased to $13.2 million for the second quarter of 2003 from $14.4 million for the second quarter of 2002. SG&A decreased to $26.4 million for the first six months of 2003 from $28.9 million for the same period of 2002. The improvements in SG&A reflect in large part a reduction in variable expenses associated with the decline in sales and gross profit dollars. In addition, the improvements reflect reductions in operating lease expenses as well as reductions in payroll costs and discretionary expenditures.

SG&A as a percentage of net sales was 18.3% and 18.6% for the quarter and six months ended June 30, 2003, compared to 16.5% and 17.0% for the same periods of 2002. The increases in SG&A as a percentage of net sales reflect the decline in sales which more than offset the reductions in SG&A.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Income from operations was $778,000 and $1.5 million for the second quarter and first six months of 2003 compared to $1.1 million and $2.3 million for the second quarter and first six months of 2002. The decreases in income from operations were due to the decline in sales and gross profit dollars as discussed previously, which decreases were partially offset by the improvements in SG&A described above.

Interest expense decreased to $668,000 and $1.2 million for the second quarter and first six months of 2003, from $810,000 and $1.8 million for the same periods of 2002. The decrease in interest expense resulted from significant decreases in our average borrowings and decreases in overall interest rates. Our average borrowings decreased by $5 million for the second quarter of 2003 as compared to the same period of 2002 and by $16 million when comparing the year-to-date periods of 2003 and 2002. The decrease in average borrowings was due to decreases in our inventory and accounts receivable. In addition, a refund of income taxes receivable contributed to the decrease in average borrowings. In connection with the Credit Facility (see "Liquidity and Capital Resources" below and Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited)), interest expense for the second quarter of 2003 included $41,000 in noncash amortization of deferred financing fees and beginning in the third quarter of 2003 will reflect $84,000 per quarter for an aggregate of $999,000 over the term of the Credit Facility.

Net income was $63,000 or $.02 per share (diluted) and $124,000 or $.03 per share (diluted) for the quarter and six months ended June 30, 2003, compared to $198,000 or $.05 per share (diluted) and $317,000 or $.08 per share (diluted) for the same periods of 2002.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 2003 decreased to $53.0 million from working capital of $54.7 million at December 31, 2002. The current ratio was 2.15:1 at June 30, 2003 compared to 2.23:1 at December 31, 2002. The decrease in working capital was primarily due to a decrease in inventory and an increase in the current portion of long-term debt. These changes to working capital were partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses. Accounts receivable levels at June 30, 2003 were $43.7 million compared to $41.2 million at December 31, 2002. The increase in accounts receivable reflects an increase in the level of sales towards the latter part of the second quarter of 2003 compared to the latter part of 2002. Inventory levels were $50.1 million at June 30, 2003, down from $52.8 million at December 31, 2002. Accounts payable and accrued expenses decreased to $40.6 million at June 30, 2003 compared to $44.3 million at December 31, 2002. The decreases in inventory and accounts payable and accrued expenses were due to a reduction in inventory purchases as we continue our effort to maintain inventory positions which are in line with our current and expected level of sales. The current portion of long-term debt was $5.2 million at June 30, 2003 compared to $78,000 at December 31, 2002. The change in the current portion of long-term debt was due to a reclassification from long-term debt of $5.1 million of subordinated debentures which matures on June 13, 2004. The Company expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to repay this obligation.

In connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock, the Company repurchased 18,915 shares of its common stock at an average price of $2.35 per share, or an aggregate price of $44,000, during the quarter ended June 30, 2003. Including previous purchases, the Company has repurchased 209,196 shares at an aggregate price of $626,000 under this program.

On May 14, 2003, the Company entered into a $65 million credit facility (the "Credit Facility") which expires May 14, 2006. Borrowings under the Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the Credit Facility, pricing will be at the third level until the Company's June 30, 2003 financial statements are received by the Administrative Agent (the first pricing date). In connection with the Credit Facility, the Company recorded deferred financing fees aggregating $999,000. These fees are being amortized over the term of the Credit Facility in interest expense. As with our previous facility, the amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates, prohibit dividends and acquisitions and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. At June 30, 2003, outstanding borrowings under the Company's Credit Facility aggregated $38,267,000.

Long-term debt, operating leases and other long-term obligations as of June 30, 2003 mature as follows:

                                                                         Payments Due by Period
                                                     --------------------------------------------------------------
                                                          Less than                                       More than
Obligations                                   Total          1 year       1-3 years       4-5 years         5 years
-------------------------------------------------------------------------------------------------------------------
Long-term debt (1).................. $   44,274,000  $    5,198,000  $   38,469,000  $      158,000  $      449,000
Operating leases....................     13,700,000       3,400,000       6,800,000       1,300,000       2,200,000
Other long-term obligations (2).....      1,177,000               -           6,000               -       1,171,000
                                     --------------  --------------  --------------  --------------  --------------
Total obligations................... $   59,151,000  $    8,598,000  $   45,275,000  $    1,458,000  $    3,820,000
                                     ==============  ==============  ==============  ==============  ==============

---------

(1) Reflected on the unaudited Consolidated Condensed Balance Sheet as of June 30, 2003 and includes $38,267,000 under the Company's $65 million credit facility which matures on May 14, 2006 and $5,150,000 of subordinated debentures which matures on June 13, 2004.
(2) Reflected on the unaudited Consolidated Condensed Balance Sheet as of June 30, 2003 and includes a postretirement benefit obligation of $1,171,000.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $739,000 with a net present value of $605,000 at June 30, 2003.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations, including All American's attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the continuance of the broad-based industry downturn resulting in the decline in demand for electronic components and further excess customer inventory; continuing or worsening in the overall economic weakness; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside North America; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; further write-offs of inventory arising from customers returning additional inventory and further canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics and fulfillment companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility, including the borrowing base formula under the Credit Facility not permitting the Company to borrow the maximum amount under the facility, and from other sources (debt and/or equity) to support the Company's operations and to repay the Company's subordinate debentures at maturity; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the inability of the Company to continue to enhance its service capabilities and the timing and cost thereof; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; an increase in interest rates; the adverse impact of any product liability or warranty claims or intellectual property claims; the impact from changes in accounting rules; the adverse impact of war and terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Controls and Procedures
-----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  Changes In Securities and Use of Proceeds
-------  -----------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     During the quarter ended June 30, 2003, the Company did not issue or sell any unregistered securities, although, pursuant to the Option Plan, the Company granted options to 135 individuals during the quarter ended June 30, 2003, to purchase an aggregate of 325,010 shares of the Company's common stock at exercise prices ranging from $1.92 to $2.11 per share. Pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended, the Company granted stock options to one individual during the quarter ended June 30, 2003 to purchase 1,500 shares of the Company's common stock at an exercise price of $2.19 per share. The stock options relating to the Option Plan vest over a three-year period and are exercisable over a four-year period and the stock options relating to the 2000 Nonemployee Director Stock Option Plan, as amended, vest over a two-year period and are exercisable over a ten-year period. All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (unaudited).

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

(a) On July 24, 2003, the Company held its 2003 annual meeting of shareholders (the "Annual Meeting").

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

     Nominee for Director               For                         Abstain
     --------------------               ---------                   -------
     Paul Goldberg                      3,511,032         95.9%     149,613          4.1%
     Rick Gordon                        3,511,052         95.9%     149,593          4.1%
     Robin L. Crandell                  3,491,432         95.4%     169,213          4.6%

     The other directors whose term of office as directors continued after the Annual Meeting are Bruce M. Goldberg, Howard L. Flanders, Michael W. Forman, Howard M. Pinsley and Richard E. Siegel.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

(c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of Common Stock and the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting as indicated below:

     Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 2003

     For                                    3,562,375       97.3%
     Against                                   54,890        1.5%
     Abstain                                   43,380        1.2%

(d)  Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         10.1 Amendment No. 1 to the All American Semiconductor, Inc. Deferred Compensation Plan for Executives.
         11.1    Statement Re: Computation of Per Share Earnings (Unaudited).
         31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
         31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

(b)      Reports on Form 8-K
         -------------------

         A Current Report on Form 8-K dated May 14, 2003 was filed on May 15, 2003 reporting in Item 9 (Item 12) the issuance of a press release announcing the Company's first quarter results for the period ended March 31, 2003 and the entering into on May 14, 2003 of the $65 million three year secured revolving credit facility.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  August 12, 2003              /s/ Bruce M. Goldberg
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  August 12, 2003              /s/ Howard L. Flanders
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)