Form 10-Q
period 2003-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2003-11-13
CIK 818074

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

                    For the Quarter Ended September 30, 2003

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

       Registrant's telephone number, including area code: (305) 621-8282


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

As of November 7, 2003, 3,760,001 shares of the common stock of All American Semiconductor, Inc. were outstanding.


================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX





Part     Item                                                                                     Page
No.      No.      Description                                                                      No.
------------------------------------------------------------------------------------------------------

I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 2003
                   (Unaudited) and December 31, 2002..............................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                   and Nine Months Ended September 30, 2003 and 2002 (Unaudited)..................   2

                  Consolidated Condensed Statements of Cash Flows for the
                   Nine Months Ended September 30, 2003 and 2002 (Unaudited)......................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..........................................................   7

         3.       Quantitative and Qualitative Disclosures about Market Risk......................  12

         4.       Controls and Procedures.........................................................  12


II                OTHER INFORMATION:

         2.       Changes in Securities and Use of Proceeds.......................................  13

         6.       Exhibits and Reports on Form 8-K................................................  13

                  SIGNATURES......................................................................  13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           September 30      December 31
ASSETS                                                                             2003             2002
--------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Current assets:
  Cash ................................................................   $     540,000    $     644,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,261,000 and $1,718,000 .............................      54,252,000       41,234,000
  Inventories .........................................................      50,514,000       52,762,000
  Other current assets, including income taxes receivable .............       4,834,000        4,641,000
                                                                          -------------    -------------
    Total current assets ..............................................     110,140,000       99,281,000
Property, plant and equipment - net ...................................       2,700,000        2,796,000
Deposits and other assets .............................................       3,382,000        2,501,000
                                                                          -------------    -------------
                                                                          $ 116,222,000    $ 104,578,000
                                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt ...................................   $   5,193,000    $      78,000
  Accounts payable and accrued expenses ...............................      43,752,000       44,336,000
  Other current liabilities ...........................................         213,000          197,000
                                                                          -------------    -------------
    Total current liabilities .........................................      49,158,000       44,611,000
Long-term debt:
  Notes payable .......................................................      46,158,000       34,013,000
  Subordinated debt ...................................................         794,000        5,958,000
  Other long-term debt ................................................       1,177,000        1,171,000
                                                                          -------------    -------------
                                                                             97,287,000       85,753,000
                                                                          -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ...........................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,760,001 and 3,820,954 shares issued and outstanding .............          38,000           38,000
  Capital in excess of par value ......................................      25,121,000       25,312,000
  Accumulated deficit .................................................      (6,224,000)      (6,525,000)
                                                                          -------------    -------------
                                                                             18,935,000       18,825,000
                                                                          -------------    -------------
                                                                          $ 116,222,000    $ 104,578,000
                                                                          =============    =============






See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                       Quarters                        Nine Months
PERIODS ENDED SEPTEMBER 30                      2003             2002             2003             2002
-------------------------------------------------------------------------------------------------------

NET SALES ..........................   $  82,805,000    $  85,523,000    $ 224,606,000    $ 255,062,000
Cost of sales ......................     (68,096,000)     (70,192,000)    (182,050,000)    (208,560,000)
                                       -------------    -------------    -------------    -------------

Gross profit .......................      14,709,000       15,331,000       42,556,000       46,502,000
Selling, general and
  administrative expenses ..........     (13,705,000)     (14,234,000)     (40,090,000)     (43,115,000)
                                       -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS .............       1,004,000        1,097,000        2,466,000        3,387,000
Interest expense ...................        (694,000)        (720,000)      (1,938,000)      (2,497,000)
Other income - net .................               -        2,220,000                -        2,220,000
                                       -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES .........         310,000        2,597,000          528,000        3,110,000
Income tax provision ...............        (133,000)      (1,038,000)        (227,000)      (1,234,000)
                                       -------------    -------------    -------------    -------------

NET INCOME .........................   $     177,000    $   1,559,000    $     301,000    $   1,876,000
                                       =============    =============    =============    =============

EARNINGS PER SHARE:
Basic ..............................            $.05             $.40             $.08             $.49
                                                ====             ====             ====             ====
Diluted ............................            $.04             $.40             $.08             $.49
                                                ====             ====             ====             ====






See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                                  2003             2002
-----------------------------------------------------------------------------------------------------

Cash Flows Provided By (Used For) Operating Activities .............   $ (10,554,000)   $  34,089,000
                                                                       -------------    -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ..............................        (521,000)        (158,000)
Decrease (increase) in other assets ................................        (929,000)         185,000
                                                                       -------------    -------------

   Cash flows provided by (used for) investing activities ..........      (1,450,000)          27,000
                                                                       -------------    -------------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement .........      12,145,000      (34,052,000)
Repayments of notes payable ........................................         (54,000)        (211,000)
Purchase of treasury shares ........................................        (191,000)         (44,000)
                                                                       -------------    -------------

   Cash flows provided by (used for) financing activities ..........      11,900,000      (34,307,000)
                                                                       -------------    -------------

Decrease in cash ...................................................        (104,000)        (191,000)
Cash, beginning of period ..........................................         644,000          636,000
                                                                       -------------    -------------

Cash, end of period ................................................   $     540,000    $     445,000
                                                                       =============    =============

Supplemental Cash Flow Information:
Interest paid ......................................................   $   1,675,000    $   2,497,000
                                                                       =============    =============

Income taxes paid (refunded) - net .................................   $     153,000    $  (9,272,000)
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2003, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

                                                Quarters                 Nine Months
Periods Ended September 30               2003           2002         2003           2002
----------------------------------------------------------------------------------------

Net earnings:
  As reported                        $177,000     $1,559,000     $301,000     $1,876,000
  Pro forma                           177,000      1,559,000      260,000      1,853,000

Basic earnings per share:
  As reported                            $.05           $.40         $.08           $.49
  Pro forma                               .05            .40          .07            .48

Diluted earnings per share:
  As reported                            $.04           $.40         $.08           $.49
  Pro forma                               .04            .40          .07            .48

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109% for the quarter and nine months ended September 30, 2003, compared to 108% for the same periods of 2002;

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

risk-free interest rate of 4.1% for the quarter and nine months ended September 30, 2003, compared to 4.0% for the same periods of 2002; and expected lives of 2 to 5 years for all periods presented.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                        Quarters                    Nine Months
Periods Ended September 30                        2003           2002           2003           2002
---------------------------------------------------------------------------------------------------
Basic...............................         3,785,175      3,851,185      3,804,462      3,854,998
Diluted.............................         3,939,446      3,851,345      3,860,611      3,855,125

2.  LONG-TERM DEBT

On May 14, 2003, the Company entered into a $65 million credit facility (the "Credit Facility") which expires May 14, 2006. Borrowings under the Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus ..5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the Credit Facility, pricing was at the third level until the Company's June 30, 2003 financial statements were received by the Administrative Agent (the first pricing date). Based upon the debt service coverage ratio as calculated using the Company's June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of August 2003. In connection with the Credit Facility, the Company recorded deferred financing fees aggregating $999,000. These fees are being amortized over the term of the Credit Facility in interest expense. As with our previous facility, the amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates, prohibit dividends and acquisitions and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis.

In connection with the Credit Facility, the Company repaid in May 2003 all outstanding borrowings under the Company's previous $60 million facility.

At September 30, 2003, outstanding borrowings under the Company's Credit Facility aggregated $46,158,000.

Included in long-term debt on the December 31, 2002 Consolidated Condensed Balance Sheet is $5,150,000 of subordinated debentures. This debt matures on June 13, 2004 and accordingly is reflected in the current portion of long-term debt on the September 30, 2003 unaudited Consolidated Condensed

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Balance Sheet. The Company expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to repay this obligation.

3.  OPTIONS

Option Plan
-----------

During the quarter ended September 30, 2003, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended September 30, 2003, a total of 99,654 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $1.92 to $6.75 per share.

During the quarter ended June 30, 2003, the Company granted an aggregate of 325,010 stock options to 135 individuals pursuant to the Option Plan. These options have exercise prices ranging from $1.92 to $2.11 per share (fair market value at date of grant), vest over a three-year period and are exercisable over a four-year period. During the quarter ended June 30, 2003, a total of 11,810 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $1.92 to $9.55 per share.

During the quarter ended March 31, 2003, no stock options were granted by the Company pursuant to the Option Plan. During the quarter ended March 31, 2003, a total of 29,710 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $3.27 to $5.34 per share.

Director Option Plan
--------------------

During the quarter ended September 30, 2003, the Company granted 3,000 stock options to three individuals pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended (the "Director Option Plan"). These options have an exercise price of $3.41 per share (fair market value at date of grant), vest over a two-year period and are exercisable over a ten-year period.

During the quarter and six months ended June 30, 2003, the Company granted 1,500 stock options to one individual pursuant to the Director Option Plan. These options have an exercise price of $2.19 per share (fair market value at date of grant), vest over a two-year period and are exercisable over a ten-year period.

4.  STOCK REPURCHASE PROGRAM

In connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock, the Company repurchased 34,893 shares of its common stock at an average price of $3.80 per share, or an aggregate price of $133,000, during the quarter ended September 30, 2003. Including previous purchases, the Company has repurchased 244,089 shares at an aggregate price of $759,000 under this program. Shares purchased under this program are immediately retired.

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

Results of Operations
---------------------

Net sales for the quarter and nine months ended September 30, 2003 were $82.8 million and $224.6 million, respectively, representing a 3.2% and 11.9% decrease from net sales of $85.5 million and $255.1 million for the same periods of 2002. The decrease in sales for the third quarter of 2003 compared to the same period of last year was attributable to the continuation of the industry downturn and the negative impact from weak demand in electronic components both of which began during the fourth quarter of 2000. These negative industry conditions continued through the beginning of the third quarter of 2003, however, conditions began improving in the latter part of this quarter. Another factor that contributed to the decrease in sales is the continuing trend for electronics manufacturing to move offshore where the Company currently has very limited sales presence. The decrease in sales for the nine months ended September 30, 2003 compared to the same period of 2002 was primarily attributable to the negative conditions discussed above. While market conditions remain difficult and the trend continues for electronics manufacturing to move offshore, management is slightly more optimistic about the possibility that an industry recovery may be underway. Sales for the third quarter of 2003 were 15.1% ahead of sales for the second quarter of 2003 and represented the second sequential quarterly increase. Furthermore, the decrease in sales for the third quarter of 2003 was significantly less than the previous quarterly decreases in 2003 compared to the quarterly periods of 2002. In an effort to increase its offshore presence, the Company has recently established operations in the United Kingdom to support the European market and in South Korea to support the Asian market. Management is currently exploring further expansion into the Asian market.

Gross profit was $14.7 million and $42.6 million for the third quarter and first nine months of 2003, down 4.1% and 8.5% from $15.3 million and $46.5 million for the same periods of 2002. The decreases in gross profit were primarily due to the decreases in net sales. Gross profit margins as a percentage of net sales were 17.8% and 18.9% for the third quarter and first nine months of 2003 compared to 17.9% and 18.2% for the third quarter and first nine months of 2002. The improvement in gross profit margins for the first nine months of 2003 compared to the first nine months of 2002 reflects a fewer number of low margin, large volume transactions during the first nine months of 2003 versus the same period of 2002. Notwithstanding this slight improvement, there is continued pressure on gross profit margins reflecting the continued development of long-term strategic relationships with accounts that require aggressive pricing programs, as well as excess product availability and the continuing change in our product mix. Additionally, management anticipates a greater number of low margin, large volume transactions. Management therefore expects that downward pressure on gross profit margins may continue and may result in a decrease in our gross profit margins as a percentage of net sales.

Selling, general and administrative expenses ("SG&A") decreased to $13.7 million for the third quarter of 2003 from $14.2 million for the third quarter of 2002. SG&A decreased to $40.1 million for the first nine months of 2003 from $43.1 million for the same period of 2002. The improvements in SG&A reflect in

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

large part a reduction in variable expenses associated with the decline in sales and gross profit dollars. In addition, the improvements reflect reductions in operating lease expenses as well as reductions in payroll costs and discretionary expenditures.

SG&A as a percentage of net sales was 16.6% and 17.8% for the quarter and nine months ended September 30, 2003, compared to 16.6% and 16.9% for the same periods of 2002. The increase in SG&A as a percentage of net sales for the first nine months of 2003 reflects the decline in sales which more than offset the reductions in SG&A.

Income from operations was $1.0 million and $2.5 million for the third quarter and first nine months of 2003 compared to $1.1 million and $3.4 million for the third quarter and first nine months of 2002. The decreases in income from operations were due to the decline in sales and gross profit dollars as discussed previously, which decreases were partially offset by the improvements in SG&A described above.

Interest expense decreased to $694,000 and $1.9 million for the third quarter and first nine months of 2003, from $720,000 and $2.5 million for the same periods of 2002. The slight decrease in interest expense for the third quarter of 2003 compared to the third quarter of 2002 resulted primarily from a decrease in overall interest rates which was partially offset by an increase in our average borrowings. The substantial decrease in interest expense for the first nine months of 2003 compared to the same period of 2002 was due to significant decreases in our average borrowings and decreases in overall interest rates. During the third quarter of 2003, and to a lesser extent for the first nine months of 2003, the Company benefited from an improvement in its interest pricing levels under its $65 million credit facility (the "Credit Facility"). With respect to the interest rate charged to the Company under its Credit Facility, based upon the debt service coverage ratio as calculated using the June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of August 2003. This improvement resulted in a reduction of 100 basis points on the interest rates charged on the Company's borrowings under its Credit Facility. Our average borrowings decreased by $10 million when comparing the year-to-date periods of 2003 and 2002. The decrease in average borrowings was due to decreases in our inventory as well as a refund of income taxes receivable. In connection with the Credit Facility, interest expense for the third quarter and first nine months of 2003 included noncash amortization of deferred financing fees of $84,000 and $125,000, respectively, and will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Net income was $177,000 or $.04 per share (diluted) and $301,000 or $.08 per share (diluted) for the quarter and nine months ended September 30, 2003, compared to $1.6 million or $.40 per share (diluted) and $1.9 million or $.49 per share (diluted) for the same periods of 2002. Net income from the 2002 periods reflect other income of $1.3 million on an after-tax basis associated with a settlement with a customer of an accounts receivable that had been previously written-off by the Company in 2001.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 2003 increased to $61.0 million from working capital of $54.7 million at December 31, 2002. The current ratio was 2.24:1 at September 30, 2003 compared to 2.23:1 at December 31, 2002. The increase in working capital was primarily due to an increase in accounts receivable which was partially offset by an increase in the current portion of long-term debt and a decrease in inventory. Accounts receivable levels at September 30, 2003 were $54.3 million compared to $41.2 million at December 31, 2002. The increase in accounts receivable reflects an increase in the level of sales towards the latter part of the third quarter of 2003 compared to the latter part of 2002. Inventory levels were $50.5 million at September 30, 2003, down from $52.8 million at December 31, 2002. Accounts payable and accrued expenses decreased slightly to $43.8 million at September 30, 2003 from $44.3 million at December 31, 2002. The slight decrease in inventory was due to the increase in sales towards the end of the third quarter which outpaced our inventory purchases for the quarter. Management

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

expects that if sales levels continue their sequential increases our inventory purchases and possibly our inventory balance will increase in subsequent quarters. The current portion of long-term debt was $5.2 million at September 30, 2003 compared to $78,000 at December 31, 2002. The change in the current portion of long-term debt was due to a reclassification from long-term debt of $5.1 million of subordinated debentures which matures on June 13, 2004. The Company expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to repay this obligation.

Included in Other Current Assets on each of the Consolidated Condensed Balance Sheets presented is an income tax receivable of $1.2 million in connection with a carry back of a net operating loss. The income tax receivable was collected subsequent to the balance sheet date.

In connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock, the Company repurchased 34,893 shares of its common stock at an average price of $3.80 per share, or an aggregate price of $133,000, during the quarter ended September 30, 2003. Including previous purchases, the Company has repurchased 244,089 shares at an aggregate price of $759,000 under this program.

On May 14, 2003, the Company entered into a $65 million credit facility (the "Credit Facility") which expires May 14, 2006. Borrowings under the Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus ..5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the Credit Facility, pricing was at the third level until the Company's June 30, 2003 financial statements were received by the Administrative Agent (the first pricing date). Based upon the debt service coverage ratio as calculated using the Company's June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of August 2003. In connection with the Credit Facility, the Company recorded deferred financing fees aggregating $999,000. These fees are being amortized over the term of the Credit Facility in interest expense. As with our previous facility, the amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates, prohibit dividends and acquisitions and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. At September 30, 2003, outstanding borrowings under the Company's Credit Facility aggregated $46,158,000.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Long-term debt, operating leases and other long-term obligations as of September 30, 2003 mature as follows:

                                                                    Payments Due by Period
                                                    ------------------------------------------------------
                                                       Less than                                 More than
Obligations                                  Total        1 year     1-3 years     4-5 years       5 years
----------------------------------------------------------------------------------------------------------
Long-term debt (1)..................  $ 52,145,000  $  5,193,000  $ 46,363,000  $    161,000  $    428,000
Operating leases....................    13,000,000     3,400,000     6,300,000     1,100,000     2,200,000
Other long-term obligations (2).....     1,177,000             -         6,000             -     1,171,000
                                      ------------  ------------  ------------  ------------  ------------
Total obligations...................  $ 66,322,000  $  8,593,000  $ 52,669,000  $  1,261,000  $  3,799,000
                                      ============  ============  ============  ============  ============

----------

(1) Reflected on the unaudited Consolidated Condensed Balance Sheet as of September 30, 2003 and includes $46,158,000 under the Company's $65 million credit facility which matures on May 14, 2006 and $5,150,000 of subordinated debentures which matures on June 13, 2004.
(2) Reflected on the unaudited Consolidated Condensed Balance Sheet as of September 30, 2003 and includes a postretirement benefit obligation of $1,171,000.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $670,000 with a net present value of $558,000 at September 30, 2003.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its available cash flow, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations, including continuing increasing sales levels in future quarters, All American's attainment of new customers and success with new business opportunities and global expansion and All American having sufficient cash flow to repay the $5.1 million of subordinated debentures maturing June 13, 2004. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the recent improvements in market conditions and business activity with respect to the broad-based industry downturn which resulted in the decline in demand for electronic components and excess customer inventory failing to continue and/or further improve; a failure of the general economy to continue to improve; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside North America and particularly in Asia; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of an adverse change in the financial condition of one or more of the Company's customers or the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

estimate made by the Company of the level of allowance for doubtful accounts based primarily on historical assumptions proving to be inadequate; write-offs of inventory arising from customers returning inventory or canceling orders or the devaluation of inventory as a result of adverse market conditions; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for products of its customers; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; price erosion in and price competition for products sold by the Company; difficulty in the management and control of expenses; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; price decreases on inventory that is not price protected; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions and increased availability of the supply for certain products; increased competition from third party logistics and fulfillment companies, e-brokers and other Internet providers through the use of the Internet as well as from its traditional competitors; insufficient funds from operations, from the Company's credit facility, including the borrowing base formula under the Credit Facility not permitting the Company to borrow the maximum amount under the facility, and from other sources (debt and/or equity) to support the Company's operations and to repay the Company's subordinated debentures at maturity; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the inability of the Company to continue to enhance its service capabilities and the timing and cost thereof; the failure to achieve acceptance of or to grow in all or some of the new technologies that have been or are being supported by the Company; an increase in interest rates; the adverse impact of any product liability or warranty claims or intellectual property claims; the impact from changes in accounting rules; the adverse impact of war and terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

PART II. OTHER INFORMATION

ITEM 2.  Changes In Securities and Use of Proceeds
-------  -----------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     During the quarter ended September 30, 2003, the Company did not issue or sell any unregistered securities, although, pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended, the Company granted stock options to three individuals to purchase 3,000 shares of the Company's common stock at an exercise price of $3.41 per share. The stock options vest over a two-year period and are exercisable over a ten-year period. The stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         10.1 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated.
         11.1     Statement Re: Computation of Per Share Earnings (Unaudited).
         31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
         31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

(b)      Reports on Form 8-K
         -------------------

         A Current Report on Form 8-K dated August 7, 2003 was filed on August 7, 2003 reporting in Item 9 (Item 12) the issuance of a press release announcing the Company's second quarter results for the period ended June 30, 2003.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date: November 13, 2003             /s/ Bruce M. Goldberg
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date: November 13, 2003             /s/ Howard L. Flanders
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)