Form 10-K
period 2003-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2004-03-30
CIK 818074

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

                   For the fiscal year ended December 31, 2003
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

As of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. held by non-affiliates was $10,100,000.

As of March 18, 2004, 3,773,201 shares of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding.

                      Documents Incorporated by Reference:
Pursuant to Instruction G(3) of Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 2003

Table of Contents

Part   Item                                                                                                  Page
No.    No.      Description                                                                                   No.
----   ----     -----------                                                                                  ----
I         1     Business................................................................................        1
          2     Properties..............................................................................       12
          3     Legal Proceedings.......................................................................       13
          4     Submission of Matters to a Vote of Security-Holders.....................................       13


II        5     Market for the Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities.................................................       13
          6     Selected Financial Data.................................................................       14
          7     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................       16
          7A    Quantitative and Qualitative Disclosures about Market Risk..............................       32
          8     Financial Statements and Supplementary Data.............................................       32
          9     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................................................       32
          9A    Controls and Procedures.................................................................       32


III      10     Directors and Executive Officers of the Registrant......................................       33
         11     Executive Compensation..................................................................       33
         12     Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters...........................................................       33
         13     Certain Relationships and Related Transactions..........................................       33
         14     Principal Accountant Fees and Services..................................................       33


IV       15     Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................       33

                                     PART I

ITEM 1.  Business
-------  --------

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

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the 4th largest distributor of semiconductors and the 10th largest electronic components distributor overall in North America, out of an industry group that numbers more than 1,000 distributors.

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

The Electronics and Electronics Distribution Industries
-------------------------------------------------------

The electronics industry is one of the largest industries in the United States. Prior to 2001, it was also one of the fastest growing industries. Worldwide consumption of semiconductor products grew from $126 billion in 1998 to over $200 billion in 2000. During 2001, the electronics and the electronics distribution industries suffered one of the most severe downturns in the industries' history with global sales of semiconductors declining by over 30%. Industry associations estimated that worldwide consumption of semiconductors declined to $139 billion in 2001 and grew slightly to $141 billion in 2002 and to $166 billion in 2003. While global sales of semiconductors remained relatively flat in 2002 as compared to 2001 and grew by 18% in 2003 compared to 2002, consumption in North America declined in 2002 and may have declined slightly or remained flat in 2003 as an increasing amount of procurement and manufacturing moved offshore. The Company believes that electronic component revenue and total U.S. factory sales of electronic products will resume growth in the future. Historically, the growth of these industries has been driven by increased demand for new products incorporating sophisticated electronic components, such as laptop computers, home office and portable equipment, networking, satellite, wireless and other communications products, infrastructure equipment and appliances for the Internet, voting and gaming machines, point-of-sale equipment and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, automotive, consumer and military products.

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

Distributors are an integral part of the electronics industry. During 2003, an estimated $31 billion of electronic components were sold through distribution in North America. While this is up from the approximate level of $10 billion in 1992, it is down from a high of an estimated $37 billion in 2000. Original equipment manufacturers and most of the smaller contract electronics manufacturers which utilize electronic components continue to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for original equipment manufacturers and contract electronics manufacturers, offering a much broader line of products, incremental quality control measures and more support services than individual electronic component manufacturers. Management believes that original equipment manufacturers and most of the smaller contract electronics manufacturers will continue to demand greater service and to increase quality requirements, and that original equipment manufacturers, contract electronics manufacturers and electronic component manufacturers will continue to be dependent on distributors in the future.

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

Business Strategy
-----------------

While the Company's long-term strategy is to achieve growth by expanding its markets, increasing its customer base and selling more to its existing customers, during the past three years, the Company was forced to put its growth plans on hold as a result of the severe downturn in our industry. During this time period, the Company reduced its workforce and eliminated certain unprofitable operations. As a result of the severe industry conditions, the Company's focus, instead of on absolute growth, has been on market share gain. The Company believes that conditions are starting to improve and the Company's strategy is to continue to gain market share and, as market conditions improve, resume growth by: (i) taking advantage of consolidation trends, (ii) increasing the number of customers it sells to, (iii) increasing sales to existing customers by continuing to add new suppliers and expand its product offerings and service capabilities and (iv) expanding to markets outside North America. While management believes that it may be able to increase market share and profitability in the future, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

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

As a result of a severe industry downturn that began with a dramatic slowdown during the fourth quarter of 2000, the Company progressively reduced its workforce and discontinued certain of its non-core operations. See "Employees" and "Products-Flat Panel Display Products" and Note 9 to Notes to Consolidated Financial Statements. During 2002 and 2003 the Company did not close any offices or reduce its workforce. During 2003 as part of its plan to expand its markets and provide enhanced services beyond the boundaries of North America, the Company began operations in the United Kingdom including a stocking location in the London area, began sales operations in Northern Asia with the opening of an office in Seoul, South Korea and started operations in Southeast Asia as well.

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

Quality Controls and ISO Certification

The Company has a total quality management program. Our operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, the Company's Miami and Fremont distribution centers and its Fremont programming center have all successfully completed a procedure and quality audit that resulted in their certification under the international quality standard of ISO 9001. This quality standard was established by the International Standards Organization, or ISO, created by the European Economic Community, or EEC. The ISO created uniform standards of measuring a company's processes, traceability procedures and quality control in order to assist and facilitate business among the EEC.

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

The Company has addressed the flat panel display market in several ways. First, the Company has assembled a comprehensive offering of flat panel display products, including products from manufacturers of flat panel displays, as well as manufacturers of the necessary support products such as back-light inverters, driver boards, cabling and touch-screen filaments. The second aspect in addressing the flat panel display market is to develop the technical support necessary to assist customers with integrating flat panel displays into their applications. In this regard the Company has added flat panel display specialists to its sales and marketing groups. In response to the growing need for support of flat panel display business the Company has a Display Solutions Group which is a separate group within the Company dedicated entirely to the support of flat panel display opportunities. Through its Display Solutions Group, the Company has expanded its internal staff as well as developed relationships with independent subcontractors, referred to as integrators, in many different geographic locations. This strategy enables the Company to offer a broad selection of products, services and solutions needed to service the varying levels of support required by the customer base.

To further enhance our support for flat panel display applications the Company has recently added to its product offering multiple suppliers of single-board computers. These products simplify the design process for companies that are utilizing flat panel displays.

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

Customers
---------

The Company markets its products primarily to original equipment manufacturers in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; home office and portable equipment; networking, satellite, wireless and other communications products; Internet infrastructure equipment and appliances; automobiles; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services providers, who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 12,000 accounts. During 2003, no customer accounted for more than 6% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business. However, the loss of, or significant disruption in relationships with, more than one of the Company's larger customers or a significant number of other customers in a short period of time could have a material adverse impact on the Company's financial condition or results of operations.

Sales and Marketing
-------------------

Overall Strategy

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 65,000 different products representing approximately 85 different component manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national and global distributors, while still providing the personalized service levels usually associated only with regional or local distributors. As a result of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

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

Sales Personnel

As a result of the severe industry downturn, the Company went through a significant reduction in its workforce during 2001. During 2002 and 2003 the workforce remained fairly constant. As of March 1, 2004, the Company employed 294 people in sales on a full-time basis, of whom 114 are field salespeople, 113 are inside salespeople, 34 are in management, 18 are in administration and 15 are engineers in the Field Application Engineer Program. The Company also had 8 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager, who in turn reports to an area manager. All area managers report to the Company's Senior Vice President of Sales and Marketing. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit goals.

Sales Locations

In North America, the Company currently operates 33 sales offices in 21 states, Canada and Mexico. The locations of the sales offices are in each of the following geographic markets: Huntsville, Alabama; Phoenix, Arizona; Orange County, Sacramento, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Guadalajara, Mexico; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Raleigh, North Carolina; Cleveland, Ohio; Portland; Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City; Utah; Seattle, Washington and Milwaukee, Wisconsin.

The Company also retains field sales representatives to market other territories throughout the United States, Canada, Puerto Rico, Mexico, the United Kingdom and Southeast Asia. The Company may consider opening branches in these other territories if the representatives located there achieve certain sales levels.

During 2003 as part of its plan to expand its markets and provide enhanced services beyond the boundaries of North America, the Company began operations in the United Kingdom including a stocking location in the London area, began sales operations in Northern Asia with the opening of an office in Seoul, South Korea and started operations in Southeast Asia as well.

Transportation

All of the Company's products are shipped through third party carriers. Incoming freight charges are generally paid by the Company, while outgoing freight charges are typically paid by the customer.

Seasonality and Cyclicality

The Company's sales have not historically been materially greater in any particular season or part of the year, however, there is some seasonality to our industry. The electronic components and the electronics distribution industries have historically been cyclical with significant volatility in the cycles. Management believes that this cyclicality and volatility will continue in the future. During the second half of 1999, the industry began entering an up-cycle which continued throughout most of 2000 and was one of the industry's most rapidly growing and strongest up-cycles. In the fourth quarter of 2000 the up-cycle ended and the industry entered another down-cycle which accelerated and continued throughout 2001 and 2002 and through the first three quarters of 2003. This down-cycle was one of the most severe and long-lasting in the industry's history. In September 2003 the industry appeared to begin experiencing improved conditions. While the Company believes that industry conditions are improving, it is not clear whether we are in an up-cycle and, if so, how strong or how long it will be. There can be no assurance whether and to what extent there will be an up-cycle nor can there be an assurance that business will not decline again in the future.

Foreign Sales

Sales to customers' locations in foreign countries aggregated approximately $42.0 million, $38.1 million, and $15.2 million for 2003, 2002 and 2001, respectively. Due to the Company's recent global expansion initiatives, sales to customers' locations in foreign countries may increase in the future. See "Business Strategy-Expansion."

Backlog
-------

As is typical of distributors, the Company has a backlog of customer orders. These orders are generally cancelable by the customer. At December 31, 2003, the Company had a backlog of $68 million, compared to a backlog of $44 million at December 31, 2002 and $55 million at December 31, 2001. During periods of excess product availability, customers keep much lower levels of product on order as delivery times are short and prices are often declining. As lead times begin to stretch and certain product groups start becoming allocated by suppliers, customers begin increasing the amount of their scheduled orders. Conditions of tight supply often result in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking). When product availability improves, customers begin to have more inventory than they require and the industry typically experiences backlog cancellations and inventory corrections. While lead times and product availability began to improve toward the end of 2000, the severe product shortages earlier in the year, combined with expectations that the market would continue to expand in 2001, resulted in inflated customer backlogs at the end of 2000. The combination of improved product availability, a slowing economy and other factors resulted in customers beginning to cancel their backlog in the first quarter of 2001. As market conditions worsened, customer backlog deteriorated even further through 2002 and into 2003. Beginning in

September 2003, our booking activity started to strengthen and our customer backlog has been growing again. In addition, some of our suppliers are reporting that lead times have stretched out.

The Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Historically, approximately 30% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements. At this point in time, the correlation of backlog to future sales is still less of an indicator than historically for the reasons discussed above. In addition, the Company has increased its practices of electronic data interchange transactions where the Company purchases inventory based on electronically transmitted customer forecasts that may not become an order until the date of shipment and, therefore, may not be reflected in the Company's backlog. The Company's backlog was $68 million at December 31, 2003 and increased to $85 million at February 29, 2004. The Company's backlog was $48 million at February 28, 2003.

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. The Company is recognized as a national distributor with offices across North America. To further strengthen its geographic coverage, the Company recently began to expand internationally. Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of assisting customers in designing-in the suppliers' products at the customer base. To address this requirement, the Company has a Field Application Engineer Program which is currently staffed with 15 engineers.

Almost all distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 2003, the Company's three largest suppliers accounted for 16%, 7% and 5% of consolidated purchases, respectively. See Note 14 to Notes to Consolidated Financial Statements. While most of the products that the Company sells are available from other sources, the Company's future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. While the Company believes that the loss of a key supplier, particularly its largest supplier, could have a material adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. However, if the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of, or significant disruption in relationships with, any of the Company's larger suppliers, particularly its largest supplier, or a significant number of other suppliers in a short period of time could have a material adverse impact on the Company's financial condition or results of operations. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose) and leases a 5,200 square foot facility near Denver, Colorado which is dedicated to certain value-added services and a regional distribution center. This Colorado lease replaced the Company's previous lease for 7,100 square feet in Denver, Colorado. In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division. See "Products."

The Company also leases approximately 20,000 square feet of space in San Jose, California to house its west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 12,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation.

In addition, the Company leases space for its other sales offices, which offices range in size from approximately 1,000 square feet to 10,000 square feet. See "Sales and Marketing-Sales Office Locations."

Due to the severe industry downturn, the Company currently has excess space in its sales offices and excess capacity in its distribution centers. To the extent that the Company increases sales in future periods, management expects to realize improved operating efficiencies and economies of scale as a result of its present excess capacity. There can be no assurance, however, that any sales growth will be achieved or that any growth will be enough to accomplish improvements in operating efficiencies or economies of scale.

Systems

The Company's systems and operations are designed to facilitate centralized warehousing which allows salespeople across the country to have real-time access to inventory and pricing information and allows a salesperson in any office to enter orders electronically, which instantaneously print in the appropriate distribution facility for shipping and invoicing. The combination of the centralized distribution centers and the electronic order entry process enables the Company to provide rapid order processing at low costs. The system also provides for automatic credit checks, which prohibit any product from being shipped until the customer's credit has been approved. Additionally, the systems allow the Company to participate with customers and suppliers in electronic data interchange and to expand customer services, including just-in-time deliveries, kitting programs, bar coding, automatic inventory replenishment programs, bonded inventory programs, in-plant stores and in-plant terminals and complete supply chain management solutions.

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities and to participate in e-commerce, the Company has continually been expanding, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades and possibly a new Enterprise Resource Planning (ERP) system to meet its computer and communications needs. As market conditions improve, the Company believes that these systems enhancements should assist the Company in increasing sales, improving efficiencies and providing the potential for profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved and that the Company's present system will be adequate.

Foreign Manufacturing and Trade Regulation
------------------------------------------

A significant number of the components sold by the Company are manufactured by foreign companies. Until recently all of these components were purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. The Company has recently begun purchasing a limited amount (less than 5% of total purchases for 2003) of product offshore and this offshore purchasing activity may increase in the future. The Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and policy changes related to, among other things, anti-dumping and other international anti-trust legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during past years, and there can be no assurance that such factors will not have a more significant adverse effect on the Company in the future. Since substantially all of the Company's purchases from foreign companies are still transacted with United States subsidiaries or affiliates of these foreign manufacturers, substantially all of the Company's purchases are paid for in U.S. dollars.

Employees
---------

As a result of the severe industry downturn, the Company went through a significant reduction in its workforce during 2001. During 2002 and 2003 the workforce remained fairly constant. As of March 1, 2004, the Company employed 533 persons, of whom 294 are involved in sales and sales management; 85 are involved in marketing; 55 are involved in the distribution centers; 37 are involved in operations; 12 are involved in management; 30 are involved in bookkeeping and clerical; and 20 are involved in information technology. None of the Company's U.S. employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

Competition
-----------

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater name recognition and assets and possess greater financial, personnel and other resources than does the Company. The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales that have in the past exceeded $13 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors with offices in multiple cities within the United States and local distributors with just one location. With sales offices in the United States located in 31 cities in 21 states, the Company generally competes as a national distributor. Additionally, the Company has offices in Canada, Mexico, and Seoul, South Korea, has recently established a stocking facility in the United Kingdom and recently established operations in Southeast Asia. The Company, which was recognized by industry sources as the 4th largest distributor of semiconductors and the 10th largest electronic components distributor overall in the United States, believes its primary competition comes from the top 50 distributors in the industry. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; small accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top tier distributors as a result of the product offerings, global support structure, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business of these major industry customers by seeking to provide the very best service and quality and by focusing on products that are not emphasized by the top tier distributors, or are fill-in or niche products. With its expanded product offering and service capabilities and its quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top tier distributors for the middle and emerging market customer base is not as strong since the largest distributors focus their efforts and resources on the major account base. For this reason, the Company has focused strong efforts on servicing this middle and emerging market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors; by seeking to offer a broader product base and more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to middle and emerging market companies a greater level of service than is offered to them by the major national and global distributors. The Company believes that today the top tier distributors continue their efforts to penetrate the middle market customer base more than they have in the past.

There has also been an increase in competition from brokers, lately being referred to as independent distributors. Additionally, there has been an emergence of competition from the advent of third party logistics and fulfillment companies. There has also been an emergence of businesses commonly referred to as e-brokers and e-exchanges and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America the Company believes that the total available distribution market in North America is being reduced as procurement channels increase in Asia and Europe. There can be no assurance that the Company will be able to defend its market share against existing competition or that new competition will not emerge or that the total available distribution market share will not be reduced further.

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

ITEM 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------

Sales Prices of Common Stock
----------------------------

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                         High                 Low
----------------------                         -------              -------

2002
----
First Quarter                                  $  4.89              $  3.15
Second Quarter                                    4.25                 2.37
Third Quarter                                     3.08                 1.45
Fourth Quarter                                    2.89                 1.60

2003
----
First Quarter                                     2.39                 1.86
Second Quarter                                    3.47                 1.80
Third Quarter                                     4.75                 2.65
Fourth Quarter                                    5.24                 3.61

2004
----
First Quarter (through March 18, 2004)            7.62                 4.31

As of March 18, 2004, there were approximately 330 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that, based upon information provided by its transfer agent, it has over 3,500 beneficial holders of its common stock.

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

Dividend Policy
---------------

The Company has never declared or paid cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. It is not anticipated, however, that the Company will pay cash dividends on its common stock in the foreseeable future, inasmuch as it expects to employ all available cash in the Company's operations and future growth of its business. In addition, the Company's revolving line of credit facility prohibits the payment of any dividends. See Note 4 to Notes to Consolidated Financial Statements.

Sales of Unregistered Securities
--------------------------------

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 2003.

ITEM 6.  Selected Financial Data
-------  -----------------------

The following selected consolidated financial data for the Company for and as of the years 1999 through 2003 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to shares of common stock and per share amounts have been restated to reflect the effect of a one-for-five reverse stock split which became effective on June 2, 1999. For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2003, see "Quarterly Results of Operations" in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

Years Ended December 31                        2003             2002             2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------
Net Sales (1) .....................   $ 311,529,000    $ 332,047,000    $ 381,111,000    $ 516,155,000    $ 326,627,000
Cost of Sales (2) .................    (253,933,000)    (271,304,000)    (318,363,000)    (409,934,000)    (263,330,000)
                                      -------------    -------------    -------------    -------------    -------------
Gross Profit ......................      57,596,000       60,743,000       62,748,000      106,221,000       63,297,000
Selling, General and
  Administrative Expenses (3) .....     (53,976,000)     (56,655,000)     (74,213,000)     (78,368,000)     (55,229,000)
Impairment of Goodwill ............               -                -         (895,000)               -                -
                                      -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations ......................       3,620,000        4,088,000      (12,360,000)      27,853,000        8,068,000
Interest Expense (4) ..............      (2,648,000)      (3,138,000)      (8,657,000)      (8,642,000)      (4,985,000)
Other Income - Net (5) ............               -        2,220,000                -                -                -
                                      -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes ..         972,000        3,170,000      (21,017,000)      19,211,000        3,083,000
Income Tax (Provision) Benefit ....        (426,000)      (1,287,000)       7,424,000       (8,096,000)      (1,326,000)
                                      -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before
  Discontinued Operations .........         546,000        1,883,000      (13,593,000)      11,115,000        1,757,000
Discontinued Operations:
  Income from Operations (6) ......               -                -          362,000           84,000           42,000
  Loss on Disposal (7) ............               -                -       (9,344,000)               -                -
                                      -------------    -------------    -------------    -------------    -------------
Net Income (Loss) .................   $     546,000    $   1,883,000    $ (22,575,000)   $  11,199,000    $   1,799,000
                                      =============    =============    =============    =============    =============

Basic Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations .........           $ .14            $ .49           $(3.52)          $ 2.90           $  .45
  Discontinued Operations .........               -                -            (2.33)             .02              .01
                                              -----            -----           ------           ------           ------
  Net Income (Loss) ...............           $ .14            $ .49           $(5.85)          $ 2.92           $  .46
                                              =====            =====           ======           ======           ======

Diluted Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations .........           $ .14            $ .49           $(3.52)          $ 2.68           $  .45
  Discontinued Operations .........               -                -            (2.33)             .02              .01
                                              -----            -----           ------           ------           ------
  Net Income (Loss) ...............           $ .14            $ .49           $(5.85)          $ 2.70           $  .46
                                              =====            =====           ======           ======           ======

Balance Sheet Data

December 31                                    2003             2002             2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------
Working Capital ...................   $  63,212,000    $  54,670,000    $  86,569,000    $ 159,644,000    $  91,217,000
Total Assets ......................     122,373,000      104,578,000      144,122,000      250,219,000      151,501,000
Long-Term Debt, Including
  Current Portion .................      55,200,000       41,220,000       76,075,000      128,124,000       71,867,000
Shareholders' Equity ..............      19,180,000       18,825,000       17,025,000       39,598,000       27,852,000
Book Value Per Common Share .......           $5.10            $4.93            $4.21            $9.80            $7.01

-------------------------

(1) Net sales including sales generated by the Company's Aved Display Technologies ("ADT") and Integrated Display Technologies ("IDT") divisions and the related turnkey support business which were discontinued in 2001 were $388,109,000 for 2001, $522,183,000 for 2000 and $329,563,000 for 1999.

(2) 2001 includes non-cash inventory write-offs of $13,375,000. See Note 10 to Notes to Consolidated Financial Statements.

(3) 2001 includes non-cash write-offs of accounts receivable of $5,220,000. See
    Note 10 to Notes to Consolidated Financial Statements.

(4) Interest expense for 2001 includes write-downs of deferred financing fees of approximately $448,000.

(5) Other income reflects the combined value of cash and stock received by the Company in consideration for releasing the then-existing indebtedness of a customer, together with lease payments that the Company collected from certain leases that were pledged to the Company as collateral, all of which aggregated $2,220,000 after deducting related legal expenses associated with the transaction. See Note 11 to Notes to Consolidated Financial Statements.

(6) Reflects income from discontinued operations of $362,000 (net of $208,000 income tax provision) for 2001, $84,000 (net of $61,000 income tax provision) for 2000 and $42,000 (net of $32,000 income tax provision) for 1999 relating to management's decision to discontinue the ADT and IDT divisions as well as the related turnkey support business. See Note 9 to Notes to Consolidated Financial Statements.

(7) Reflects a loss on disposal of $(9,344,000) (net of $5,367,000 income tax benefit) for 2001 primarily made up of the write-offs of $4,488,000 of inventory and $7,442,000 of accounts receivable. See Note 9 to Notes to Consolidated Financial Statements.

(8) Weighted average common shares outstanding for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 after reflecting a one-for-five reverse stock split which became effective on June 2, 1999 were 3,793,347, 3,849,553, 3,856,813, 3,828,978 and 3,921,138, respectively, for basic earnings per share and were 3,882,199, 3,850,002, 3,856,813, 4,140,579 and
    3,924,166, respectively, for diluted earnings per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This discussion should be read in conjunction with "Item 6. Selected Financial Data" and Notes to Consolidated Financial Statements contained in this report.

Overview
--------

The electronics and the electronics distribution industries suffered one of the most severe downturns in the industries' history beginning in 2001 and continuing through most of 2003. This downturn was marked by oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. While the demand for electronic components began to stabilize in 2002, the industry was still negatively impacted by a significant migration of procurement and manufacturing to offshore markets as well as oversupply of components resulting in a weakness in pricing. The Company is, however, seeing signs that a recovery of North American markets may be underway as, in the third quarter of 2003, supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. Our backlog of customer orders improved from $44 million at December 31, 2002 to $68 million at December 31, 2003 and was $85 million at February 29, 2004. The book-to-bill ratio has been 1.0 to 1 or above since January 2003 and reached 1.3 to 1 at January 31, 2004 and February 29, 2004.

Industry associations have projected that the global semiconductor market will grow by 15 to 30 percent during 2004. While we expect that the growth in global markets will include growth in North America, the Company believes that growth rates will be higher in foreign markets. To support this trend, the Company has recently increased its offshore presence. The Company now has operations in the United Kingdom to support the European market; in Southeast Asia and Northeast Asia to support the Asian market and expects to expand further into these markets. Sales to customers' locations in foreign countries was $42.0 million for 2003 compared to $38.1 million for 2002.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

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

Certain Non-GAAP Financial Information
--------------------------------------

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles (GAAP), the Company disclosed in this report certain non-GAAP financial information relating to gross profit, selling, general and administrative expenses, income (loss) from continuing operations, interest expense, net income (loss) and earnings (loss) per share each as adjusted for certain charges and write-offs as well as other income that the Company believes impact the comparability of its results for different operating periods. These charges and write-offs arise from certain inventory write-offs, write-offs of accounts receivable, a write-off of goodwill and the write-off of deferred financing fees. Other income primarily arises from a partial payment in settlement of an accounts receivable that had been written off in 2001.

The Company believes that this non-GAAP financial information will assist investors in better understanding the Company's performance and the associated trends, as management considers these charges and write-offs as well as other income to be outside the Company's ordinary operations. This non-GAAP financial information also better enables management to evaluate the Company's performance.

Non-GAAP financial information is not intended to be a substitute for or to replace financial information determined in accordance with GAAP, rather it is presented as a complement to data presented in accordance with GAAP. Reconciliations of the Company's non-GAAP financial information discussed in

"Results of Operations" to GAAP financial information are set forth in the tables below and are intended to supplement the discussion of results in "Results of Operations."

Years Ended December 31                                        2003            2002            2001
---------------------------------------------------------------------------------------------------
Gross profit, as reported ..........................   $ 57,596,000    $ 60,743,000    $ 62,748,000
Inventory write-offs ...............................              -               -      13,375,000
                                                       ------------    ------------    ------------
Gross profit, as adjusted ..........................   $ 57,596,000    $ 60,743,000    $ 76,123,000
                                                       ============    ============    ============

Selling, general and administrative expenses,
  as reported ......................................   $(53,976,000)   $(56,655,000)   $(74,213,000)
Accounts receivable write-offs .....................              -               -       5,220,000
                                                       ------------    ------------    ------------
Selling, general and administrative expenses,
  as adjusted ......................................   $(53,976,000)   $(56,655,000)   $(68,993,000)
                                                       ============    ============    ============

Income (loss) from continuing operations,
  as reported ......................................   $  3,620,000    $  4,088,000    $(12,360,000)
Inventory write-offs ...............................              -               -      13,375,000
Accounts receivable write-offs .....................              -               -       5,220,000
Impairment of goodwill .............................              -               -         895,000
                                                       ------------    ------------    ------------
Income from continuing operations, as adjusted .....   $  3,620,000    $  4,088,000    $  7,130,000
                                                       ============    ============    ============

Interest expense, as reported ......................   $ (2,648,000)   $ (3,138,000)   $ (8,657,000)
Non-cash write-off of deferred financing fees ......              -               -         448,000
                                                       ------------    ------------    ------------
Interest expense, as adjusted ......................   $ (2,648,000)   $ (3,138,000)   $ (8,209,000)
                                                       ============    ============    ============

Net income (loss), as reported .....................   $    546,000    $  1,883,000    $(22,575,000)
Other income, net ..................................              -      (2,220,000)              -
Income tax provision ...............................              -         901,000               -
                                                       ------------    ------------    ------------
Net income (loss), as adjusted .....................   $    546,000    $    564,000    $(22,575,000)
                                                       ============    ============    ============

Earnings (loss) per share (diluted), as reported ...         $  .14          $  .49         $ (5.85)
Other income, net ..................................              -            (.57)              -
Income tax provision ...............................              -             .23               -
                                                             ------          ------         -------
Earnings (loss) per share (diluted), as adjusted ...         $  .14          $  .15         $ (5.85)
                                                             ======          ======         =======

In addition, the following table sets forth a reconciliation of certain ratios disclosed in "Results of Operations - Comparison of Years Ended December 31, 2002 and 2001."

Years Ended December 31                                                                 2002          2001
----------------------------------------------------------------------------------------------------------
Gross profit margin as a percentage of net sales, as reported.................          18.3%         16.5%
Inventory write-offs as a percentage of net sales.............................             -           3.5
                                                                                     -------       -------
Gross profit margin as a percentage of net sales, as adjusted.................          18.3%         20.0%
                                                                                     =======       =======

Selling, general and administrative expenses as a percentage of net sales,
  as reported.................................................................         (17.1)%       (19.5)%
Accounts receivable write-offs as a percentage of net sales...................             -           1.4
                                                                                     -------       -------
Selling, general and administrative expenses as a percentage of net sales,
  as adjusted.................................................................         (17.1)%       (18.1)%
                                                                                     =======       =======

Results of Operations
---------------------

Overview

The following table sets forth for the years ended December 31, 2003, 2002 and 2001, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of net sales. All percentages are based on net sales.

                                                                                   Items as a Percentage
                                                                                        of Net Sales
                                                                                ------------------------------
                                                                                         Years Ended
                                                                                         December 31
                                                                                ------------------------------
                                                                                  2003        2002        2001
                                                                                ------      ------       -----
Net Sales.................................................................       100.0%      100.0%      100.0%
Gross Profit..............................................................        18.5        18.3        16.5
Selling, General and Administrative Expenses..............................       (17.3)      (17.1)      (19.5)
Impairment of Goodwill....................................................           -           -        (0.2)
Income (Loss) from Continuing Operations..................................         1.2         1.2        (3.2)
Interest Expense..........................................................        (0.9)       (0.9)       (2.3)
Other Income - Net........................................................           -         0.7           -
Income (Loss) from Continuing Operations Before Income Taxes..............         0.3         1.0        (5.5)
Income Tax (Provision) Benefit............................................        (0.1)       (0.4)        1.9
Income (Loss) from Continuing Operations Before Discontinued Operations...         0.2         0.6        (3.6)
Discontinued Operations...................................................           -           -        (2.3)
Net Income (Loss).........................................................         0.2         0.6        (5.9)

-------------------


Comparison of Years Ended December 31, 2003 and 2002
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2003 were $311.5 million, compared to net sales of $332.0 million for 2002. The decrease was primarily attributable to a continuation of the industry downturn and the negative impact from weak demand for electronic components, both of which began during the fourth quarter of 2000. Another factor that contributed to the decrease in sales was the continuing trend for electronics manufacturing to move offshore where the Company has very limited sales presence. The negative industry conditions continued through the beginning of the third quarter of 2003. Conditions began improving during the latter part of the third quarter of 2003. Sales for the second half of 2003 increased by 19.7% over sales for the first six months of 2003. In addition to representing our third sequential quarterly increase in sales, the fourth quarter of 2003 was also the first quarterly period since the fourth quarter of 2002 where sales increased over the corresponding quarter of the prior year. In the fourth quarter of 2003 sales increased by 12.9% compared to the same period of 2002. Management believes that an industry recovery may be underway. In an effort to increase its offshore presence in response to the continuing trend of electronics manufacturing moving offshore, the Company has established operations in the United Kingdom to support the European market and in Southeast Asia and Northeast Asia to support the Asian market and is expanding further into these markets.

Gross Profit

Gross profit was $57.6 million for 2003, compared to gross profit of $60.7 million for 2002. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margins as a percentage of net sales were 18.5% for 2003 compared to 18.3% for 2002. The slight improvement in gross profit margins for 2003 compared to 2002 reflects a fewer number of low margin, large volume transactions, as well as a change in our product mix during 2003 versus 2002. Notwithstanding this slight improvement, there is continued pressure on gross profit margins reflecting the continued development of long-term strategic relationships with accounts that require aggressive pricing programs, as well as the continuing change in our product mix. Additionally, management anticipates a greater number of low margin, large volume transactions in the future. Management therefore expects that for the long term, downward pressure on gross profit margins may continue and may result in a decrease in our gross profit margins as a percentage of net sales. If product availability tightens or becomes allocated later in 2004 (as to which no assurance can be given), then management expects that the downward pressure on gross profit margins may be slightly eased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased to $54.0 million for 2003 from $56.7 million for 2002. The improvement in SG&A reflects the reduction in variable expenses associated with the year over year decline in sales and gross profit dollars. In addition, the improvement reflects reductions in operating lease expenses as well as reductions in payroll costs and discretionary expenditures. Management expects that as industry conditions improve, the Company will strategically increase its personnel in North America. In an effort to support its customers and to increase its market share outside of North America, the Company will further expand its infrastructure in Europe and Asia. Additionally, variable expenses will increase as sales and gross profit increase. Due to these factors, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales was 17.3% for 2003 compared to 17.1% for 2002. The small increase in SG&A as a percentage of net sales for 2003 reflects the decline in sales which more than offset the absolute dollar improvement in SG&A.

Income from Operations

Income from operations was $3.6 million for 2003 compared to $4.1 million for 2002. The decrease in income from operations was due to the decline in sales and gross profit dollars as discussed previously, which decreases were substantially offset by the improvements in SG&A described above.

Interest Expense

Interest expense decreased to $2.6 million for 2003 from $3.1 million for 2002. The decrease in interest expense for 2003 compared to 2002 was due to decreases in our average borrowings and decreases in overall interest rates. Our average borrowings under our credit facility decreased by $5 million when comparing 2003 and 2002. The decrease in average borrowings occurred primarily during the first nine months of 2003 due to decreases in our inventory as well as a refund of income taxes. During the fourth quarter of 2003 our average borrowings increased by $9 million when compared to the third quarter of 2003 and by $12 million when compared to the fourth quarter of 2002. The increase in average borrowings for the fourth quarter of 2003 was due to increases in our inventory to support the increased level of sales towards the end of 2003 and an anticipated increase in sales for 2004. During the third and fourth quarters of 2003, the Company benefited from an improvement in its interest pricing levels associated with a new $65 million credit facility which closed in May of 2003 (the "Credit Facility"). Based upon the debt service coverage ratio as defined in the Credit Facility and as calculated using the June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of the third quarter of 2003. This improvement resulted in a reduction of 100 basis points on the interest rates charged on the Company's borrowings under its Credit Facility. This improved rate continued through the middle of November 2003, at which point the pricing level again changed based on the September 30, 2003 financial statements. As of September 30, 2003 the debt service coverage ratio decreased and the Company reverted to the third pricing level effective from the middle of the fourth quarter of 2003 to the present. Due to the timing of the pricing level changes, interest expense was not significantly impacted for the fourth quarter and twelve months of 2003; however, the rate increase may result in an increase in interest expense in future periods. If business conditions continue to improve and the Company's working capital needs increase to support the Company's growth, outstanding borrowings under the Credit Facility will increase and, as a result, interest expense will grow. Interest expense for 2003 included non-cash amortization of deferred financing fees of $208,000 and will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and Note 4 to Notes to Consolidated Financial Statements.

Net Income

Net income was $546,000 or $.14 per share (diluted) for the year ended December 31, 2003, compared to $564,000 or $.15 per share (diluted) excluding other income for the year ended December 31, 2002. Net income for 2002 was $1.9 million or $.49 per share (diluted) after including other income of $1.3 million on an after-tax basis that primarily relates to a partial payment in settlement of an accounts receivable that had been written-off in 2001. See "Comparison of Years Ended December 31, 2002 and 2001 - Other Income" below and Note 11 to Notes to Consolidated Financial Statements.

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

Gross Profit

Gross profit was $60.7 million for 2002, a 20.2% decrease from gross profit of $76.1 million for 2001, without giving effect to non-cash inventory write-offs during 2001 aggregating $13.4 million resulting from adverse industry conditions (see Note 10 to Notes to Consolidated Financial Statements). The decrease in gross profit was primarily due to decreases in net sales and gross profit margins. Gross profit margins as a percentage of net sales were 18.3% for 2002 compared to 20.0% for 2001, excluding from the 2001 period the inventory write-offs described above. The decline in gross profit margins reflected the continued weakness in demand for electronic components, excess product availability as well as a change in our product mix, including an increase in sales of flat panel displays which generally sell at lower gross margins. In addition, we continued to develop long-term strategic relationships with accounts that have required aggressive pricing programs. After giving effect to the inventory write-offs during 2001 described above, gross profit was $62.7 million and the gross profit margin was 16.5% for 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased to $56.7 million for 2002 from $69.0 million for 2001 without giving effect to $5.2 million of write-offs during 2001 of accounts receivable resulting from the adverse economic and industry conditions. The improvement in SG&A reflected the benefit from the implementation of certain expense reduction programs, including workforce and salary reductions, all of which began during the second quarter of 2001. The decrease in SG&A also reflected a reduction in variable expenses associated with the decline in sales and gross profit dollars. After giving effect to the write-offs during 2001 of certain accounts receivable, SG&A was $74.2 million for 2001.

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

Income (Loss) from Continuing Operations

Income from continuing operations was $4.1 million for 2002 compared to $7.1 million for 2001 excluding the non-cash charges during 2001 for inventory and accounts receivable write-offs discussed above and also excluding an $895,000 non-cash write-off of goodwill in 2001. See Note 8 to Notes to Consolidated Financial Statements. The decrease in income from continuing operations was due to the significant decline in sales and gross profit dollars for the reasons discussed previously, which decreases were partially offset by the improvement in SG&A described above. After giving effect to the non-cash charges in 2001, the Company had a loss from continuing operations of $12.4 million for 2001.

Other Income

In September 2002, the Company entered into an agreement with a customer to whom the Company had previously supplied display integration and turnkey support. The agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company during 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in Deposits and Other Assets on the Consolidated Balance Sheets at December 31, 2003 and 2002. The value of these shares was based on an independent appraisal at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral for the then existing indebtedness of the customer, aggregated approximately $2.2 million, after deducting related legal expenses associated with the transaction. This amount is reflected as Other Income on the Consolidated Statement of Operations for 2002.

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

Discontinued Operations

Due to the overall weakness in the economy which began in early 2001, the negative impact of the severe broad-based industry downturn and other factors, Aved Display Technologies and Integrated Display Technologies did not generate the cash flows anticipated. As a result, management decided to discontinue these divisions in 2001. Accordingly, these divisions are accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The loss on disposal of $14.7 million on a pretax basis ($9.3 million after tax) included the estimated costs and expenses associated with the disposal of $14.6 million primarily made up of the write-off of $4.5 million of inventory and $7.4 million of accounts receivable. In addition, the loss on disposal included a provision of $112,000 on a pretax basis for operating losses during the phase-out period which continued for approximately two months. See Note 9 to Notes to Consolidated Financial Statements.

Net Income (Loss)

Net income excluding other income was $564,000, or $.15 per share (diluted), for the year ended December 31, 2002, compared to a net loss of $(22.6) million, or $(5.85) per share (diluted), for the year ended December 31, 2001 after giving effect to the non-cash charges as discussed above. Including other income, net income was $1.9 million, or $.49 per share (diluted) for the year ended December 31, 2002. In addition, 2001 also included the loss on disposal of $14.7 million on a pre-tax basis, including a write-off of $4.5 million of inventory and $7.4 million of accounts receivable, or $9.3 million after-tax, associated with the discontinuance of our Aved Display Technologies and Integrated Display Technologies divisions in June of 2001.

Quarterly Results of Operations
-------------------------------

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2003. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

(In thousands, except per share data)

                                               2003                                        2002
                           ------------------------------------------  -----------------------------------------
                             First     Second      Third     Fourth      First     Second      Third     Fourth
                            Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
Net Sales................  $  69,869  $  71,932  $  82,805  $  86,923  $  82,142  $  87,397  $  85,523  $ 76,985
Gross Profit.............     13,882     13,965     14,709     15,040     15,641     15,530     15,331    14,241
Income from Operations...        684        778      1,004      1,154      1,151      1,139      1,097       701
Other Income - Net.......          -          -          -          -          -          -      2,220         -
Net Income...............         61         63        177        245        119        198      1,559         7
Diluted Earnings
 Per Share...............       $.02       $.02       $.04       $.06       $.03       $.05       $.40      $.00

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 2003 increased to $63.2 million from working capital of $54.7 million at December 31, 2002. The current ratio was 2.19:1 at December 31, 2003 compared to 2.23:1 at December 31, 2002. The increase in working capital was primarily due to increases in accounts receivable and inventory which were partially offset by increases in the current portion of long-term debt and in accounts payable and accrued expenses. Accounts receivable was $53.8 million at December 31, 2003 compared to $41.2 million at December 31, 2002. The increase in accounts receivable reflects an increase in the level of sales towards the latter part of 2003 as compared to the latter part of 2002. The average number of days that accounts receivables were outstanding increased to 58 days as of December 31, 2003 compared to 47 days as of December 31, 2002 reflecting long-term strategic relationships which have required extended payment terms. Inventory levels were $58.2 million at December 31, 2003 compared to $52.8 million at December 31, 2002. The increase primarily reflects higher inventory levels needed to support the current increased level of sales and anticipated increases in future sales as well as increases in supplier lead times. Management expects that if sales levels continue their sequential quarterly increases our inventory may increase in subsequent periods. Accounts payable and accrued expenses was $47.9 million at December 31, 2003 compared to $44.3 million at December 31, 2002 due primarily to increased purchases of inventory in connection with the increased level of sales.

The current portion of long-term debt was $5.2 million at December 31, 2003 compared to $78,000 at December 31, 2002. The change in the current portion of long-term debt was due to a reclassification from long-term debt of $5,150,000 of subordinated debentures which mature on June 13, 2004. Under the terms of a $65 million Credit Facility which the Company entered into on May 14, 2003 (the Credit Facility is described below), the Company may repay up to $5,150,000 of the subordinated debentures within 15 days prior to or after its maturity on June 13, 2004 so long as the average excess availability (as defined in the Credit Facility) for the three-month period immediately preceding the consummation of such repayment is equal to at least $15.0 million and excess availability (as defined in the Credit Facility) immediately after such repayment is equal to at least $10.0 million. Management believes that the Company will be able to repay the $5,150,000 subordinated debentures upon maturity through the use of available borrowings under the Credit Facility. There is, however, no assurance that the Company will be in a position, at the time of maturity of the subordinated debentures, to utilize the Credit Facility or to secure alternative sources of financing to repay the subordinated debentures upon maturity. See Note 4 to Notes to Consolidated Financial Statements.

The Company has other subordinated debt with various maturities through 2015 aggregating approximately $838,000 and has an unfunded postretirement benefit obligation of approximately $1,171,000. See table below and Note 4 to Notes to Consolidated Financial Statements.

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock, available cash flow and other factors. The Company does not currently anticipate making stock repurchases during at least the first half of 2004. For the year ended December 31, 2003, the Company repurchased 60,953 shares of its common stock at an average price of $3.14 per share, or an aggregate price of approximately $191,000, which, together with previous purchases since 1999, represents 244,089 shares at an aggregate price of approximately $758,000 purchased under the program. Currently, shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose.

On May 14, 2003, the Company entered into the Credit Facility which expires May 14, 2006. The Company utilized the Credit Facility to repay all outstanding borrowings under the Company's previous $60 million facility. Borrowings under the Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the Credit Facility, pricing was at the third level until the Company's June 30, 2003 financial statements were received by the Administrative Agent (the first pricing date). Based upon the debt service coverage ratio as calculated using the June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of the third quarter of 2003. This improvement resulted in a reduction of 100 basis points on the interest rates charged on the Company's borrowings under the Credit Facility. This reduced rate continued through the middle of November 2003, at which point the pricing level again changed based on the September 30, 2003 financial statements. As of September 30, 2003 the debt service coverage ratio decreased and the Company reverted to the third pricing level effective from the middle of the fourth quarter of 2003 to the present. This increase in the interest rates charged on the Company's borrowings under its Credit Facility did not have a significant impact on interest expense for the fourth quarter and twelve months of 2003. In connection with the Credit Facility, interest expense for 2003 included non-cash amortization of deferred financing fees of $208,000 and will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. As with our previous facility, the amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. At December 31, 2003, outstanding borrowings under the Company's Credit Facility aggregated $48.0 million compared to $34.0 million at December 31, 2002. See Note 4 to Notes to Consolidated Financial Statements.

Long-term debt, operating leases and other long-term obligations as of December 31, 2003 mature as follows:

                                                                         Payments Due by Period
                                                     --------------------------------------------------------------
                                                          Less than                                       More than
Obligations                                   Total          1 year       1-3 years       4-5 years         5 years
-------------------------------------------------------------------------------------------------------------------
Long-term debt (1).................. $   54,023,000  $    5,199,000  $   48,255,000  $      162,000  $      407,000
Operating leases....................     12,200,000       3,300,000       4,700,000       1,700,000       2,500,000
Other long-term obligations (2).....      1,177,000               -           6,000               -       1,171,000
                                     --------------  --------------  --------------  --------------  --------------
Total obligations................... $   67,400,000  $    8,499,000  $   52,961,000  $    1,862,000  $    4,078,000
                                     ==============  ==============  ==============  ==============  ==============

---------

(1) Reflected on the Company's Consolidated Balance Sheet as of December 31, 2003 and includes $48,046,000 under the Company's $65 million credit facility which matures on May 14, 2006 and $5,150,000 of subordinated debentures which mature on June 13, 2004.
(2) Reflected on the Consolidated Balance Sheet as of December 31, 2003 and includes a postretirement benefit obligation of $1,171,000.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months.

Off-Balance Sheet Arrangements
------------------------------

In September 2002, the Company entered into an agreement with a customer which provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received approximately $2.0 million in cash in addition to certain stock and other consideration. The net cash proceeds received were used to reduce the outstanding borrowings under the Company's credit facility. The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by this customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $601,000 with a net present value of $510,000 at December 31, 2003.

Inflation and Currency Fluctuations
-----------------------------------

The Company does not believe that inflation significantly impacted its business during 2003; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. Although it did not adversely impact the Company's financial results in 2003, the Company believes that currency fluctuations could adversely impact its financial results in the future if the Company increases transactions in foreign currencies and/or adds offshore infrastructure which is paid for in foreign currencies. The Company believes that currency fluctuations could have adverse effects on its business if the impact from those currency fluctuations makes components manufactured abroad too expensive, causes limitations in customer productions due to unfavorable export conditions or causes the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects. In addition, foreign currency fluctuations could result in increasing the cost of goods of the Company or reducing its net sales as purchase and sale prices for the Company's goods fixed in foreign currency may result in the cost of goods in U.S. dollars being greater when paid or net sales in U.S. dollars on payment for goods being less when received than anticipated when the price payable or to be received in foreign currency is originally fixed.

New Accounting Pronouncements Applicable to the Company
-------------------------------------------------------

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132 (revised 2003)"), effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company adopted SFAS 132 (revised 2003) as of January 1, 2003. The effect of the adoption of this Statement was not material.

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

In the fall of 1999, our industry emerged from a four-year period of excess supply. As a result of limited supply from the fourth quarter of 1999 to the fourth quarter of 2000, prices and profit margins went up and our operating results improved. During the fourth quarter of 2000, a combination of improved product availability, a slowing economy and other factors caused a sudden adverse change in market conditions in our industry, which continued to deteriorate during 2001 resulting in a broad-based industry slowdown, excess customer inventory and a severe decline in demand for electronic components which continued during 2002 and into 2003, although we began to see signs of recovery beginning in the third quarter of 2003 and customer demand has continued to strengthen since then. However, we cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry slowdown or downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors or, alternatively, the likelihood of an industry upturn or the period of time it will last. The electronic components distribution industry has historically been affected by general economic downturns, which have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors, which occurred in 2001 and 2002 and continued in 2003. In addition, our industry directly depends on the continued growth of the electronic components industry and indirectly on the level of end-user demand for our customers' products. Due to changing conditions (such as in late 2000 and all of 2001), our customer base has experienced and may in the future experience periods of inventory corrections which could materially adversely impact our results. Furthermore, the timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can affect demand for electronic components. In that regard, the Company has supported in the past and expects in the future to support new technologies and emerging markets, the failure of which to be accepted or grow (as was the situation during 2001 and 2002 and, to a lesser extent, even in 2003) could have a material adverse effect on our operating results. These market changes and factors have caused in the past, and will likely cause in the future, our operating results to significantly fluctuate.

We are dependent on a limited number of suppliers. If one or more of our largest suppliers chooses not to sell products to us, our operating results could suffer.

We rely on a limited number of suppliers for products which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements which are typically cancelable on short notice (generally 30 to 90 days). Products purchased from our three largest suppliers accounted for approximately 27% of our consolidated purchases during the calendar year ended December 31, 2003, of which 16% were purchased from one supplier. No other supplier accounted for more than five percent of our consolidated purchases during this period. While most of the products that we sell are available from other sources, our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. We believe that the loss of a key supplier (particularly our largest supplier) could have a material adverse impact on our business in the short term as we attempt to replace the products offered by that supplier with the products of other suppliers. However, if we were to lose our right to distribute the products of any particular supplier, there can be no assurance that we would be able to replace the products which were available from that particular supplier. Thus, the loss of, or significant disruptions in relationships with, any of our largest suppliers (particularly our largest supplier) or a significant number of other suppliers in a short period of time, could have a material adverse effect on our operating results.

We do not have long-term contracts with our customers and, as a result, our customers may be able to cancel, reduce or delay their orders without penalty.

We typically do not obtain long-term purchase orders or commitments but instead work with our customers to develop nonbinding forecasts of future orders. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause our customers to cancel, reduce or delay orders that were either previously made or anticipated or attempt to return inventory. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty or other charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers have in 2001 and to a lesser extent in 2002 and 2003 had, and could in the future have, a material adverse effect on our operating results.

We may not be able to sustain or manage growth or achieve satisfactory levels of profitability.

As and to the extent market conditions improve and if and as we commence our growth, we will need to manage our expanding operations (including our developing European and Asian operations) effectively and successfully integrate into our operations that expansion and any new businesses or divisions which we may acquire or open. If we are unable to do so, particularly in instances in which we have made or make significant investments, our failure could have a material adverse effect on our operating results. We may be unsuccessful in growing and achieving satisfactory levels of profitability if we are unable to:

     - secure adequate supplies of competitive products on a timely basis and on commercially reasonable prices and other terms, especially in times of product allocations;
     -   expand sales to existing customers and increase our customer base;
     - turn our inventories and collect our accounts receivable fully and in a timely manner, especially with respect to customers in new technologies or in emerging markets and generally as a result of the weakened or further weakening financial condition of certain customers (including several customer bankruptcies);
     - avoid obsolescence of inventory or devaluation of inventory as a result of adverse market conditions;
     - maintain our existing key supplier relationships as well as develop new relationships with leading suppliers of electronic components;
     - hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective inventory and credit controls;
     - effectively and fully utilize our level of personnel and facility and infrastructure overcapacity; and
     - invest to maintain and enhance our infrastructure, including telecommunications and information systems, logistics services and our service capabilities, including "distribution technology".

A decline in gross profit margins arising from a change in market conditions or aggressive pricing programs could adversely affect our operating results.

During certain prior periods, we have experienced an increase in gross profit margins as a result of favorable market conditions in the electronic components distribution industry, including limited supply of certain products. However, there is no assurance that negative changes in the economic environment generally and/or in the electronic components industry in particular will not occur. In fact, such negative changes in both the economic environment generally and in the electronic components industry began to occur in the fourth quarter of 2000, progressively worsened throughout 2001 and remained weak during 2002 and much of 2003. Furthermore, we continue to develop long-term strategic relationships with accounts which have required aggressive pricing programs, as well as there is continued price competition for products sold by us. These and other factors could result in a decline in our gross profit margins, materially adversely affecting our operating results.

We may not be able to satisfy our funding requirements.

We currently anticipate needing to spend significant amounts of cash to: meet our working capital requirements (including to support increases in levels of inventory, as well as customer backlog, and accounts receivable if the recovery in our industry continues and, as a result, our level of sales increases); repay the $5,150,000 of subordinated debentures which mature on June 13, 2004; invest in capital equipment and infrastructure; upgrade our information and communication systems; acquire businesses or open divisions; or respond to increases in expenses and costs, unanticipated developments, increasing customer demands or competitive pressures. If we do not have enough cash on hand, cash generated from our operations and/or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies and to repay the $5,150,000 of subordinated debentures on maturity, particularly if our credit facility is not available to do so. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications and/or other actions can be made or taken at all.

Our global expansion initiatives may not be successful.

The Company recently commenced global expansion initiatives in an attempt to increase its sales to customers' locations in foreign countries. Given the Company's limited experience in the international market and that the Company only recently, and on a limited basis so far, commenced operations outside of North America, no assurance can be given that the Company's global expansion initiatives will be successful.

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

Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and other international antitrust legislation. In addition, adverse currency fluctuations could have the effect of making components manufactured abroad more expensive, cause limitations in customer productions due to unfavorable export conditions or cause our offshore suppliers to limit exports to the United States. In addition, foreign currency fluctuations could result in increasing the cost of goods to us or reducing our net sales as purchase and sale prices for our goods fixed in foreign currency may result in the cost of goods in U.S. dollars being greater when paid or net sales in U.S. dollars on payment for goods being less when received than anticipated when the price payable or to be received in foreign currency is originally fixed. Because we historically purchase substantially all of our products from United States subsidiaries and affiliates of foreign manufacturers, almost all of our purchases are paid for in U.S. dollars, which usually reduces or eliminates the potential adverse effects of currency fluctuations. However, in late 2002 we began purchasing a limited amount of our product offshore and this offshore purchasing activity may increase in the future. Accordingly, there can be no assurance that such factors could not have a material adverse effect on our operating results in the future.

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

Emergence of new competitive business models or sources of competition could have adverse effects on our business.

In the last couple of years, additional competition has emerged in the electronic components distribution industry. This increased competition resulted in part from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-exchanges and e-brokers and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America, the Company believes that the total available distribution market share is also being reduced as procurement channels increase in Asia and Europe. While we have implemented our e-commerce strategies, including our website and multiple portals, and recently commenced operations in the United Kingdom, Northeast Asia and Southeast Asia to confront certain of these new business models and sources of competition, there can be no assurance that we will be able to defend our market share against the emergence of these or other new business models and sources of competition.

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

If the Company's Chairman and President and Chief Executive Officer exercised all of their outstanding stock options, they and their respective spouses and children and related trusts would own an aggregate of approximately 683,000 shares, representing approximately 17% of the outstanding shares of common stock. As a result of such stock ownership and their positions as executive officers, as the members of the executive committee of our Board of Directors and as two of the eight directors of All American, they are and will continue to be in a position to control the day-to-day affairs of All American.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

The Company's credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its credit facility, interest expense will increase or decrease by $480,000 based on outstanding borrowings at December 31, 2003. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Consolidated Financial Statements of the Company and its subsidiaries and supplementary data required by this item are included in Item 15(a)(1) and (2) of this report.

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations" for presentation of unaudited quarterly results of operations for the eight quarters ended December 31, 2003.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

None.

ITEM 9A.  Controls and Procedures
--------  -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on that evaluation, our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services.
--------------------------------------------------------------------------------

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

       10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
       10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
       10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord in the amounts of $865,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.6 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
       10.7 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
       10.8 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through August 22, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2001).**
       10.9 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001 (incorporated by reference to Exhibit
               10.8 to the Company's Form 10-K for the year ended December 31,
               2001).**
       10.10   Deferred Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
       10.11 Amendment No. 1 to the All American Semiconductor, Inc. Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).**
       10.12 Master Lease Agreement dated March 21, 1994, together with lease schedules for computer and other equipment (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994).
       10.13 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's Form 10-K for the year ended December 31,
               1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31,
               2000).**
       10.14 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**

       10.15 Loan and Security Agreement (without exhibits or schedules) among Harris Trust and Savings Bank, as a lender and administrative agent, American National Bank and Trust Company of Chicago, as a lender and collateral agent, and the Other Lenders Party thereto and the Company, as borrower (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1996).
       10.16 Amendment No. 1 to Loan and Security Agreement dated August 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).
       10.17 Amendment No. 2 to Loan and Security Agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).
       10.18 Amendment No. 3 to Loan and Security Agreement dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).
       10.19 Amendment No. 4 to Loan and Security Agreement dated March 23, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998).
       10.20 Amendment No. 5 to Loan and Security Agreement dated August 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000).
       10.21 Amendment No. 6 to Loan and Security Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).
       10.22 Amendment No. 7 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.23 Amendment No. 8 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.24 Amendment No. 9 to Loan and Security Agreement dated August 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).
       10.25 Amendment No. 10 to Loan and Security Agreement dated November 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001).
       10.26 Amendment No. 11 to Loan and Security Agreement dated March 29, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2001).
       10.27 Amendment No. 12 to Loan and Security Agreement dated October 31, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.28 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
               2003).**
       10.29   Form of Salary Continuation Plan (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.30 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.31 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.32 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.33 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003).
       11.1    Statement Re: Computation of Per Share Earnings.*

       21.1    List of subsidiaries of the Registrant.*
       23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants.*
       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
       32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.*
       32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.*

------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K
     -------------------

     (1) A Current Report on Form 8-K dated November 13, 2003 was filed on November 13, 2003 reporting in Item 9 (Item 12) the issuance of a press release announcing the Company's financial results for the third quarter and nine months ended September 30, 2003.
     (2) A Current Report on Form 8-K dated March 16, 2004 was filed on March 16, 2004 reporting in Item 12 the issuance of a press release announcing the Company's financial results for the fourth quarter and year ended December 31, 2003.

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

Dated:   March 30, 2004

By:      /s/ HOWARD L. FLANDERS
         --------------------------------------------------------
         Howard L. Flanders, Executive Vice President and
         Chief Financial Officer

Dated:   March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.


/s/ PAUL GOLDBERG                Chairman of the Board, Director
--------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG            President and Chief Executive Officer, Director
--------------------------       (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS           Executive Vice President and Chief Financial
--------------------------       Officer, Director
Howard L. Flanders               (Principal Financial and Accounting Officer)

/s/ RICK GORDON                  Senior Vice President of Sales and Marketing,
--------------------------       Director
Rick Gordon

/s/ ROBIN L. CRANDELL            Director
--------------------------
Robin L. Crandell

/s/ MICHAEL W. FORMAN            Director
--------------------------
Michael W. Forman

/s/ HOWARD M. PINSLEY            Director
--------------------------
Howard M. Pinsley

/s/ RICHARD E. SIEGEL            Director
--------------------------
Richard E. Siegel

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

/s/ BRUCE M. GOLDBERG                          /s/ HOWARD L. FLANDERS
-------------------------------                -------------------------------
Bruce M. Goldberg                              Howard L. Flanders
President,                                     Executive Vice President,
Chief Executive Officer                        Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Part IV, Item 15(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ LAZAR LEVINE & FELIX LLP
--------------------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
March 5, 2004

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                      December 31             2003             2002
-----------------------------------------------------------------------------------------
Current assets:
  Cash .................................................   $     620,000    $     644,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,250,000 and $1,718,000 ..............      53,817,000       41,234,000
  Inventories ..........................................      58,173,000       52,762,000
  Other current assets .................................       3,794,000        4,641,000
                                                           -------------    -------------
    Total current assets ...............................     116,404,000       99,281,000
Property, plant and equipment - net ....................       2,585,000        2,796,000
Deposits and other assets ..............................       3,384,000        2,501,000
                                                           -------------    -------------
                                                           $ 122,373,000    $ 104,578,000
                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt ....................   $   5,199,000    $      78,000
  Accounts payable and accrued expenses ................      47,859,000       44,336,000
  Other current liabilities ............................         134,000          197,000
                                                           -------------    -------------
    Total current liabilities ..........................      53,192,000       44,611,000
Long-term debt:
  Notes payable ........................................      48,046,000       34,013,000
  Subordinated debt ....................................         778,000        5,958,000
  Other long-term debt .................................       1,177,000        1,171,000
                                                           -------------    -------------
                                                             103,193,000       85,753,000
                                                           -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ............................               -                -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,760,001 and 3,820,954 shares issued
    and outstanding ....................................          38,000           38,000
  Capital in excess of par value .......................      25,121,000       25,312,000
  Accumulated deficit ..................................      (5,979,000)      (6,525,000)
                                                           -------------    -------------
                                                              19,180,000       18,825,000
                                                           -------------    -------------
                                                           $ 122,373,000    $ 104,578,000
                                                           =============    =============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                           2003             2002             2001
----------------------------------------------------------------------------------------
NET SALES ............................   $ 311,529,000    $ 332,047,000    $ 381,111,000
Cost of sales ........................    (253,933,000)    (271,304,000)    (318,363,000)
                                         -------------    -------------    -------------
Gross profit .........................      57,596,000       60,743,000       62,748,000
Selling, general and
  administrative expenses ............     (53,976,000)     (56,655,000)     (74,213,000)
Impairment of goodwill ...............               -                -         (895,000)
                                         -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS .........................       3,620,000        4,088,000      (12,360,000)
Interest expense .....................      (2,648,000)      (3,138,000)      (8,657,000)
Other income - net ...................               -        2,220,000                -
                                         -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES .....         972,000        3,170,000      (21,017,000)
Income tax (provision) benefit .......        (426,000)      (1,287,000)       7,424,000
                                         -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS ............         546,000        1,883,000      (13,593,000)
Discontinued operations:
Income from operations (net of
  $(208,000) income tax provision) ...               -                -          362,000
Loss on disposal (net of $5,367,000
  income tax benefit) ................               -                -       (9,344,000)
                                         -------------    -------------    -------------
NET INCOME (LOSS) ....................   $     546,000    $   1,883,000    $ (22,575,000)
                                         =============    =============    =============

BASIC AND DILUTED EARNINGS
  PER SHARE:
Income (loss) from
  continuing operations...............         $   .14          $   .49          $ (3.52)
Discontinued operations...............               -                -            (2.33)
                                               -------          -------          -------
Net income (loss).....................         $   .14          $   .49          $ (5.85)
                                               =======          =======          =======

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Capital in        Retained                           Total
                                                         Common       Excess of        Earnings         Treasury   Shareholders'
                                         Shares           Stock       Par Value       (Deficit)            Stock         Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 .....      4,039,620    $     40,000    $ 26,326,000    $ 14,167,000    $   (935,000)   $ 39,598,000

Exercise of stock options ......            530               -           2,000               -               -           2,000

Net loss .......................              -               -               -     (22,575,000)              -     (22,575,000)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001 .....      4,040,150          40,000      26,328,000      (8,408,000)       (935,000)     17,025,000

Purchase of treasury shares ....              -               -               -               -         (83,000)        (83,000)

Retirement of treasury shares ..       (219,196)         (2,000)     (1,016,000)              -       1,018,000               -

Net income .....................              -               -               -       1,883,000               -       1,883,000
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002 .....      3,820,954          38,000      25,312,000      (6,525,000)              -      18,825,000

Purchase of treasury shares ....              -               -               -               -        (191,000)       (191,000)

Retirement of treasury shares ..        (60,953)              -        (191,000)              -         191,000               -

Net income .....................              -               -               -         546,000               -         546,000
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003 .....      3,760,001    $     38,000    $ 25,121,000    $ (5,979,000)   $          -    $ 19,180,000
                                   ============    ============    ============    ============    ============    ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                   2003            2002            2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................   $    546,000    $  1,883,000    $(22,575,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization .............................        796,000         932,000       1,129,000
    Loss on disposal of assets ................................         39,000           5,000          40,000
    Non-cash interest expense .................................        229,000          19,000         657,000
    Inventory write-offs ......................................              -               -      13,375,000
    Accounts receivable write-offs ............................              -               -       5,220,000
    Impairment of goodwill ....................................              -               -         895,000
    Changes in assets and liabilities of
      continuing operations:
    Decrease (increase) in accounts receivable ................    (12,583,000)        (17,000)     40,279,000
    Decrease (increase) in inventories ........................     (5,411,000)     28,270,000      50,116,000
    Decrease (increase) in other current assets ...............        870,000      10,263,000     (11,165,000)
    Increase (decrease) in accounts payable and
      accrued expenses ........................................      3,452,000      (6,512,000)    (30,386,000)
    Increase (decrease) in other current liabilities ..........        (73,000)         23,000      (1,089,000)
    Decrease in net assets of discontinued operations .........              -          36,000       7,032,000
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) operating activities ..    (12,135,000)     34,902,000      53,528,000
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .......................       (647,000)       (256,000)       (367,000)
  Decrease (increase) in other assets .........................     (1,015,000)        320,000        (795,000)
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) investing activities ..     (1,662,000)         64,000      (1,162,000)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of
    credit agreement ..........................................     14,033,000     (34,649,000)    (51,827,000)
  Repayments of notes payable .................................        (69,000)       (226,000)       (240,000)
  Purchase of treasury shares .................................       (191,000)        (83,000)              -
  Net proceeds from issuance of equity securities .............              -               -           2,000
                                                                  ------------    ------------    ------------
        Net cash provided by (used for) financing activities ..     13,773,000     (34,958,000)    (52,065,000)
                                                                  ------------    ------------    ------------
  Increase (decrease) in cash .................................        (24,000)          8,000         301,000
  Cash, beginning of year .....................................        644,000         636,000         335,000
                                                                  ------------    ------------    ------------
  Cash, end of year ...........................................   $    620,000    $    644,000    $    636,000
                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...............................................   $  2,257,000    $  3,274,000    $  8,542,000
                                                                  ============    ============    ============
  Income taxes paid (refunded) - net ..........................   $   (861,000)   $ (9,482,000)   $    456,000
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

Basis of Consolidation and Presentation
---------------------------------------

The Consolidated Financial Statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company has Canadian, Mexican and United Kingdom subsidiaries which conduct substantially all of their business in U.S. dollars. The Company also has a South Korean subsidiary which conducts its business in South Korean won. Presently the business of the Company's South Korean subsidiary is not significant.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

Concentration of Credit Risk/Fair Values
----------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 2003 and 2002 Consolidated Balance Sheets approximate carrying value at these dates.

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

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

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

Income Taxes
------------

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 5 to Notes to Consolidated Financial Statements.

Stock-Based Compensation
------------------------

The Company has two stock option plans, which are described in Note 6 to Notes to Consolidated Financial Statements. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the option plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the adoption of this

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123.

Years Ended December 31                            2003               2002               2001
---------------------------------------------------------------------------------------------
Net earnings (loss):
   As reported                             $    546,000       $  1,883,000       $(22,575,000)
   Total stock-based employee
   compensation expense, net of tax              41,000            (94,000)           (31,000)
                                           ------------       ------------       ------------
   Pro forma                               $    505,000       $  1,789,000       $(22,606,000)
                                           ============       ============       ============

Basic earnings (loss) per share:
   As reported                                     $.14              $.49             $(5.85)
   Pro forma                                        .13               .46              (5.86)

Diluted earnings (loss) per share:
   As reported                                     $.14              $.49             $(5.85)
   Pro forma                                        .13               .46              (5.86)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: expected volatility of 103%, 108% and 105%; risk-free interest rate of 2.5%, 4.0% and 4.4%; and expected lives of 2 to 8 years.

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

The following average shares were used for the computation of basic and diluted earnings per share:

Years Ended December 31                     2003            2002            2001
--------------------------------------------------------------------------------

Basic..........................        3,793,347       3,849,553       3,856,813
Diluted........................        3,882,199       3,850,002       3,856,813

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill)
----------------------------------------------------------------

The Company periodically reviewed the value of its goodwill to determine if an impairment had occurred. As part of this review, the Company measured the estimated future operating cash flows of acquired businesses and compared that with the carrying value of its goodwill. As a result of its review, the Company's goodwill was fully written-off as of December 31, 2001. See Note 8 to Notes to Consolidated Financial Statements.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

New Accounting Pronouncements Applicable to the Company
-------------------------------------------------------

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132 (revised 2003)"), effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company adopted SFAS 132 (revised 2003) as of January 1, 2003. The effect of the adoption of this Statement was not material.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

December 31                                                2003            2002
-------------------------------------------------------------------------------

Office furniture and equipment...................   $ 1,566,000     $ 2,454,000
Computer equipment...............................     1,922,000       3,434,000
Leasehold improvements...........................     1,839,000       1,790,000
                                                    -----------     -----------
                                                      5,327,000       7,678,000
Accumulated depreciation and amortization........    (2,742,000)     (4,882,000)
                                                    -----------     -----------
                                                    $ 2,585,000     $ 2,796,000
                                                    ===========     ===========

NOTE 3 - STOCK REPURCHASE PROGRAM
---------------------------------

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock, available cash flow and other factors. The Company does not currently anticipate making stock repurchases during at least the first half of 2004. For the year ended December 31, 2003, the Company repurchased 60,953 shares of its common stock at an average price of $3.14 per share, or an aggregate price of approximately $191,000, which, together with previous purchases since 1999, represents 244,089 shares at an aggregate price of approximately $758,000 purchased under the program. Currently, shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. See Note 6 to Notes to Consolidated Financial Statements.

NOTE 4 - LONG-TERM DEBT
-----------------------

Line of Credit
--------------

On May 14, 2003, the Company entered into a $65 million credit facility (the "Credit Facility") which expires May 14, 2006. The Company utilized the Credit Facility to repay all outstanding borrowings under the Company's previous $60 million facility. Borrowings under the Credit Facility bear interest at one of three

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. In accordance with the Credit Facility, pricing was at the third level until the Company's June 30, 2003 financial statements were received by the Administrative Agent (the first pricing date). Based upon the debt service coverage ratio as calculated using the June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of the third quarter of 2003. This improvement resulted in a reduction of 100 basis points on the interest rates charged on the Company's borrowings under the Credit Facility. This reduced rate continued through the middle of November 2003, at which point the pricing level again changed based on the September 30, 2003 financial statements. As of September 30, 2003 the debt service coverage ratio decreased and the Company reverted to the third pricing level effective from the middle of the fourth quarter of 2003 to the present. This increase in the interest rates charged on the Company's borrowings under its Credit Facility did not have a significant impact on interest expense for the fourth quarter and twelve months of 2003. In connection with the Credit Facility, interest expense for 2003 included non-cash amortization of deferred financing fees of $208,000 and will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. As with our previous facility, the amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. At December 31, 2003, outstanding borrowings under the Company's Credit Facility aggregated $48,046,000 compared to $34,013,000 at December 31, 2002.

Under the terms of the Credit Facility, the Company may repay up to $5,150,000 of the subordinated debentures within 15 days prior to or after its maturity on June 13, 2004 so long as the average excess availability (as defined in the Credit Facility) for the three-month period immediately preceding the consummation of such repayment is equal to at least $15.0 million and excess availability (as defined in the Credit Facility) immediately after such repayment is equal to at least $10.0 million. Management believes that the Company will be able to repay the $5,150,000 subordinated debentures upon maturity through the use of available borrowings under the Credit Facility. There is, however, no assurance that the Company will be in a position, at the time of maturity of the subordinated debentures, to utilize the Credit Facility or to secure alternative sources of financing to repay the subordinated debentures upon maturity.

Subordinated Debt
-----------------

In June 1994, the Company completed a private placement (the "1994 Private Placement") of 51.5 units, with each unit consisting of a 9% non-convertible subordinated debenture due 2004 in the principal amount of $100,000 issuable at par, together with 1,500 common stock purchase warrants exercisable at $15.75 per share. The 51.5 units issued represent debentures aggregating $5,150,000 together with an aggregate of 77,250 warrants. The debentures are payable in semi-annual installments of interest only commencing December 1, 1994, with the principal amount maturing in full on June 13, 2004. The Company is not required to make any mandatory redemptions or sinking fund payments. The debentures are subordinated to the Company's senior indebtedness including the Company's credit facility and notes issued to the Company's landlord. The 77,250 warrants were valued at $2.50 per warrant as of the date of the 1994 Private Placement and, accordingly, the Company recorded the discount in the aggregate amount of $193,125 as additional paid-in capital. This discount is being amortized over the ten-year term of the debentures and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

approximately $19,000 was expensed in each of 2003, 2002 and 2001. All of these warrants expired during 1999.

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

Other Long-Term Debt
--------------------

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $1,171,000 is included in the Consolidated Balance Sheets at December 31, 2003 and 2002.

Long-term debt of the Company as of December 31, 2003, other than the Company's credit facility, matures as follows:

2004..........................................................     $ 5,199,000
2005..........................................................          64,000
2006..........................................................          76,000
2007..........................................................          76,000
2008..........................................................          79,000
Thereafter....................................................       1,660,000
                                                                   -----------
                                                                   $ 7,154,000
                                                                   ===========

NOTE 5- INCOME TAXES
--------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

Deferred tax assets:                                        2003            2002
                                                     -----------     -----------
  Accounts receivable.........................       $   835,000     $   654,000
  Inventory...................................           642,000         477,000
  Accrued expenses............................         1,004,000         776,000
  Postretirement benefits.....................           575,000         580,000
  Net operating loss..........................           212,000         232,000
  Other.......................................                 -         327,000
                                                     -----------     -----------
                                                       3,268,000       3,046,000
Deferred tax liabilities:
  Fixed assets................................           176,000         219,000
  Deferred financing..........................           121,000               -
                                                     -----------     -----------
Net deferred tax asset........................       $ 2,971,000     $ 2,827,000
                                                     ===========     ===========

At December 31, 2003, $2,347,000 of the net deferred tax asset was included in Other current assets and $624,000 was included in Deposits and other assets in the accompanying Consolidated Balance Sheet.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The components of income tax expense (benefit) are as follows:

Years Ended December 31                     2003            2002           2001
-------------------------------------------------------------------------------
Current
-------
Federal.......................      $    524,000    $ (1,463,000)  $ (9,238,000)
State.........................            46,000        (414,000)      (909,000)
                                    ------------    ------------   ------------
                                         570,000      (1,877,000)   (10,147,000)
                                    ------------    ------------   ------------
Deferred
--------
Federal.......................          (116,000)      2,769,000     (1,913,000)
State.........................           (28,000)        395,000       (523,000)
                                    ------------    ------------   ------------
                                        (144,000)      3,164,000     (2,436,000)
                                    ------------    ------------   ------------
                                    $    426,000    $  1,287,000   $(12,583,000)
                                    ============    ============   ============

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                            2003         2002         2001
-------------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate....................         34.0%        34.0%        35.0%
State income tax, net of federal income tax benefit.......          3.3          3.3          3.3
Goodwill amortization and other - including
  non-deductible items....................................         11.8          3.3         (2.5)
Foreign tax and net operating loss benefit................         (5.3)           -            -
                                                                  -----       ------       ------
Effective tax rate........................................         43.8%        40.6%        35.8%
                                                                  =====       ======       ======

NOTE 6 - CAPITAL STOCK, OPTIONS AND WARRANTS
--------------------------------------------

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan, (the "Director Option Plan"). The Director Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the Director Option Plan. Under the Director Option Plan, on or about the day of each nonemployee director's initial election to the Company's Board of Directors, he or she is awarded nonqualified stock options to purchase at least 1,500 shares of the Company's common stock but not more than 15,000 shares, and on the date of each annual meeting of the shareholders of the Company each nonemployee director is automatically awarded additional nonqualified stock options to purchase 1,000 shares. Pursuant to the Director Option Plan, the Company granted an aggregate of 4,500 stock options to four individuals during 2003, 4,500 stock options to four individuals during 2002 and an aggregate of 4,500 stock options to four individuals during 2001. The outstanding stock options that were granted in 2003 have exercise prices ranging from $2.19 to $3.41. The outstanding stock options that were granted in 2002 have exercise prices ranging from $1.96 to $1.98. The outstanding stock options that were granted in 2001 have an exercise price of $5.35. All exercise prices are based on fair market value at date of grant and the options all vest over a two-year period and are exercisable over a ten-year period. At December 31, 2003, 16,500 stock options were outstanding.

In 1987, the Company established the Option Plan. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through April 18, 2009. The expiration of the Option Plan, or its termination by the Board of Directors, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 1,100,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan, of

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

which 105,646 shares of common stock have been previously issued pursuant to the exercise of options granted under the Option Plan and 994,354 shares of common stock are available for issuance as of December 31, 2003 in connection with the exercise of options outstanding and options to be granted.

In January 2004, subsequent to the balance sheet date the Company granted an aggregate of 127,360 stock options to 126 individuals pursuant to the Option Plan. These options have exercise prices ranging from $4.29 to $6.93 per share (fair market value at date of grant), vest over a three-year period and are exercisable over a four year period.

In connection with the cancellation in June 2001 of 88,900 stock options previously granted pursuant to the Option Plan, the Company agreed with each of the Company's employees electing such cancellation ("electing employees") to issue no earlier than six months but no later than nine months from the date of cancellation an equal number of options at the then fair market value of the Company's common stock. The canceled options had exercise prices ranging from $13.02 to $16.71 per share. Accordingly, in March 2002, the Company granted 81,000 options at an exercise price of $3.45 per share to the electing employees who were still employed by the Company. These 81,000 options vest over two years and are exercisable through March 3, 2005. At December 31, 2003, 70,650 of these stock options were outstanding.

In connection with employment agreements between the Company and each of its four executive officers entered into in May 1995, an aggregate of 200,000 stock options were granted on June 8, 1995 to such four executive officers pursuant to the Option Plan. These options, which became fully vested during 2000, have an exercise price of $9.375 per share and are exercisable through June 7, 2005. The number of stock options and exercise price per share reflect a one-for-five reverse stock split which became effective on June 2, 1999. At December 31, 2003 these options remained unexercised.

A summary of options granted under the option plans and related information for the years ended December 31, 2001, 2002 and 2003 follows:

                                                                                    Weighted Average
                                                                       Options        Exercise Price
                                                                    ----------      ----------------
Outstanding, December 31, 2000                                         750,034            $ 7.57
Weighted average fair value of options granted during 2000                                  4.36
   Granted                                                              12,250              5.75
   Exercised                                                              (530)             4.19
   Canceled                                                           (126,120)            11.47
                                                                    ----------
Outstanding, December 31, 2001                                         635,634              6.75
Weighted average fair value of options granted during 2001                                  3.88
   Granted                                                              85,500              3.37
   Canceled                                                            (96,250)             5.68
                                                                    ----------
Outstanding, December 31, 2002                                         624,884              6.46
Weighted average fair value of options granted during 2002                                  1.93
   Granted                                                             329,510              1.92
   Canceled                                                           (143,234)             5.69
                                                                    ----------
Outstanding, December 31, 2003                                         811,160              4.75
                                                                    ==========
Weighted average fair value of options granted during 2003                                  1.05
Options exercisable:
   December 31, 2001                                                   454,958              7.22
   December 31, 2002                                                   453,464              7.22
   December 31, 2003                                                   404,855              7.04

Exercise prices for options outstanding as of December 31, 2003 ranged from $1.92 to $14.32. The weighted-average remaining contractual life of these options is approximately 3 years. Outstanding options at December 31, 2003 were held by 132 individuals.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

As of December 31, 2002, the Company retired 219,196 shares of its common stock which had previously been reflected as Treasury stock on the Consolidated Balance Sheets. Included in the retirement were the 32,141 shares held by a wholly-owned subsidiary of the Company in connection with certain acquisitions by the Company in 1995.

NOTE 7 - STOCK PURCHASE RIGHTS
------------------------------

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

NOTE 8 - IMPAIRMENT OF GOODWILL
-------------------------------

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9 - DISCONTINUED OPERATIONS
--------------------------------

As a result of an acquisition in 1995, the Company created Aved Display Technologies ("ADT"), a separate division engaged in the design, development and manufacture of several proprietary driver board products for flat panel display applications. In the fourth quarter of 2000, the Company created a division which operated under the name Integrated Display Technologies ("IDT"). This division was intended to address customer needs for design, integration and turnkey support for display solutions and specialized display applications. Due to the overall weakness in the economy, the negative impact of the severe broad-based industry downturn and other factors, ADT and IDT did not generate cash flows as anticipated. As a result, management decided to discontinue these divisions. The Company finalized its plan of disposal during the second quarter of 2001. Accordingly, these divisions were accounted for as discontinued operations and the results of operations for 2001 are segregated in the accompanying Consolidated Statement of Operations. The loss on disposal of $14,711,000 on a pretax basis included the estimated costs and expenses associated with the disposal of $14,599,000 primarily made up of the write-off of $4,488,000 of inventory and $7,442,000 of accounts receivable. The inventory that was written off was subsequently scrapped and removed from stock. In addition, the loss on disposal included a provision of $112,000 on a pretax basis for operating losses during the phase-out period, which continued for approximately two months. Sales from these divisions, including the related turnkey support business, were $6,998,000 for 2001.

NOTE 10 - SPECIAL CHARGES
-------------------------

As a result of a slowing economy and a severe widespread industry downturn, the Company was forced to write off certain accounts receivable during 2001 aggregating $5,220,000 which is reflected in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

During 2000, the Company's inventory levels increased substantially to support higher levels of sales based on customer orders and forecasts. Inventory also increased during 2000 as a result of the addition of major new suppliers and the anticipated sales growth related thereto. During the fourth quarter of 2000, a combination of excess product availability, a slowing economy and other factors caused the industry to begin slowing down. As a result of this change, the customer base had a significant amount of excess inventory. In an effort to correct their inventory positions, customers began rescheduling and canceling their orders and returned significant amounts of inventory. This accelerated during the first half of 2001. Accordingly, the Company attempted to delay or cancel purchase orders with its supplier base and to utilize its inventory return privileges wherever possible. These efforts were made in an attempt to achieve inventory levels which more closely supported the Company's reduced backlog from its customers as well as to improve the Company's product mix. Even after taking these measures, as adverse industry conditions accelerated and got progressively worse, the prospect of customers taking inventory that was returned to the Company or subject to rescheduled orders became more and more remote. As a result of this and the severe industry downturn, the Company wrote off unusable inventory during 2001 aggregating $13,375,000. The inventory that was written off was subsequently scrapped and removed from stock. There can be no assurance that adverse market conditions will not return and that further corrections may not be necessary in the future.

NOTE 11 - OTHER INCOME
----------------------

In September 2002, the Company entered into an agreement with a customer to whom the Company had previously supplied display integration and turnkey support. The agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received $2,031,000 in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in Deposits and Other Assets in the accompanying Consolidated Balance Sheets at December 31, 2003 and December 31, 2002, based on an independent appraisal of these shares at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral for the then existing indebtedness, aggregated $2,220,000, after deducting related legal expenses associated with the transaction. This amount is reflected as Other Income in the accompanying Consolidated Statements of Operations.

NOTE 12 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its tenth year and provides for annual fixed rental payments totaling approximately $346,200 in year ten; and in each year thereafter during the term, the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose) and leases a 5,200 square foot facility near Denver, Colorado which is dedicated to certain value-added services and a regional distribution center. This Colorado lease replaced the Company's previous lease for 7,100 square feet in Denver, Colorado. In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division.

During 1998, the Company entered into a lease for approximately 20,000 square feet of space in San Jose, California to house its expanded west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 12,000 square feet of the space is being used for corporate offices including the office of the President and Chief Executive Officer of the Company and 8,000 square feet of the space is being utilized for the sales operation.

The Company leases space for its other sales offices, which range in size from approximately 1,000 square feet to 10,000 square feet. The leases for these offices expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future lease payments required under operating leases for office and distribution facility leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2004..........................................................        $3,300,000
2005..........................................................         2,700,000
2006..........................................................         2,000,000
2007..........................................................         1,100,000
2008..........................................................           600,000
Thereafter....................................................         2,500,000

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Total rent expense for office and distribution facility leases, including real estate taxes and net of sublease income, amounted to approximately $3,782,000, $3,955,000 and $3,600,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $53,600, $15,600 and $15,600, respectively, during each of 2003, 2002 and 2001, $38,000 of which was paid to an executive officer. At December 31, 2003, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $169,000. The retirement benefit accrual under this plan was $426,000 at December 31, 2003.

During 1996, the Company established a second deferred compensation plan (the "Salary Continuation Plan") for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For the year 2003, no contributions were made to the plan. For 2002 and 2001 the Company committed to contribute $115,000 and $110,000 respectively, under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity. The retirement benefit accrual under this plan was $708,000 at December 31, 2003.

During 2000, employment agreements with two of the Company's executive officers were amended whereby the term, among other things, was extended through December 31, 2005. In addition, during 2000 the Company entered into new agreements with two other executive officers on similar terms as were contained in their previous employment agreements with the Company. These new agreements have an initial term that expired on December 31, 2003 and provide for automatic one-year renewals unless either party notifies their intention not to renew the agreements.

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $1,171,000 is included in Other long-term debt in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002.

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2003, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $12,000 in 2003. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. During 2001 and in prior years, the Company's 401(k) Plan provided for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. The Company expensed $0, $0 and $443,000 for matching contributions for the years ended December 31, 2003, 2002 and 2001, respectively.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The Company entered into a lease for residential space in San Jose, California with a partnership which includes two of the Company's executive officers. The lease provides for rental payments of $4,800 per month through January 1, 2006. In consideration of the impact of the severe industry downturn on the Company, the partnership reduced the monthly rent to $3,400 in 2001. Towards the end of 2002 rental payments were increased to approximately $4,300 per month, still below the rental amount provided for under the lease. The Company paid a total of approximately $51,200 to this partnership during 2003.

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

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by this customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $601,000 with a net present value of $510,000 at December 31, 2003.

NOTE 14 - ECONOMIC DEPENDENCY
-----------------------------

For each of the years ended December 31, 2003, 2002 and 2001, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $40,842,000, $52,830,000 and $57,980,000, respectively. The net outstanding accounts payable to this supplier at December 31, 2003, 2002 and 2001 amounted to approximately $5,296,000, $632,000 and $1,413,000, respectively. For each of the years ended December 31, 2003, 2002 and 2001, no customer accounted for more than 6% of the Company's sales. Sales to customers' locations in foreign countries totaled $42,011,000, $38,085,000 and $15,233,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                Additions      Additions
                               Balance at      Charged to     Charged to
                             Beginning of       Costs and          Other                    Balance at End
Description                        Period        Expenses       Accounts      Deductions         of Period
-------------------------    ------------    ------------    -----------    ------------     -------------
Allowance for Doubtful
Accounts
2003                         $  1,718,000    $  1,121,000    $         -    $   (589,000)    $   2,250,000
2002                         $  1,845,000    $    756,000    $         -    $   (883,000)    $   1,718,000
2001                         $  3,283,000    $  1,335,000    $         -    $ (2,773,000)    $   1,845,000

                                      S-1