Form 10-K/A
period 2003-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2004-04-28
CIK 818074

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

                    Documents incorporated by reference: None

================================================================================

Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Executive Officers and Directors

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 21, 2004 are as follows:

Name                          Class       Age      Position
----                          -----       ---      --------

Paul Goldberg (1)..........     III        75      Chairman of the Board

Bruce M. Goldberg (1)......      II        48      Director and President and
                                                   Chief Executive Officer

Howard L. Flanders.........      II        46      Director and Executive Vice
                                                   President, Chief Financial
                                                   Officer and Corporate
                                                   Secretary

Rick Gordon................     III        50      Director and Senior Vice
                                                   President of Sales and
                                                   Marketing

Robin L. Crandell (2)(3)...     III        54      Director

Howard M. Pinsley (2)(3)...       I        64      Director

Michael W. Forman (2)......       I        64      Director


Richard E. Siegel..........      II        58      Director

John Jablansky.............                46      Senior Vice President of
                                                   Product Management and
                                                   Operations

---------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 2004, 2005 and 2006, respectively. The Company's executive officers serve at the discretion of the Board; however, certain executive officers have employment agreements with the Company. See "Item 11. Executive Compensation -- Employment Agreements." The following is a brief resume of the Company's executive officers and directors.

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

Rick Gordon has been employed by the Company since 1986. He was originally the General Manager of the Company's Northern California office and Northwest Regional Manager. In 1990, Mr. Gordon became the Western Regional Vice President and in 1992 Vice President of North American Sales and a director of the Company. In 1994, Mr. Gordon was appointed Senior Vice President of Sales and Marketing for the Company and currently holds that title. Before working for the Company, Mr. Gordon was Western Regional Vice President for Diplomat Electronics, another electronic components distributor, from 1975 until 1986.

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

Howard M. Pinsley is the President, Chief Executive Officer and a director of Espey Mfg. & Electronics Corp., a company which has designed, developed and manufactured high voltage applications for industry and defense since 1928. Mr. Pinsley has been with Espey for over 20 years and has in the past served as Espey's principal accounting officer. Prior to joining Espey, Mr. Pinsley was a junior accountant at an accounting firm located in New York City. Mr. Pinsley became a director of the Company in 2002.

Michael W. Forman is President, Chief Executive Officer and a director of NELCO Financial Services, Inc., a company that provides working capital assistance to small to medium size companies. Prior to joining NELCO Financial Services in March 2003, Mr. Forman was a Senior Vice President at Metro Bank. From July 1997 until July 1999, Mr. Forman was President and Chief Executive Officer and a director of Oceanmark Bank, FSB and from August 1995 to July 1997 Mr. Forman was President and Chief Credit Officer of Peninsula State Bank. Prior to 1995, Mr. Forman held various positions within the banking industry for over 28 years. Mr. Forman became a director of the Company in June 2003.

Richard E. Siegel is the Executive Vice President and a director of Supertex, Inc., a manufacturer of high voltage complex proprietary and industry-standard integrated circuits. Mr. Siegel has been with Supertex since 1981. Prior thereto, Mr. Siegel worked at Signetics Corporation, Fairchild Semiconductor, Ford Instrument, and Grumman Aircraft Corporation. Mr. Siegel has a B.S. degree in Mechanical Engineering from the City College of New York. Mr. Siegel became a director of the Company in 1999.

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

Board Committees

Executive Committee

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 2003, the Executive Committee did not meet formally, however, its members spoke on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

Audit Committee

The Audit Committee is currently comprised of Howard M. Pinsley, Robin L. Crandell and Michael W. Forman, all independent nonemployee directors of the Company. Mr. Pinsley and Mr. Crandell have served on the Audit Committee since 2002 and Mr. Forman became a member in June 2003. The Board and the Audit Committee believe the Audit Committee's member composition satisfies the rules of the National Association of Securities Dealers, Inc. ("NASD") that govern audit committee composition, including the requirement that audit committee members all be "independent directors" as that term is defined by NASD Rule 4200(a)(15). The Audit Committee operates under a written charter and consistent with such charter monitors and oversees the Company's financial reporting process on behalf of the Board. It reviews the independence of the Company's auditors and is responsible for, among other matters, authorizing or approving the engagement of the independent auditors for both audit services and permitted non-auditing services, the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial accounting procedures, the adequacy of the internal control procedures, critical accounting policies, and the overall quality of the Company's financial reporting. The Board has determined that Mr. Pinsley, who as noted above is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

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

Nominating Committee

The Board does not currently have a Nominating Committee, such function having historically been performed by the Board as a whole. The Company is in the process of establishing prior to its 2004 annual meeting of stockholders a Nominating Committee consistent with the new corporate governance rules of the NASD.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are also required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, during the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

Recommendation of Nominees

Since the date of our proxy statement for our 2003 annual meeting of stockholders, there has not been any material change to the procedures by which security holders may recommend nominees to our Board.

Code of Ethics

We have a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including our principal executive officers, our principal financial and accounting officer, and our controller. You can find our Code of Ethics and Business Conduct on our web site, www.allamerican.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of the SEC or any other regulatory agency, on our web site. This document is also available in print upon written request. Such written request should be sent to the Company,
Attention: Chief Financial Officer, at the Company's principal executive office stated in this report.

Item 11.  Executive Compensation
          ----------------------

The following table sets forth information regarding the compensation earned during each of the fiscal years ended December 31, 2003, 2002 and 2001 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table
                           --------------------------
                                                                                        Long-term
                                                                                      Compensation
                                                      Annual Compensation                Awards
                                             --------------------------------------  ---------------
                                                                    Other Annual       Securities       All Other
                                                                    Compensation       Underlying     Compensation
Name and Principal Position           Year    Salary($)  Bonus($)      ($) (1)         Options(#)        ($)(2)
---------------------------           -----  ---------- ---------  ----------------  ---------------   ----------
Paul Goldberg.....................     2003   243,000         -              -             41,260         48,000(3)
  Chairman of the Board                2002   243,000         -              -                  -         10,000
                                       2001   278,000         -              -                  -         17,000

Bruce M. Goldberg.................     2003   339,000         -              -             58,270         26,000
  President and Chief                  2002   339,000         -              -                  -         26,000
  Executive Officer                    2001   388,000         -              -                  -         32,000

Howard L. Flanders................     2003   181,000         -              -             30,890         12,000
  Executive Vice President and         2002   181,000         -              -                  -         18,000
  Chief Financial Officer              2001   207,000         -              -                  -         22,000

Rick Gordon.......................     2003   183,000         -              -             22,390          4,000
  Senior Vice President of             2002   183,000         -              -                  -         15,000
  Sales and Marketing                  2001   210,000         -              -                  -         19,000

John Jablansky....................     2003   174,000(4)      -              -              6,040          1,000
  Senior Vice President of Product     2002   174,000(4)      -              -                  -          1,000
  Management and Operations            2001   191,000(4)      -              -                  -          4,000

---------------

(1) Other annual compensation for each of the named executive officers in 2003, 2002 and 2001 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such named executive officer.
(2) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."

(3) Includes a distribution of $38,000 under the terms of the 1998 Deferred Compensation Plan of the Company. See "Deferred Compensation Plans for Executive Officers and Key Employees."
(4) Includes commissions paid in the aggregate amounts of $68,000, $68,000 and $71,000 in 2003, 2002 and 2001, respectively.

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 2003 of $7,668. Pursuant to the terms of an employment agreement with Bruce M. Goldberg, the Company makes annual payments, currently in the amount of $21,995, to Bruce M. Goldberg to cover the annual premium on a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg. The Company is obligated to continue, for the duration of Bruce M. Goldberg's employment with the Company, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. In addition, pursuant to the terms of an insurance agreement effective as of January 1, 1993 with each of Howard L. Flanders and Rick Gordon, beginning in 1993 the Company had advanced substantially all of the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. Under the respective insurance agreement the Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies lasted for a maximum of ten years from the time the insurance policies were acquired in 1993. This obligation terminated in January 2003. The Company's premium advances were secured by a collateral assignment of the cash surrender value and death benefit of each of the policies subject to a five year vesting period which commenced on January 1, 1998. On January 1, 2003 (the tenth anniversary of the insurance agreements), all advances were deemed cancelled, the security interests fully released and the cash surrender value and other benefits of their respective insurance policies were fully vested in the employees.

Option Grants in Last Fiscal Year

The following table shows all grants of options to the named executive officers of the Company during the fiscal year ended December 31, 2003. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (as indicated below) if the price of the Company's stock was to appreciate annually by 0%, 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. All of the options set forth in the table are stock options issued pursuant to the Option Plan. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

                                                                                              Potential Realizable
                                                                   Closing                      Value at Assumed
                       Number of           % of                    Market                     Annual Rates of Stock
                       Securities     Total Options               Price on                     Price Appreciation
                       Underlying       Granted to     Exercise    Date of                       for Option Term
                        Options        Employees in      Price      Grant       Expiration  --------------------------
      Name              Granted (#)     Fiscal Year    ($/Share)  ($/Share)(1)     Date      0% ($)   5% ($)   10% ($)
------------------    --------------   ------------    ---------  ------------  ----------  -------- --------  -------
Paul Goldberg           41,260(2)          12.7%          2.11       2.00        04/07/07          -   13,245   33,759
Bruce M. Goldberg       58,270(2)          17.9%          1.92       2.00        04/07/07      4,662   29,777   58,748
Howard L. Flanders      30,890(2)           9.5%          1.92       2.00        04/07/07      2,471   15,785   31,143
Rick Gordon             22,390(2)           6.9%          1.92       2.00        04/07/07      1,791   11,442   22,574
John Jablansky           6,040(2)           1.9%          1.92       2.00        04/07/07        483    3,087    6,090

(1) For purposes of and as provided under the Option Plan, "fair market value" on the date of grant of any option is the average of the market price of a share of Common Stock for each of the seven (7) consecutive business days preceding such date; the market price on each such day is the closing sales price of a share of Common Stock on The Nasdaq Stock Market on such day. The Compensation Committee of the Company believes this calculation more accurately reflects "fair market value" of the Company's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.
(2) These options vest 30% on October 8, 2004, 30% on April 8, 2005 and 40% on April 8, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 2003 and the value of unexercised stock options as of December 31, 2003 for the individual executive officers named in the Summary Compensation Table:

                                                               Number of
                                                              Securities           Value of
                                                              Underlying          Unexercised
                                                              Unexercised        In-the-Money
                                                              Options At          Options At
                                 Shares                        FY-End(#)          FY-End ($)
                               Acquired on       Value       Exercisable/        Exercisable/
                               Exercise(#)    Realized($)    Unexercisable     Unexercisable(1)
                               ----------------------------------------------------------------
Paul Goldberg............          -              -            68,000 (E)      $  12,825 (E)
                                   -              -            43,260 (U)         96,548 (U)
Bruce M. Goldberg........          -              -           105,000 (E)         14,184 (E)
                                   -              -            63,270 (U)        150,969 (U)
Howard L. Flanders.......          -              -            57,000 (E)         28,368 (E)
                                   -              -            38,890 (U)         85,244 (U)
Rick Gordon..............          -              -            41,000 (E)          9,456 (E)
                                   -              -            26,390 (U)         59,011 (U)
John Jablansky...........          -              -             5,000 (E)          3,782 (E)
                                   -              -             8,040 (U)            946 (U)

--------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2003 (the Company's fiscal year end).

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

The Option Plan is administered by the Compensation Committee comprised of two or more independent directors appointed by the Board from among its members. Any member of the Compensation Committee may be removed at any time either with or without cause by action of the Board and a vacancy on the Compensation Committee due to any reason can be filled by the Board. The current members of the Compensation Committee are two of the independent directors of the Company, Howard M. Pinsley and Robin L. Crandell. Subject to the express limitations of the Option Plan, the Compensation Committee has authority, in its discretion, to interpret the Option Plan, to adopt, prescribe, amend and rescind rules and regulations as it deems appropriate concerning the holding of its meetings and administration of the Option Plan, to determine and recommend persons to whom options should be granted, the date of each option grant, the number of shares of Common Stock to be included in each option, any vesting schedule, the option price and term (which in no event will be for a period more than ten years from the date of grant) and the form and content of agreements evidencing options to be issued under the Option Plan.

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

As of December 31, 2003, a total of 900,306 options were granted and had not expired or been forfeited, of which 105,646 were exercised and 794,660 options were outstanding (of which 455,850 options were held by executive officers and directors of the Company as a group and 276,000 options were exercisable). These options, which were held by 127 persons, were exercisable at prices ranging from $1.92 per share to $14.32 per share and were exercisable through various expiration dates from 2004 to 2007.

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

As of December 31, 2003, a total of 16,500 options were granted and had not expired or been forfeited, all of which were outstanding. These options, which were held by 5 persons, had exercise prices ranging from $1.96 per share to $10.53 per share (based on fair market value at date of grant) and vest in 50% annual increments over a two-year period and were exercisable over a ten-year period. Under certain circumstances, including death, permanent disability, retirement or a change in control, vesting is accelerated and the options become fully exercisable.

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

Deferred Compensation Plans for Executive Officers and Key Employees

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. In 2003 the 1988 Deferred Compensation Plan was amended to allow a Participant to elect to receive a lump sum benefit, providing such Participant has attained at least the age of 65 and has at such time 25 or more years of service with the Company. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years, unless he or she has elected to receive a lump sum benefit as described above. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company paid benefits under this plan of approximately $53,600 during 2003, $38,000 of which was paid to an executive officer as a lump sum election. The maximum annuity benefit payable to a Participant (including each of the named executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum.

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

401(k) Plan

The Company maintains a 401(k) plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2003, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $12,000 in 2003. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. During 2001 and in prior years, the Company's 401(k) Plan provided for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. No matching contributions were made by the Company for 2003.

Employment Agreements

The Goldberg Agreements

The Company has employment agreements with each of Paul Goldberg, its Chairman of the Board, and Bruce M. Goldberg, its Chief Executive Officer and President (collectively and as amended the "Goldberg Agreements"). Effective January 1, 2000, the term of each of the Goldberg Agreements was extended until December 31, 2005, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to the expiration of the then current term and subject, in the case of Paul Goldberg, to earlier termination in the event that Paul Goldberg elects to exercise his right to retire as hereinafter described. Each of the Goldberg Agreements provides for a base salary, in the case of Paul Goldberg, of $291,167 per annum effective January 1, 2000, and, in the case of Bruce M. Goldberg, of $391,723 per annum effective January 1, 1999, subject to an annual increase equal to the greater of 4% per annum or the increase in the cost of living. During 2001, 2002 and 2003, Bruce M. Goldberg and Paul Goldberg voluntarily agreed to reductions in their base salary. Under the Goldberg Agreements, Paul Goldberg and Bruce M. Goldberg are entitled to receive, in the case of Paul Goldberg, an annual cash bonus equal to 3% and, in the case of Bruce M. Goldberg, an annual cash bonus in 1999 equal to 4% and in 2000 and thereafter 5% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. In addition, upon a change in control, all options granted by the Company to Paul Goldberg and Bruce M. Goldberg automatically vest.

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

The Goldberg Agreements also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans, use of a Company automobile and, in the case of Bruce M. Goldberg, continuance in the event of disability of all his respective compensation and other benefits for two years and the payment of the annual premium on the Whole Life Policy as described under "Summary Compensation Table" above.

The Goldberg Agreements, also provide that, in the event of change in control (as defined) of the Company, each of Paul Goldberg and Bruce M. Goldberg shall have the option in his sole discretion to terminate his Goldberg Agreement. In such event, Paul Goldberg would be entitled to elect (in lieu of electing to continue to receive some or all of the compensation, payments and benefits as and when due under his Goldberg Agreement) to receive a lump sum payment equal to the sum of (i) Paul Goldberg's compensation due through the greater of the end of the term of his Goldberg Agreement or three years after the change in control, (ii) the present value (assuming a certain discount rate and life expectancy) of the retirement payments payable to Paul Goldberg commencing from the later of the end of the term or three years after the change in control until his death, (iii) an amount sufficient to pay, until the later of his or his spouse's death, the premium for at least the same level of health insurance benefits as was provided before the change in control and (iv) an amount sufficient to pay until his death, the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table" above. Similarly, under the Goldberg Agreement for Bruce M. Goldberg, in the event of a change in control and Bruce M. Goldberg's election to terminate his Goldberg Agreement, Bruce M. Goldberg at his option will be entitled to elect to receive a lump sum payment equal to his compensation due through the later of the end of the term of his Goldberg Agreement or three years after the change in control or for such period to continue to receive such compensation as and when due under the Goldberg Agreement. The Goldberg Agreements (as well as the employment agreements for each of Howard L. Flanders and Rick Gordon discussed below) also provide for reimbursement of, and a gross-up for, any federal tax liability imposed pursuant to Section 4999 or Section 280G (or any successor provisions) of the Internal Revenue Code of 1986, as amended, and any similar state or local taxes, as a result of a change in control payment, consideration and/or benefit made or provided by the Company pursuant to such employment agreements.

The Flanders/Gordon Agreements

Effective as of January 1, 2000, the Company entered into a new employment agreement with Howard L. Flanders, its Executive Vice President, Chief Financial Officer and Corporate Secretary (the "Flanders Agreement"), and Rick Gordon, its Senior Vice President of Sales and Marketing (the "Gordon Agreement" and collectively with the Flanders Agreement, the "Flanders/Gordon Agreements"). The Flanders/Gordon Agreements each have an initial term through December 31, 2003, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to expiration of the then current term. They provide for a base salary, effective as of January 1, 2000, of $215,000 per annum for Mr. Flanders and $218,000 per annum for Mr. Gordon, subject to an annual increase commencing January 1, 2001, equal to the greater of 5% per annum or the increase in the cost of living. During 2001, 2002 and 2003, Howard L. Flanders and Rick Gordon voluntarily agreed to reductions in their base salary. Under the Flanders/Gordon Agreements, Messrs. Gordon and Flanders are entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation is limited in any year to an amount no greater than such executive's base salary for the applicable year. The Flanders/Gordon Agreements also provide for certain additional benefits, including participation in the Company benefit plans, use of a Company automobile and continuance of all their respective compensation and other benefits for two years in the event of disability. Further, if Mr. Gordon or Mr. Flanders were to be terminated without cause (which includes requiring employee to perform duties not commensurate with his offices or which differ materially from duties that presently exist or, after a change in control, changing the location where employee is based), he is entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the applicable Flanders/Gordon Agreement. Additionally, under the Flanders/Gordon Agreements, the Company has paid premiums under a life insurance policy for each of Messrs. Gordon and Flanders with the beneficiary to be as designated by Mr. Gordon or Mr. Flanders, respectively, as described under "Summary Compensation Table" above. The Flanders/Gordon Agreements also provide that, in the event of a change in control (as defined) of the Company, each of Mr. Gordon and Mr. Flanders would have the option in his sole discretion to terminate the applicable Flanders/Gordon Agreement. In such event, and subject to remaining an employee of the Company (or its successor) for 180 days after the change in control (other than as a result of his death, disability or termination without cause), Mr. Gordon or Mr. Flanders, at his option, is entitled to elect to receive a lump-sum payment equal to his respective compensation due through the later of the end of the term of the applicable Flanders/Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under such Flanders/Gordon Agreement. In addition, upon a change in control, all options granted by the Company to Messrs. Flanders and Gordon automatically vest. The Flanders/Gordon Agreements also contain covenants not to compete, nonsolicitation and nondisclosure provisions.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board currently consists of Howard M. Pinsley and Robin L. Crandell, both being independent directors of the Company. See "Board Committees - Compensation Committee" under "Item 10. Directors and Executive Officers of the Registrant." Since January 1, 2003 to the date hereof, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 21, 2004, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 2003 (including the Chief Executive Officer) and (iv) all executive officers and directors of the

Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                Percent of
   Name and Address                                Amount and Nature of         Outstanding
   of Beneficial Owner (1)                       Beneficial Ownership (2)       Shares (2)
   -----------------------                       ------------------------       -----------
   Bruce M. Goldberg (3).....................               325,932                 8.4%
   Paul Goldberg (4).........................               197,573                 5.1%
   Howard L. Flanders........................                62,200                 1.6%
   Rick Gordon...............................                42,200                 1.1%
   John Jablansky............................                11,850                  *
   Richard E. Siegel.........................                 4,100                  *
   Robin L. Crandell.........................                 3,000                  *
   Howard M. Pinsley.........................                 1,750                  *
   Michael W. Forman (5).....................                 1,000                  *
   All executive officers and directors
   as a group (9 persons)(3)(4)..............               649,605                16.0%

   ---------------
   *   Less than 1%

(1) The address of Paul Goldberg is 16115 N.W. 52nd Avenue, Miami, Florida 33014 and the address of Bruce M. Goldberg is 230 Devcon Drive, San Jose, California 95112.
(2) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan which will be vested and exercisable on or before June 20, 2004: 106,000 options held by Bruce M. Goldberg; 69,000 options held by Paul Goldberg; 58,000 options held by Howard L. Flanders; 42,000 options held by Rick Gordon; 5,600 options held by John Jablansky; 3,000 options held by Richard E. Siegel; 3,000 options held by Robin L. Crandell; 750 options held by Howard M. Pinsley; 750 options held by Michael W. Forman and 288,100 options held by the executive officers and directors as a group. Excludes outstanding stock options to purchase an aggregate of 235,340 additional shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan to the executive officers and directors as a group that will not be vested nor exercisable as of June 20, 2004.
(3) Includes a total of 79,500 shares of the Company's Common Stock held of record by Bruce M. Goldberg as trustee for his sons and for his nieces and nephew and 1,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 19,209 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Bruce M. Goldberg's sons. Bruce M. Goldberg disclaims beneficial ownership over all such securities.
(4) Includes 57,844 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and a total of 500 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for two of his grandchildren. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities. Does not include 35,940 shares of the Company's Common Stock held of record by Robin Phelan, the daughter of Paul and Lola Goldberg, over which securities Paul and Lola Goldberg disclaim beneficial ownership.
(5) Includes 250 shares of the Company's Common Stock owned of record by Michael W. Forman's wife, Ann Forman. For federal securities law purposes only, Michael W. Forman is deemed to be the beneficial owner of these securities.

Equity Compensation Plan Information

The following table sets forth information about our Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2003, including the Option Plan and the Director Stock Option Plan. Our stockholders have approved both of these plans.

                                                                                  Number of Securities Remaining
                               Number of Securities To      Weighted Average       Available for Future Issuance
                               Be Issued Upon Exercise      Exercise Price of     Under Equity Compensation Plans
                               of Outstanding Options,    Outstanding Options,         (Excluding Securities
Plan Category                    Warrants And Rights       Warrants and Rights     Reflected in the First Column)
------------------             ------------------------   --------------------    -------------------------------
Equity compensation plans
approved by stockholders               811,160                    $4.75                       258,194

Equity compensation plans
not approved by stockholders             N/A                       N/A                          N/A

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

During 2003, the Company purchased product aggregating approximately $2.9 million from Supertex, Inc., a supplier of the Company where a Board member of the Company, Richard E. Siegel, is the Executive Vice President and a director.

In January 2001, the Company, with the approval of the Board, entered into a lease to rent residential space in San Jose, California from a partnership which includes two of the Company's executive officers (Paul Goldberg and Bruce Goldberg). The lease provides for rental payments of $4,800 per month through January 1, 2006, the date of the expiration of the lease. In consideration of the impact of the severe industry downturn on the Company, the partnership reduced the monthly rent to $3,400 in 2001. Towards the end of 2002 rental payments were increased to approximately $4,300 per month, still below the rental amount provided for under the lease. The Company paid a total of approximately $51,200 to this partnership during 2003.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The Company and its Audit Committee are committed to ensuring the independence of its independent auditor. As such, it is the Company's policy that all engagements of the Company's independent auditor be pre-approved by the Audit Committee.

Audit Fees. The aggregate fees billed by the Company's accounting firm, Lazar Levine & Felix LLP, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and the review of the financial statements included in the Company's Forms 10-Q for each year were $170,000 and $136,000, respectively.

Audit Related Fees. There were no fees billed by Lazar Levine & Felix LLP for 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under Audit Fees above.

Tax Fees. The aggregate fees billed in 2003 and 2002 for professional services rendered by Lazar Levine & Felix LLP for tax compliance, tax advice, and tax planning were $75,000 and $47,000, respectively. In 2003, all such tax services were pre-approved by the Audit Committee. In 2002, prior to the effective date of certain amendments to the Exchange Act and certain SEC rules and prior to the Company's adoption of its amended and restated audit committee charter, such tax services were not pre-approved by the Company's Audit Committee.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2003 and 2002, other than the services described above.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
          ---------------------------------------------------------------

(a) List of documents filed as part of this report                         Page*
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

     2. Financial Statement Schedule
        ----------------------------
        Schedule II - Valuation and Qualifying Accounts................      S-1

* Page numbers refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

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

       10.19 Amendment No. 4 to Loan and Security Agreement dated March 23, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998).
       10.20 Amendment No. 5 to Loan and Security Agreement dated August 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000).
       10.21 Amendment No. 6 to Loan and Security Agreement dated September 29, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).
       10.22 Amendment No. 7 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.23 Amendment No. 8 to Loan and Security Agreement dated May 14, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2001).
       10.24 Amendment No. 9 to Loan and Security Agreement dated August 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).
       10.25 Amendment No. 10 to Loan and Security Agreement dated November 14, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001).
       10.26 Amendment No. 11 to Loan and Security Agreement dated March 29, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2001).
       10.27 Amendment No. 12 to Loan and Security Agreement dated October 31, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.28 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
               2003).**
       10.29   Form of Salary Continuation Plan (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.30 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.31 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.32 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.33 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003).
       11.1 Statement Re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).
       21.1 List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).
       23.1 Consent of Lazar Levine & Felix LLP, independent certified public accountants (incorporated by reference to Exhibit 23.1 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).
       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K (incorporated by reference to Exhibit 31.1 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).
       31.1.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K/A.*

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K (incorporated by reference to Exhibit 31.2 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).
       31.2.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K/A.*
       32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350 (incorporated by reference to Exhibit 32.1 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).
       32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350 (incorporated by reference to Exhibit 32.2 to the Company's Form 10-K for the year ended December 31, 2003 filed on March 30, 2004).

------------------
*        Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K
     -------------------

     (1) A Current Report on Form 8-K dated November 13, 2003 was filed on November 13, 2003 reporting in Item 9 (Item 12) the issuance of a press release announcing the Company's financial results for the third quarter and nine months ended September 30, 2003.
     (2) A Current Report on Form 8-K dated March 16, 2004 was filed on March 16, 2004 reporting in Item 12 the issuance of a press release announcing the Company's financial results for the fourth quarter and year ended December 31, 2003.
     (3) A Current Report on Form 8-K dated April 22, 2004 was filed on April 22, 2004 reporting in Item 12 the issuance of a press release announcing the Company's first quarter results for the quarter ended March 31, 2004.

                            -------------------------

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

                                By: /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice
                                    President, Chief Financial Officer and
                                    Director
                                    (Principal Financial and Accounting Officer)
Dated:  April 28, 2004