Form 10-Q
period 2004-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2004-05-14
CIK 818074

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

                  For the Quarterly Period Ended March 31, 2004

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

As of May 7, 2004, 3,801,091 shares of the common stock of All American Semiconductor, Inc. were outstanding.

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
I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 2004
                    (Unaudited) and December 31, 2003.................................................   1

                  Consolidated Condensed Statements of Income for the Quarters
                    Ended March 31, 2004 and 2003 (Unaudited).........................................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Quarters Ended March 31, 2004 and 2003 (Unaudited)................................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)....................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................   7

         3.       Quantitative and Qualitative Disclosures about Market Risk..........................  12

         4.       Controls and Procedures.............................................................  12


II                OTHER INFORMATION:

         2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities....  12

         6.       Exhibits and Reports on Form 8-K....................................................  13

                  SIGNATURES..........................................................................  13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         March 31      December 31
ASSETS                                                                       2004             2003
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Current assets:
  Cash ..........................................................   $     533,000    $     620,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,507,000 and $2,250,000 .......................      60,121,000       53,817,000
  Inventories ...................................................      63,864,000       58,173,000
  Other current assets ..........................................       3,294,000        3,794,000
                                                                    -------------    -------------
    Total current assets ........................................     127,812,000      116,404,000
Property, plant and equipment - net .............................       2,513,000        2,585,000
Deposits and other assets .......................................       3,072,000        3,384,000
                                                                    -------------    -------------
                                                                    $ 133,397,000    $ 122,373,000
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .............................   $   5,205,000    $   5,199,000
  Accounts payable and accrued expenses .........................      55,330,000       47,859,000
  Other current liabilities .....................................         192,000          134,000
                                                                    -------------    -------------
    Total current liabilities ...................................      60,727,000       53,192,000
Long-term debt:
  Notes payable .................................................      50,573,000       48,046,000
  Subordinated debt .............................................         763,000          778,000
  Other long-term debt ..........................................       1,177,000        1,177,000
                                                                    -------------    -------------
                                                                      113,240,000      103,193,000
                                                                    -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .....................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,783,751 and 3,760,001 shares issued and outstanding .......          38,000           38,000
  Capital in excess of par value ................................      25,207,000       25,121,000
  Accumulated deficit ...........................................      (5,088,000)      (5,979,000)
                                                                    -------------    -------------
                                                                       20,157,000       19,180,000
                                                                    -------------    -------------
                                                                    $ 133,397,000    $ 122,373,000
                                                                    =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                    2004            2003
-------------------------------------------------------------------------------

NET SALES ......................................   $ 98,242,000    $ 69,869,000
Cost of sales ..................................    (81,248,000)    (55,987,000)
                                                   ------------    ------------

Gross profit ...................................     16,994,000      13,882,000
Selling, general and administrative expenses ...    (14,560,000)    (13,198,000)
                                                   ------------    ------------

INCOME FROM OPERATIONS .........................      2,434,000         684,000
Interest expense ...............................       (870,000)       (576,000)
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES .....................      1,564,000         108,000
Income tax provision ...........................       (673,000)        (47,000)
                                                   ------------    ------------

NET INCOME .....................................   $    891,000    $     61,000
                                                   ============    ============

Earnings per share:
Basic ..........................................          $ .24           $ .02
                                                          =====           =====
Diluted ........................................          $ .22           $ .02
                                                          =====           =====


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

QUARTERS ENDED MARCH 31                                                 2004           2003
-------------------------------------------------------------------------------------------
Cash Flows Provided By (Used For) Operating Activities .......   $(2,803,000)   $   211,000
                                                                 -----------    -----------

Cash Flows From Investing Activities:
Acquisition of property and equipment ........................      (112,000)      (253,000)
Decrease in other assets .....................................       229,000         67,000
                                                                 -----------    -----------

    Cash flows provided by (used for) investing activities ...       117,000       (186,000)
                                                                 -----------    -----------

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit agreement ...     2,527,000        (25,000)
Repayments of notes payable ..................................       (14,000)       (15,000)
Net proceeds from issuance of equity securities ..............        86,000              -
Purchase of treasury shares ..................................             -        (14,000)
                                                                 -----------    -----------

    Cash flows provided by (used for) financing activities ...     2,599,000        (54,000)
                                                                 -----------    -----------

Decrease in cash .............................................       (87,000)       (29,000)
Cash, beginning of period ....................................       620,000        644,000
                                                                 -----------    -----------

Cash, end of period ..........................................   $   533,000    $   615,000
                                                                 ===========    ===========

Supplemental Cash Flow Information:
Interest paid ................................................   $   869,000    $   470,000
                                                                 ===========    ===========

Income taxes paid (refunded) - net ...........................   $    39,000    $  (106,000)
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2004, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2003) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

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

Quarters Ended March 31                                   2004              2003
--------------------------------------------------------------------------------
Net earnings:
   As reported.................................      $ 891,000          $ 61,000
   Pro forma...................................        858,000            21,000

Basic earnings per share:
   As reported.................................          $ .24             $ .02
   Pro forma...................................            .23               .01

Diluted earnings per share:
   As reported.................................          $ .22             $ .02
   Pro forma...................................            .21               .01

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended March 31, 2004 and 2003, respectively: expected volatility of 87% and 109%; risk-free interest rate of 2.8% and 4.1%; and expected lives of 2 to 5 years for all periods presented.

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

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

Quarters Ended March 31                                  2004               2003
--------------------------------------------------------------------------------

Basic.....................................          3,767,059          3,819,763
Diluted...................................          4,077,688          3,819,862

2. LONG-TERM DEBT

Borrowings under the Company's $65 million credit facility (the "Credit Facility"), which expires May 14, 2006, bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. Based upon the debt service coverage ratio as calculated using the Company's September 30, 2003 financial statements, the pricing level was set at the third level as of the middle of the fourth quarter of 2003 and based on the financial statements as of December 31, 2003 the Company remained at the third pricing level. In connection with the Credit Facility, interest expense for the first quarter of 2004 included non-cash amortization of deferred financing fees of $83,000. Interest expense will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis.

At March 31, 2004, outstanding borrowings under the Company's Credit Facility aggregated $50,573,000.

Under the terms of the Credit Facility, the Company may repay up to $5,150,000 of the subordinated debentures within 15 days prior to or after its maturity on June 13, 2004 so long as the average excess availability (as defined in the Credit Facility) for the three-month period immediately preceding the consummation of such repayment is equal to at least $15.0 million and excess availability (as defined in the Credit Facility) immediately after such repayment is equal to at least $10.0 million. Although the Company may have the necessary excess availability to repay the subordinated debentures, the Company is in discussions with its lenders regarding an amendment to the Credit Facility whereby, among other things, the Credit Facility may be increased to support the Company's anticipated growth and the excess availability levels described above may be reduced. Management is confident that, based on indications from its lenders, the Company will obtain an amendment. The Company believes that it will be able to

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

repay the $5,150,000 subordinated debentures upon maturity through the use of available borrowings under the Credit Facility. There is, however, no assurance that the Company will be in a position, at the time of maturity of the subordinated debentures, to utilize the Credit Facility whether or not it is amended or, if the Credit Facility cannot be utilized, to secure alternative sources of financing to repay the subordinated debentures upon maturity.

3.   OPTIONS

Option Plan
-----------

During the quarter ended March 31, 2004, the Company granted an aggregate of 127,360 stock options to 126 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). These options have exercise prices ranging from $4.29 to $6.93 per share (fair market value at date of grant), vest over a three-year period and are exercisable over a four-year period. During the quarter ended March 31, 2004, a total of 34,670 stock options previously granted pursuant to the Option Plan expired or were canceled at exercise prices ranging from $1.92 to $7.20 per share. During the quarter ended March 31, 2004, a total of 23,750 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $3.27 to $5.64 per share.

Director Option Plan
--------------------

During the quarter ended March 31, 2004, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended. During the quarter ended March 31, 2004, a total of 3,500 stock options previously granted pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended, expired or were canceled at exercise prices ranging from $1.98 to $10.53 per share.

4. STOCK REPURCHASE PROGRAM

The Company repurchased no shares of its common stock during the quarter ended March 31, 2004 in connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The Company has repurchased 244,089 shares at an aggregate price of $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. The Company presently does not intend to make further stock repurchases at the current market prices.

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

Overview
--------

The Company began seeing signs that a recovery of North American markets was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. The fourth quarter of 2003 continued to show signs of improvement. Sales for the first quarter of 2004 represented the Company's fourth sequential quarterly sales increase, at the same time operating income was at the highest quarterly level since the end of the last industry upcycle. The Company's results for the first quarter of 2004 reflected a combination of strong industry conditions as well as the benefits of our operating efficiencies. Additionally, our backlog of customer orders improved from $68 million at December 31, 2003 to $85 million at March 31, 2004.

Industry associations have projected that the global semiconductor market will grow by 15 to 30 percent during 2004. While we expect that the growth in global markets will include growth in North America, the Company believes that growth rates will be higher in foreign markets. To support this trend, the Company has recently increased its offshore presence. The Company now has operations in the United Kingdom to support the European market and in Southeast Asia and Northeast Asia to support the Asian markets. The Company expects to expand further into these territories. Sales to customers' locations in foreign countries was $17.2 million for the first quarter of 2004 compared to $7.0 million for the first quarter of 2003.

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes, a postretirement benefit obligation and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes there have been no significant changes, during the quarterly period ended March 31, 2004, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Results of Operations
---------------------

Net sales for the first quarter of 2004 were $98.2 million, an increase of 40.6% from net sales of $69.9 million for the same period of 2003. Sales for the first quarter of 2004 increased by 13.0% compared to sales for the fourth quarter of 2003 and reflected our fourth sequential quarterly sales increase. Management believes that an industry recovery may be underway. Present sales levels are similar to levels experienced in the early stages of the last industry upcycle. In an effort to increase its offshore presence in response to the continuing trend of electronics manufacturing moving offshore, the Company has established operations in the United Kingdom to support the European market and in Southeast Asia and Northeast Asia to support the Asian markets. The Company expects to expand further into these territories.

Gross profit was $17.0 million for the first quarter of 2004, up 22.4% from $13.9 million for the first quarter of 2003. The increase in gross profit was primarily due to the increase in net sales which more than offset a decline in gross profit margins. Gross profit margins as a percentage of net sales were 17.3% for the first three months of 2004 compared to 19.9% for the same period of 2003. The decrease in gross profit margins for the first quarter of 2004 compared to the 2003 period reflects a larger number of low margin, large volume transactions, as well as a change in our product mix. We have also continued to develop long-term strategic relationships with accounts that require aggressive pricing programs. Additionally, management expects a greater number of low margin, large volume transactions in the future. Management therefore expects that for the long term downward pressure on gross profit margins may continue and may result in further decreases in our gross profit margins as a percentage of net sales. If, however, product availability tightens, or becomes allocated in future periods (as to which no assurance can be given), then management expects that the downward pressure on gross profit margins may be slightly eased.

Selling, general and administrative expenses ("SG&A") was $14.6 million for the first quarter of 2004 compared to $13.2 million for the first quarter of 2003. The increase in SG&A reflects increases in variable expenses associated with the growth in sales and gross profit dollars. The increase in variable expenses more than offset the improvement in SG&A associated with a reduction in certain discretionary expenditures. Management expects that as industry conditions continue to improve, the Company will strategically increase its personnel in North America. Furthermore, in an effort to support its customers and to increase its market share outside of North America, the Company will continue to expand its infrastructure in Europe and Asia. Due to these factors, as well as variable expenses continuing to increase as and if sales and gross profit increase, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 14.8% for the quarter ended March 31, 2004, from 18.9% for the same period of 2003. The improvement in SG&A as a percentage of net sales reflects the benefits of our operating efficiencies as the increase in sales more than offset the increase in SG&A.

Income from operations was $2.4 million for the first quarter of 2004 compared to $684,000 for the first quarter of 2003. The increase in income from operations was due to the increase in sales and gross profit dollars as discussed previously, which increases more than offset the increase in SG&A described above. This was the highest level of quarterly operating income we have achieved since the end of the last industry upcycle.

Interest expense increased to $870,000 for the first quarter of 2004 from $576,000 for the same period of 2003. The increase in interest expense resulted from an increase in our average borrowings. Our average borrowings increased by $17 million during the first quarter of 2004 when compared to the first quarter of 2003. The increase in average borrowings was due to increases in our inventory and accounts receivable. Our inventory levels increased to support the increased levels of sales toward the end of 2003 and the continuing growth in sales during the first quarter of 2004. Correspondingly, our accounts

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

receivable levels also increased as a result of the increased sales levels in the first quarter of 2004, particularly towards the end of the quarter. If business conditions continue to improve and the Company's working capital needs continue to increase to support the Company's growth, outstanding borrowings under the Credit Facility will increase and, as a result, interest expense will grow. Interest expense for the first quarter of 2004 included non-cash amortization of deferred financing fees of $83,000. Interest expense will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Net income for the quarter ended March 31, 2004 was $891,000 (or $.22 per share (diluted)) up more than fourteen-fold from net income of $61,000 (or $.02 per share (diluted)) for the first quarter of 2003.

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 2004 increased to $67.1 million from working capital of $63.2 million at December 31, 2003. The current ratio was 2.10:1 at March 31, 2004 compared to 2.19:1 at December 31, 2003. The increase in working capital was primarily due to increases in accounts receivable and inventory which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable was $60.1 million at March 31, 2004 compared to $53.8 million at December 31, 2003. The increase in accounts receivable reflects a higher level of sales towards the latter part of the first quarter of 2004 compared to the latter part of the fourth quarter of 2003. Inventory levels were $63.9 million at March 31, 2004 compared to $58.2 million at December 31, 2003. The increase primarily reflects higher inventory levels needed to support the increased level of sales and backlog and anticipated increases in future sales as well as increases in supplier lead times. Management expects that if sales levels continue their sequential quarterly increases the Company's inventory may increase in subsequent periods. Accounts payable and accrued expense was $55.3 million at March 31, 2004 compared to $47.9 million at December 31, 2003 due primarily to increased purchases of inventory in connection with the increased level of sales.

On June 13, 2004, $5,150,000 of subordinated debentures will mature. Under the terms of a $65 million Credit Facility which the Company entered into on May 14, 2003 (the Credit Facility is described below), the Company may repay up to $5,150,000 of the subordinated debentures within 15 days prior to or after its maturity on June 13, 2004 so long as the average excess availability (as defined in the Credit Facility) for the three-month period immediately preceding the consummation of such repayment is equal to at least $15.0 million and excess availability (as defined in the Credit Facility) immediately after such repayment is equal to at least $10.0 million. Although the Company may have the necessary excess availability to repay the subordinated debentures, the Company is in discussions with its lenders regarding an amendment to the Credit Facility whereby, among other things, the Credit Facility may be increased to support the Company's anticipated growth and the excess availability levels described above may be reduced. Management is confident that, based on indications from its lenders, the Company will obtain an amendment. The Company believes that it will be able to repay the $5,150,000 subordinated debentures upon maturity through the use of available borrowings under the Credit Facility. There is, however, no assurance that the Company will be in a position, at the time of maturity of the subordinated debentures, to utilize the Credit Facility whether or not it is amended or, if the Credit Facility cannot be utilized, to secure alternative sources of financing to repay the subordinated debentures upon maturity. See
Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

The Company has other subordinated debt with various maturities through 2015 aggregating approximately $823,000 and has an unfunded postretirement benefit obligation of approximately $1,171,000. See the table below.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Borrowings under the $65 million credit facility (the "Credit Facility"), which expires May 14, 2006, bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. Based upon the debt service coverage ratio as calculated using the Company's September 30, 2003 financial statements, the pricing level was set at the third level as of the middle of the fourth quarter of 2003 and based on the financial statements as of December 31, 2003 the Company remained at the third pricing level. In connection with the Credit Facility, interest expense for the first quarter of 2004 included non-cash amortization of deferred financing fees of $83,000. Interest expense will reflect an aggregate of $999,000 of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. At March 31, 2004, outstanding borrowings under the Credit Facility aggregated $50.6 million. See Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Long-term debt, operating leases and other long-term obligations as of March 31, 2004 mature as follows:

                                                                         Payments Due by Period
                                                     --------------------------------------------------------------
                                                          Less than                                       More than
Obligations                                   Total          1 year       1-3 years       4-5 years         5 years
-------------------------------------------------------------------------------------------------------------------
Long-term debt (1).................. $   56,541,000  $    5,205,000  $   50,868,000  $       85,000  $      383,000
Operating leases....................     11,800,000       3,200,000       5,400,000       1,000,000       2,200,000
Other long-term obligations (2).....      1,177,000               -           6,000               -       1,171,000
                                     --------------  --------------  --------------  --------------  --------------
Total obligations................... $   69,518,000  $    8,405,000  $   56,274,000  $    1,085,000  $    3,754,000
                                     ==============  ==============  ==============  ==============  ==============

---------

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of March 31, 2004 and includes $50,573,000 under the Company's $65 million Credit Facility which matures on May 14, 2006 and $5,150,000 of subordinated debentures which mature on June 13, 2004.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of March 31, 2004 and includes a postretirement benefit obligation of $1,171,000.

The Company is currently evaluating new enterprise resource planning ("ERP") systems. If the Company acquires a new ERP system, based on current pricing, the aggregate cost may approximate $2 million to $3 million. The Company anticipates that it would finance the acquisition with a lease having a three-year term.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $514,000 with a net present value of $446,000 at March 31, 2004.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, its improved operating efficiencies, its future operating results, its bookings, sales, products, services and markets (including progress in the expansion of operations in Asia and Europe), the strengthening of or positive signals with respect to industry and market conditions and business activity, the beginning and continuing of an industry upcycle and/or future events relating to or affecting the Company and its business and operations, including continuing increasing sales levels in future quarters, All American's attainment of new customers and success with new business opportunities and global expansion and All American having sufficient cash flow to repay the $5.1 million of subordinated debentures maturing June 13, 2004. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the strength of industry and market conditions and business activity being less than we believe or failing to continue and/or further improve; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside North America and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations and to repay the Company's subordinated debentures at maturity, including as a result of the borrowing base formula and other limitations under the Credit Facility not permitting the Company to borrow the maximum amount under that facility; the inability of the Company to amend its Credit Facility to support its anticipated growth; an increase in interest rates; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions and/or increases in the costs of goods; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2003 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense would increase or decrease by $126,000 per quarter based on outstanding borrowings at March 31, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Controls and Procedures
-----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
-------   Securities
          ---------------------------------------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     During the quarter ended March 31, 2004, the Company did not issue or sell any unregistered securities, although, pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted stock options to 126 individuals to purchase an aggregate of 127,360 shares of the Company's common stock at exercise prices ranging from $4.29 to $6.93 per share. The stock options vest over a three-year period and are exercisable over a four-year period. The stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          11.1    Statement Re: Computation of Per Share Earnings (Unaudited).
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350.

(b)       Reports on Form 8-K
          -------------------

          A Current Report on Form 8-K dated April 22, 2004 was filed on April 22, 2004 reporting in Item 12 the issuance of a press release announcing the Company's financial results for the first quarter ended March 31, 2004.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  May 14, 2004                 /s/ BRUCE M. GOLDBERG
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 14, 2004                 /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)