Form 10-Q
period 2004-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2004-08-13
CIK 818074

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

                  For the Quarterly Period Ended June 30, 2004

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

As of August 9, 2004, 3,880,571 shares of the common stock of All American Semiconductor, Inc. were outstanding.

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
I            FINANCIAL INFORMATION:

      1.     Financial Statements

             Consolidated Condensed Balance Sheets at June 30, 2004
               (Unaudited) and December 31, 2003................................................   1

             Consolidated Condensed Statements of Income for the Quarters and Six Months
               Ended June 30, 2004 and 2003 (Unaudited).........................................   2

             Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 2004 and 2003 (Unaudited)..............................   3

             Notes to Consolidated Condensed Financial Statements (Unaudited)...................   4

      2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................   7

      3.     Quantitative and Qualitative Disclosures about Market Risk.........................  12

      4.     Controls and Procedures............................................................  12


II           OTHER INFORMATION:

      6.     Exhibits and Reports on Form 8-K...................................................  12

             SIGNATURES.........................................................................  13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         June 30      December 31
ASSETS                                                                      2004             2003
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Current assets:
  Cash .........................................................   $     574,000    $     620,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,625,000 and $2,250,000 ......................      68,332,000       53,817,000
  Inventories ..................................................      76,457,000       58,173,000
  Other current assets .........................................       3,310,000        3,794,000
                                                                   -------------    -------------
    Total current assets .......................................     148,673,000      116,404,000
Property, plant and equipment - net ............................       3,402,000        2,585,000
Deposits and other assets ......................................       3,098,000        3,384,000
                                                                   -------------    -------------
                                                                   $ 155,173,000    $ 122,373,000
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt ............................   $     480,000    $   5,199,000
  Accounts payable and accrued expenses ........................      60,509,000       47,859,000
  Other current liabilities ....................................         289,000          134,000
                                                                   -------------    -------------
    Total current liabilities ..................................      61,278,000       53,192,000
Long-term debt:
  Notes payable ................................................      70,588,000       48,046,000
  Subordinated debt ............................................         747,000          778,000
  Other long-term debt .........................................       1,063,000        1,177,000
                                                                   -------------    -------------
                                                                     133,676,000      103,193,000
                                                                   -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ....................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,874,461 and 3,760,001 shares issued and outstanding ......          39,000           38,000
  Capital in excess of par value ...............................      25,521,000       25,121,000
  Accumulated deficit ..........................................      (4,063,000)      (5,979,000)
                                                                   -------------    -------------
                                                                      21,497,000       19,180,000
                                                                   -------------    -------------
                                                                   $ 155,173,000    $ 122,373,000
                                                                   =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                Quarters                         Six Months
PERIODS ENDED JUNE 30                     2004             2003             2004             2003
-------------------------------------------------------------------------------------------------
NET SALES ....................   $ 106,909,000    $  71,932,000    $ 205,151,000    $ 141,801,000
Cost of sales ................     (88,606,000)     (57,967,000)    (169,854,000)    (113,954,000)
                                 -------------    -------------    -------------    -------------

Gross profit .................      18,303,000       13,965,000       35,297,000       27,847,000
Selling, general and
  administrative expenses ....     (15,575,000)     (13,187,000)     (30,135,000)     (26,385,000)
                                 -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS .......       2,728,000          778,000        5,162,000        1,462,000
Interest expense .............        (931,000)        (668,000)      (1,801,000)      (1,244,000)
                                 -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES ...       1,797,000          110,000        3,361,000          218,000
Income tax provision .........        (772,000)         (47,000)      (1,445,000)         (94,000)
                                 -------------    -------------    -------------    -------------

NET INCOME ...................   $   1,025,000    $      63,000    $   1,916,000    $     124,000
                                 =============    =============    =============    =============

EARNINGS PER SHARE:
Basic ........................            $.27             $.02             $.51             $.03
                                          ====             ====             ====             ====
Diluted ......................            $.25             $.02             $.47             $.03
                                          ====             ====             ====             ====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                 2004            2003
---------------------------------------------------------------------------------------------
Cash Flows Used For Operating Activities .....................   $(17,170,000)   $ (2,940,000)
                                                                 ------------    ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ........................       (112,000)       (319,000)
Decrease (increase) in other assets ..........................        117,000        (915,000)
                                                                 ------------    ------------

    Cash flows provided by (used for) investing activities ...          5,000      (1,234,000)
                                                                 ------------    ------------

Cash Flows From Financing Activities:
Net borrowings under line of credit agreement ................     21,898,000       4,254,000
Repayments of notes payable ..................................     (5,179,000)        (30,000)
Net proceeds from issuance of equity securities ..............        400,000               -
Purchase of treasury shares ..................................              -         (59,000)
                                                                 ------------    ------------

    Cash flows provided by financing activities ..............     17,119,000       4,165,000
                                                                 ------------    ------------

Decrease in cash .............................................        (46,000)         (9,000)
Cash, beginning of period ....................................        620,000         644,000
                                                                 ------------    ------------

Cash, end of period ..........................................   $    574,000    $    635,000
                                                                 ============    ============

Supplemental Cash Flow Information:
Interest paid ................................................   $  1,658,000    $  1,196,000
                                                                 ============    ============

Income taxes paid (refunded) - net ...........................   $  1,075,000    $    (46,000)
                                                                 ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In June 2004, the Company entered into a financing arrangement with a third party to finance $1.1 million related to the purchase of a portion of a new enterprise resource planning system.


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2004, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

                                                  Quarters                       Six Months
Periods Ended June 30                       2004            2003            2004            2003
------------------------------------------------------------------------------------------------
Net earnings:
   As reported .................   $   1,025,000   $      63,000   $   1,916,000   $     124,000
   Pro forma ...................       1,024,000          63,000       1,882,000          83,000

Basic earnings per share:
   As reported .................            $.27            $.02            $.51            $.03
   Pro forma ...................             .27             .02             .50             .02

Diluted earnings per share:
   As reported .................            $.25            $.02            $.47            $.03
   Pro forma ...................             .25             .02             .46             .02

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 87% for the quarter

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

and six months ended June 30, 2004, compared to 109% for the same periods of 2003; risk-free interest rate of 2.8% for the quarter and six months ended June 30, 2004, compared to 4.1% for the same periods of 2003; and expected lives of 2 to 5 years for all periods presented.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                               Quarters                            Six Months
Periods Ended June 30                    2004              2003              2004              2003
---------------------------------------------------------------------------------------------------
Basic......................         3,811,213         3,808,448         3,789,136         3,814,106
Diluted....................         4,157,996         3,857,476         4,107,474         3,832,586

2.  LONG-TERM DEBT

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended (the "Credit Facility"), which expires May 14, 2006, bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or
(b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. Based upon the debt service coverage ratio as calculated using the Company's December 31, 2003 financial statements, the Company was at the third pricing level for the first quarter of 2004. Based upon the debt service coverage ratio as calculated using the March 31, 2004 financial statements, the Company improved from the third pricing level to the second pricing level effective in the middle of the second quarter of 2004. This improvement resulted in a reduction of 50 basis points on the interest rates charged on the Company's borrowings under the Credit Facility. This decrease in the interest rates charged on the Company's borrowings under the Credit Facility did not have a significant impact on interest expense for the second quarter and first six months of 2004. Based upon the debt service coverage ratio as calculated using the June 30, 2004 financial statements, we will improve further to the first pricing level during the third quarter of 2004. In connection with the Credit Facility, interest expense for the second quarter and first six months of 2004 included non-cash amortization of deferred financing fees of $85,000 and $169,000, respectively. Interest expense will reflect an aggregate of $1,099,000 of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

On June 14, 2004, the Company utilized available borrowings under the Credit Facility to repay in full $5,150,000 of subordinated debentures that had matured.

At June 30, 2004, outstanding borrowings under the Company's Credit Facility aggregated $69,944,000.

3.  OPTIONS

Option Plan
-----------

During the quarter ended June 30, 2004, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended June 30, 2004, a total of 750 stock options previously granted pursuant to the Option Plan were canceled at an exercise price of $4.29 per share. During the quarter ended June 30, 2004, a total of 89,960 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $3.27 to $5.64 per share.

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

Director Option Plan
--------------------

During the quarter and six months ended June 30, 2004, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended (the "Director Stock Option Plan"). During the quarter ended June 30, 2004, 750 stock options previously granted pursuant to the Director Stock Option Plan were exercised at an exercise price of $1.96 per share. During the quarter ended March 31, 2004, a total of 3,500 stock options previously granted pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended, expired or were canceled at exercise prices ranging from $1.98 to $10.53 per share.

4.  STOCK REPURCHASE PROGRAM

The Company repurchased no shares of its common stock during the quarter ended June 30, 2004 in connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock. To date the Company has repurchased 244,089 shares at an aggregate price of $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. The Company presently does not intend to make further stock repurchases at the current market prices.

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

Overview
--------

The Company began seeing signs that a recovery of North American markets was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. These signs of improvement continued through the second quarter of 2004 as sales grew in the second quarter of 2004 by 9% over sales for the first quarter of 2004, representing the Company's fifth sequential quarterly sales increase. Operating income for the second quarter of 2004 was at the highest quarterly level since the end of the last industry upcycle. The Company's results for the second quarter of 2004 reflected a combination of strong industry conditions as well as the benefits of our operating efficiencies. Additionally, our backlog of customer orders improved from $68 million at December 31, 2003 to $86 million at June 30, 2004.

The global semiconductor market grew by 35 percent for the first half of 2004 to $101.5 billion compared to $75 billion for the first half of 2003. While we expect that the growth in global markets will include growth in North America, the Company believes that growth rates will be higher in foreign markets. To support this trend, the Company is continuing its efforts to increase its offshore presence. The Company has operations in the United Kingdom to support the European market and in Southeast Asia and Northeast Asia to support the Asian markets. The Company expects to expand further into these territories. Sales to customers' locations in foreign countries were $15.2 million for the second quarter of 2004 compared to $14.3 million for the second quarter of 2003.

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

The Company believes there have been no significant changes, during the six month period ended June 30, 2004, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Results of Operations
---------------------

Net sales for the quarter and six months ended June 30, 2004 were $106.9 million and $205.2 million, respectively, representing a 48.6% and 44.7% increase from net sales of $71.9 million and $141.8 million for the same periods of 2003. Sales for the second quarter of 2004 increased by 8.8% compared to sales for the first quarter of 2004 and reflected our fifth sequential quarterly sales increase. Sales for the second quarter of 2004 reflected improved industry conditions and strength across many market segments.

Gross profit was $18.3 million and $35.3 million for the second quarter and first six months of 2004, up 31.1% and 26.8% from $14.0 million and $27.8 million for the same periods of 2003. The increases in gross profit were primarily due to the increases in net sales which more than offset the declines in gross profit margins. Gross profit margins as a percentage of net sales were 17.1% and 17.2% for the second quarter and first six months of 2004 compared to 19.4% and 19.6% for the second quarter and first six months of 2003. The decreases in gross profit margins reflect long-term strategic relationships with accounts that require aggressive pricing programs as well as a larger number of low margin, large volume transactions. Downward pressure on our gross profit margins is further impacted by a change in our product mix. Management expects a greater number of low margin, large volume transactions in the future and therefore expects long term downward pressure on gross profit margins.

Selling, general and administrative expenses ("SG&A") were $15.6 million for the second quarter of 2004 compared to $13.2 million for the second quarter of 2003. SG&A for the first half of 2004 was $30.1 million compared to $26.4 million for the first six months of 2003. The increases in SG&A reflect increases in variable expenses associated with the growth in sales and gross profit dollars as well as increases in certain discretionary expenditures. As industry conditions have continued to improve, the Company has begun to strategically increase its personnel in North America. Furthermore, in an effort to increase its offshore presence in response to the continuing trend of electronics manufacturing moving offshore, the Company has established operations in the United Kingdom to support the European market and in Southeast Asia and Northeast Asia to support the Asian markets. The Company expects to expand further into these territories. Due to these factors, as well as variable expenses continuing to increase as and if sales and gross profit increase, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 14.6% and 14.7% for the quarter and six months ended June 30, 2004, from 18.3% and 18.6% for the same periods of 2003. The improvements in SG&A as a percentage of net sales reflect the substantial increases in net sales as well as the benefits of our operating efficiencies as the increases in sales more than offset the increases in SG&A.

Income from operations increased over 250% to $2.7 million and $5.2 million for the second quarter and first six months of 2004 compared to $778,000 and $1.5 million for the second quarter and first six months of 2003. The increases in income from operations were due to the increases in sales and gross profit dollars as discussed previously, which increases more than offset the increases in SG&A described above. This was the highest level of quarterly operating income we have achieved since the end of the last industry upcycle, and represented a 12.1% increase over operating income for the first quarter of 2004.

Interest expense increased to $931,000 and $1.8 million for the second quarter and first six months of 2004 compared to $668,000 and $1.2 million for the same periods of 2003. The increases in interest expense resulted from increases in our average borrowings. The increases in interest expense associated with the increased borrowings were partially offset by decreases in overall interest rates. Our average borrowings increased by $22 million and $19 million for the second quarter and first six months of 2004 when compared to the second quarter and first six months of 2003. The increases in average borrowings were due to increases in our inventory and accounts receivable associated with the significant increases in sales. Our inventory levels increased to support the increased levels of sales beginning

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

towards the end of 2003 and the continuing growth in sales during the first six months of 2004. At the same time, our accounts receivable levels also increased as a result of the increased sales levels during the first six months of 2004 particularly towards the end of the second quarter. If business conditions continue to improve and the Company's working capital needs continue to increase to support the Company's growth, outstanding borrowings under the Credit Facility will increase and, as a result, interest expense will grow. Additionally, if the Federal Reserve increases interest rates as anticipated, interest expense will increase. The adverse impact from these factors will be partially offset by the repayment in full of $5,150,000 of 9% subordinated debentures on June 14, 2004 with borrowings under the Credit Facility at present lower interest rates as well as by a reduction in the interest rate margin charged under the Credit Facility as a result of the Company's improving to the first pricing level during the third quarter of 2004. Interest expense for the second quarter and first six months of 2004 included non-cash amortization of deferred financing fees of $85,000 and $169,000, respectively. Interest expense will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and
Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Net income for the quarter ended June 30, 2004 was $1.0 million (or $.25 per share (diluted)), up more than fifteen-fold from net income of $63,000 (or $.02 per share (diluted)) for the second quarter of 2003. For the first six months of 2004, net income was $1.9 million (or $.47 per share (diluted)), a fourteen-fold increase from $124,000 (or $.03 per share (diluted)) for the 2003 period.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 2004 increased to $87.4 million from working capital of $63.2 million at December 31, 2003. The current ratio was 2.43:1 at June 30, 2004 compared to 2.19:1 at December 31, 2003. The increase in working capital and the current ratio were primarily due to increases in accounts receivable and inventory as well as a decrease in the current portion of long-term debt. These factors more than offset an increase in accounts payable and accrued expenses. Accounts receivable was $68.3 million at June 30, 2004 compared to $53.8 million at December 31, 2003. The increase in accounts receivable reflects a higher level of sales towards the latter part of the second quarter of 2004 compared to the latter part of the fourth quarter of 2003. Inventory levels were $76.5 million at June 30, 2004 compared to $58.2 million at December 31, 2003. The increase primarily reflects higher inventory levels needed to support the increased level of sales and customer backlog and anticipated increases in future sales. Management expects that, if sales levels continue their sequential quarterly increases, the Company's inventory may continue to increase in subsequent periods. Accounts payable and accrued expenses increased to $60.5 million at June 30, 2004 from $47.9 million at December 31, 2003 due primarily to increased purchases of inventory in connection with the increased level of sales and customer backlog.

On June 14, 2004, the Company utilized available borrowings under the Credit Facility to repay in full $5,150,000 of subordinated debentures that had matured.

At June 30, 2004, the Company had subordinated debt with various maturities through 2015 which aggregated $809,000, including the current portion of such debt, and had an unfunded postretirement benefit obligation of $1,063,000. See the table below.

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended (the "Credit Facility"), which expires May 14, 2006, bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. Based upon the debt service coverage ratio as calculated using the Company's December 31, 2003 financial statements, the Company was at the third pricing level for the first quarter of 2004. Based upon the debt service coverage ratio as calculated using the March 31, 2004 financial statements, the Company improved from the third pricing level to the second pricing level effective in the middle of the second quarter of 2004. This improvement resulted in a reduction of 50 basis points on the interest rates charged on the Company's borrowings under the Credit Facility. This decrease in the interest rates charged on the Company's borrowings under the Credit Facility did not have a significant impact on interest expense for the second quarter and first six months of 2004. Based upon the debt service coverage ratio as calculated using the June 30, 2004 financial statements, we will improve further to the first pricing level during the third quarter of 2004. In connection with the Credit Facility, interest expense for the second quarter and first six months of 2004 included non-cash amortization of deferred financing fees of $85,000 and $169,000, respectively. Interest expense will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. At June 30, 2004, outstanding borrowings under the Company's Credit Facility aggregated $69.9 million. See Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Long-term debt, operating leases and other long-term obligations as of June 30, 2004 mature as follows:

                                                                         Payments Due by Period
                                                     --------------------------------------------------------------
                                                          Less than                                       More than
Obligations                                   Total          1 year       1-3 years       4-5 years         5 years
-------------------------------------------------------------------------------------------------------------------
Long-term debt (1)................   $   71,815,000  $      480,000  $   70,804,000  $      168,000  $      363,000
Operating leases..................       12,500,000       3,400,000       5,900,000       1,000,000       2,200,000
Other long-term obligations (2)...        1,063,000               -               -               -       1,063,000
                                     --------------  --------------  --------------  --------------  --------------
Total obligations.................   $   85,378,000  $    3,880,000  $   76,704,000  $    1,168,000  $    3,626,000
                                     ==============  ==============  ==============  ==============  ==============

---------

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of June 30, 2004 and includes $69,944,000 under the Company's Credit Facility which matures on May 14, 2006.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of June 30, 2004 and includes a postretirement benefit obligation of $1,063,000.

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning ("ERP") system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is expected to be approximately $3 million. At June 30, 2004, $1.1 million associated with this ERP system has been reflected in Property, plant and equipment - net on the accompanying Consolidated Condensed Balance Sheet (Unaudited). The Company has financed $1.1 million of the ERP system with a third party financing company and expects to finance the balance of the purchase price also with third party financing companies. The financing agreement in place as well as additional financing agreements to be completed are expected to have maturities through May 2008.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months. The Company continues to explore additional sources of financing in order to support its growth.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $446,000 with a net present value of $393,000 at June 30, 2004.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, its improved operating efficiencies, its future operating results, its bookings, sales, products, services and markets (including expansion of operations in Asia and Europe), the continuing of positive signals with respect to industry and market conditions and business activity (including strength in many market segments) and/or future events relating to or affecting the Company and its business and operations, including continuing increasing sales levels in future quarters, and All American's attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the strength of industry and market conditions and business activity being less than we believe or failing to continue and/or further improve; a tightening by customers of their inventory levels; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside North America and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain additional financing when needed or on terms acceptable to the Company; an increase in interest rates; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions and/or increases in the costs of goods; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2003 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense would increase or decrease by $175,000 per quarter based on outstanding borrowings at June 30, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          10.1    First Amendment to Credit Agreement dated as of June 11, 2004.
          10.2 Software License and Services Agreement dated as of June 30, 2004 by and between the Company and PeopleSoft USA, Inc.
          11.1    Statement Re: Computation of Per Share Earnings (Unaudited).
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

(b)       Reports on Form 8-K
          -------------------

          A Current Report on Form 8-K dated April 22, 2004 was filed on April 22, 2004 reporting in Item 12 the issuance of a press release announcing the Company's financial results for the first quarter ended March 31, 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

          A Current Report on Form 8-K dated June 11, 2004 was filed on June 14, 2004 reporting in Item 5 the entering into on June 11, 2004 of an amendment to the Company's credit facility providing, among other things, for an increase in the line of credit facility from $65 million to $85 million and for a modification of the definition of eligible receivables thereby increasing the amount that the Company may borrow under the credit facility.

          A Current Report on Form 8-K dated August 5, 2004 was filed on August 5, 2004 reporting in Item 12 the issuance of a press release announcing the Company's financial results for the quarter and six months ended June 30, 2004.


                            ------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                All American Semiconductor, Inc.
                                (Registrant)

Date:  August 13, 2004          /s/ BRUCE M. GOLDBERG
                                ------------------------------------------------
                                Bruce M. Goldberg, President and
                                Chief Executive Officer
                                (Duly Authorized Officer)

Date:  August 13, 2004          /s/ HOWARD L. FLANDERS
                                ------------------------------------------------
                                Howard L. Flanders, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)