Form 10-Q
period 2004-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2004-11-15
CIK 818074

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

                For the Quarterly Period Ended September 30, 2004

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

As of November 11, 2004, 3,888,749 shares of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX

Part    Item                                                                        Page
No.     No.     Description                                                          No.
----------------------------------------------------------------------------------------

I               FINANCIAL INFORMATION:

         1.     Financial Statements

                Consolidated Condensed Balance Sheets at September 30, 2004
                  (Unaudited) and December 31, 2003................................   1

                Consolidated Condensed Statements of Income for the Quarters
                  and Nine Months Ended September 30, 2004 and 2003 (Unaudited)....   2

                Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 2004 and 2003 (Unaudited)........   3

                Notes to Consolidated Condensed Financial Statements (Unaudited)...   4

         2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................   8

         3.     Quantitative and Qualitative Disclosures about Market Risk.........  13

         4.     Controls and Procedures............................................  13


II              OTHER INFORMATION:

         4.     Submission of Matters to a Vote of Security Holders................  14

         6.     Exhibits and Reports on Form 8-K...................................  14

                SIGNATURES.........................................................  15

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30            December 31
ASSETS                                                                                  2004                   2003
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)

Current assets:
  Cash  ..............................................................       $       562,000        $       620,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,261,000 and $2,250,000.............................            68,159,000             53,817,000
  Inventories.........................................................            79,479,000             58,173,000
  Other current assets................................................             2,931,000              3,794,000
                                                                             ---------------        ---------------
    Total current assets..............................................           151,131,000            116,404,000
Property, plant and equipment - net...................................             3,509,000              2,585,000
Deposits and other assets.............................................             3,103,000              3,384,000
                                                                             ---------------        ---------------
                                                                             $   157,743,000        $   122,373,000
                                                                             ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt...................................       $       695,000        $     5,199,000
  Accounts payable....................................................            53,559,000             41,912,000
  Accrued expenses....................................................             5,862,000              5,947,000
  Other current liabilities...........................................               258,000                134,000
                                                                             ---------------        ---------------
    Total current liabilities.........................................            60,374,000             53,192,000
Long-term debt:
  Notes payable.......................................................            72,970,000             48,046,000
  Subordinated debt...................................................               731,000                778,000
  Other long-term debt................................................             1,063,000              1,177,000
                                                                             ---------------        ---------------
                                                                                 135,138,000            103,193,000
                                                                             ---------------        ---------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................................                    --                     --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,880,571 and 3,760,001 shares issued and outstanding.............                39,000                 38,000
  Capital in excess of par value......................................            25,541,000             25,121,000
  Accumulated deficit.................................................            (2,975,000)            (5,979,000)
                                                                             ---------------        ---------------
                                                                                  22,605,000             19,180,000
                                                                             ---------------        ---------------
                                                                             $   157,743,000        $   122,373,000
                                                                             ===============        ===============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                Quarters                          Nine Months
PERIODS ENDED SEPTEMBER 30                               2004              2003             2004               2003
-------------------------------------------------------------------------------------------------------------------

NET SALES..................................   $   103,757,000   $    82,805,000   $   308,908,000   $   224,606,000
Cost of sales..............................       (87,153,000)      (68,096,000)     (257,007,000)     (182,050,000)
                                              ---------------   ---------------   ---------------   ---------------

Gross profit...............................        16,604,000        14,709,000        51,901,000        42,556,000
Selling, general and
  administrative expenses..................       (14,932,000)      (13,705,000)      (45,067,000)      (40,090,000)
                                              ---------------   ---------------   ---------------   ---------------

INCOME FROM OPERATIONS.....................         1,672,000         1,004,000         6,834,000         2,466,000
Interest expense...........................          (945,000)         (695,000)       (2,746,000)       (1,938,000)
Other income...............................         1,081,000                 -         1,081,000                 -
                                              ---------------   ---------------   ---------------   ---------------

INCOME BEFORE INCOME TAXES.................         1,808,000           309,000         5,169,000           528,000
Income tax provision.......................          (720,000)         (132,000)       (2,165,000)         (227,000)
                                              ---------------   ---------------   ---------------   ---------------

NET INCOME.................................   $     1,088,000   $       177,000   $     3,004,000   $       301,000
                                              ===============   ===============   ===============   ===============

EARNINGS PER SHARE:
Basic......................................             $ .28             $ .05             $ .79             $ .08
                                                        =====             =====             =====             =====
Diluted....................................             $ .26             $ .04             $ .73             $ .08
                                                        =====             =====             =====             =====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30                                                         2004                    2003
-------------------------------------------------------------------------------------------------------------------

Cash Flows Used For Operating Activities..........................          $   (19,398,000)       $    (10,554,000)
                                                                            ---------------        ----------------

Cash Flows From Investing Activities:
Acquisition of property and equipment.............................                 (397,000)               (521,000)
Decrease (increase) in other assets...............................                   16,000                (929,000)
                                                                            ---------------        ----------------

    Cash flows used for investing activities......................                 (381,000)             (1,450,000)
                                                                            ---------------        ----------------

Cash Flows From Financing Activities:
Borrowings under line of credit agreement.........................              325,336,000             226,291,000
Repayments under line of credit agreement.........................             (300,842,000)           (214,146,000)
Repayments of notes payable.......................................               (5,194,000)                (54,000)
Net proceeds from issuance of equity securities...................                  421,000                      --
Purchase of treasury shares.......................................                       --                (191,000)
                                                                            ---------------        ----------------

    Cash flows provided by financing activities...................               19,721,000              11,900,000
                                                                            ---------------        ----------------

Decrease in cash..................................................                  (58,000)               (104,000)
Cash, beginning of period.........................................                  620,000                 644,000
                                                                            ---------------        ----------------

Cash, end of period...............................................          $       562,000        $        540,000
                                                                            ===============        ================

Supplemental Cash Flow Information:
Interest paid.....................................................          $     2,451,000        $      1,675,000
                                                                            ===============        ================

Income taxes paid.................................................          $     1,400,000        $        153,000
                                                                            ===============        ================

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2004, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

                                                 Quarters                          Nine Months
Periods Ended September 30                2004              2003              2004              2003
----------------------------------------------------------------------------------------------------

Net earnings:
   As reported                      $1,088,000       $   177,000        $3,004,000       $   301,000
   Pro forma                         1,086,000           177,000         2,968,000           260,000

Basic earnings per share:
   As reported                           $ .28             $ .05             $ .79            $  .08
   Pro forma                               .28               .05               .78               .07

Diluted earnings per share:
   As reported                           $ .26             $ .04             $ .73            $  .08
   Pro forma                               .26               .04               .72               .07

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 87% for the quarter and nine months ended September 30, 2004, compared to 109% for the same periods of 2003; risk-free interest rate of 2.8% for the quarter and nine months ended September 30, 2004, compared to 4.1% for the same periods of 2003; and expected lives of 2 to 5 years for all periods presented.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

Earnings Per Share
------------------

The following average shares were used for the computation of basic and diluted earnings per share:

                                                       Quarters                          Nine Months
Periods Ended September 30                      2004              2003              2004              2003
----------------------------------------------------------------------------------------------------------
Basic.............................         3,877,819         3,785,175         3,818,697         3,804,462
Diluted...........................         4,201,717         3,939,446         4,127,946         3,860,611

2.   LONG-TERM DEBT

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended (the "Credit Facility"), which expires May 14, 2006, bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or
(b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. The net reduction in overall interest rates was due to the Company improving from the third pricing level under its Credit Facility at the beginning of 2004, to the second pricing level effective in the middle of the second quarter of 2004 and to the first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The positive impact on interest expense from the improved pricing levels more than offset the adverse effect from three interest rate hikes by the Federal Reserve Board between June 30, 2004 and September 30, 2004, which raised the Federal funds rate by 75 basis points. In connection with the Credit Facility, interest expense for the third quarter and first nine months of 2004 included non-cash amortization of deferred financing fees of $96,000 and $265,000. Interest expense will reflect an aggregate of $1,099,000 of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. The Company was in compliance with all covenants under the Credit Facility at September 30, 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

On June 14, 2004, the Company utilized available borrowings under the Credit Facility to repay in full $5,150,000 of subordinated debentures that had matured.

At September 30, 2004, outstanding borrowings under the Company's Credit Facility aggregated $72,540,000.

3.   OPTIONS

Option Plan
-----------

During the quarter ended September 30, 2004, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended September 30, 2004, a total of 5,050 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $4.29 per share. During the quarter ended September 30, 2004, a total of 6,110 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $3.27 to $3.45 per share.

During the quarter ended June 30, 2004, no stock options were granted by the Company pursuant to the Option Plan. During the quarter ended June 30, 2004, a total of 750 stock options previously granted pursuant to the Option Plan were canceled at an exercise price of $4.29 per share. During the quarter ended June 30, 2004, a total of 89,960 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $3.27 to $5.64 per share.

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

Director Option Plan
--------------------

During the quarter and nine months ended September 30, 2004, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended (the "Director Stock Option Plan"). During the quarter ended June 30, 2004, 750 stock options previously granted pursuant to the Director Stock Option Plan were exercised at an exercise price of $1.96 per share. During the quarter ended March 31, 2004, a total of 3,500 stock options previously granted pursuant to the Director Stock Option Plan expired or were canceled at exercise prices ranging from $1.98 to $10.53 per share.

4.   OTHER INCOME

In August 2004, the Company received $1,158,000, including accrued interest and attorney's fees, as a result of prevailing in a contract litigation initiated in August 2001. The Company has reflected the reimbursement of attorney's fees of $77,000 in selling, general and administrative expenses and the balance of $1,081,000 in other income on the unaudited Consolidated Condensed Statements of Income for the quarter and nine months ended September 30, 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

5.   STOCK REPURCHASE PROGRAM

The Company repurchased no shares of its common stock during the quarter ended September 30, 2004 in connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock. To date the Company has repurchased 244,089 shares at an aggregate price of $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. The Company presently does not intend to make further stock repurchases at the current market prices.

6.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of Statement of Financial Accounting Standards No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

Sales by geographic areas are as follows:

                                                                Quarters                          Nine Months
Periods Ended September 30                               2004              2003              2004              2003
-------------------------------------------------------------------------------------------------------------------
Americas (1)...............................   $    88,876,000    $   77,868,000   $   279,905,000   $   212,529,000
Europe.....................................         4,344,000         2,846,000        11,684,000         5,301,000
Asia/Pacific...............................        10,537,000         2,091,000        17,319,000         6,776,000
                                              ---------------    --------------   ---------------   ---------------
                                              $   103,757,000    $   82,805,000   $   308,908,000   $   224,606,000
                                              ===============    ==============   ===============   ===============

(1) Includes sales in the United States of $83,880,000 and $71,605,000 for the quarters ended September 30, 2004 and 2003 and $257,513,000 and $192,421,000 for the nine months ended September 30, 2004 and 2003.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $3,498,000 and $2,569,000 at September 30, 2004 and December 31, 2003.

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

Overview
--------

The Company began seeing signs that a recovery of North American markets was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. These signs of improvement continued through the second quarter of 2004 as sales grew in the second quarter of 2004 by 9% over sales for the first quarter of 2004, representing the Company's fifth sequential quarterly sales increase. Since the end of the second quarter we have experienced a decline in our sales levels. Management believes that in the third quarter of 2004 customers began reducing their purchasing in response to a slight slowdown in end markets. Sales for the third quarter of 2004 were 3% lower than sales for the second quarter of 2004. Furthermore, our backlog of customer orders, which grew from $68 million at December 31, 2003 to $86 million at June 30, 2004, began to trend down during the third quarter ending at $76 million at September 30, 2004.

The global semiconductor market grew 27% for the third quarter of 2004 compared to the same quarter of 2003 down from a growth rate of 40% for the second quarter of 2004 and 34% for the first quarter of 2004, compared to the same periods of 2003, reflecting a deceleration in the growth rate. For the first nine months of 2004 the global semiconductor market was $157.6 billion compared to $118.0 billion for the first nine months of 2003. While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will be higher in European and Asian markets. To support this trend, the Company is continuing its efforts to increase its offshore presence. The Company has operations in the United Kingdom and Hungary to support European markets and in Southeast Asia and Northeast Asia to support Asian markets. The Company expects to expand further into these territories. Sales to customer locations in European and Asian markets aggregated $14.9 million for the third quarter of 2004 compared to $4.9 million for the third quarter of 2003. There can be no assurance that the Company will achieve any growth in any particular market in the future.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

The Company believes there have been no significant changes, during the nine month period ended September 30, 2004, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations
---------------------

Net sales for the quarter and nine months ended September 30, 2004 were $103.8 million and $308.9 million, representing a 25.3% and 37.5% increase from net sales of $82.8 million and $224.6 million for the same periods of 2003. The increases in sales for the 2004 periods compared to the 2003 periods reflect the improved industry conditions. Sales for the third quarter of 2004 were slightly less than sales for the second quarter of 2004 as a result of customers reducing their purchasing which management believes was in response to a slight slowdown in end markets. Management expects that the current slowdown may continue through early 2005.

Gross profit was $16.6 million and $51.9 million for the third quarter and first nine months of 2004, up 12.9% and 22.0% from $14.7 million and $42.6 million for the same periods of 2003. The increases in gross profit were primarily due to the increases in net sales which more than offset the declines in gross profit margins. Gross profit margins as a percentage of net sales were 16.0% and 16.8% for the third quarter and first nine months of 2004 compared to 17.8% and 18.9% for the third quarter and first nine months of 2003. The decreases in gross profit margins reflect long-term strategic relationships with accounts that require aggressive pricing programs. Sales to these accounts grew 29% and 69% for the third quarter and first nine months of 2004 compared to the same periods of 2003. The decreases in gross profit margins also reflect an 80% and 113% increase in sales associated with low margin, large volume transactions for the third quarter and first nine months of 2004 compared to the same periods of 2003. Additionally, profit margins are under downward pressure as a result of slight oversupply conditions that exist in the market. Downward pressure on our gross profit margins is further impacted by a change in our product mix. For the third quarter and first nine months of 2004, sales of active products, which historically sell at lower margins than passive products, grew 29% and 43% from the same periods of 2003 and represented 88% of total sales for each of the periods of 2004. Management expects that the downward pressure on gross profit margins will continue as a result of the ongoing slight oversupply conditions, the anticipation of a greater number of low margin, large volume transactions in the future, and the anticipation of an increase in sales to accounts that require aggressive pricing programs.

Selling, general and administrative expenses ("SG&A") was $14.9 million for the third quarter of 2004 compared to $13.7 million for the third quarter of 2003. SG&A for the first nine months of 2004 was $45.1 million compared to $40.1 million for the first nine months of 2003. The increases in SG&A reflect increases in variable compensation expenses of $378,000 and $1.6 million for the third quarter and first nine months of 2004 over the same periods of 2003 associated with the growth in sales and gross profit dollars as well as increases in fixed compensation expenses of $862,000 and $1.1 million for the third quarter and first nine months of 2004 over the same periods of 2003. Additionally, the increase for the first nine months of 2004 over the same period of 2003 includes an increase in travel and entertainment expenses of $1.1 million. As industry conditions improved, the Company strategically increased its personnel in North America in an effort to drive expansion and internal growth. We have increased our management team and expanded our sales force during the first nine months of 2004. Furthermore, in an effort to increase our offshore presence in response to the continuing trend of electronics manufacturing moving offshore, the Company has established operations in the United Kingdom and Hungary to support European markets and in Southeast Asia and Northeast Asia to support Asian markets. The Company is expanding and expects to continue to expand further into these territories. Due to the foregoing, the Company expects that SG&A will increase in future periods.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

SG&A as a percentage of net sales improved to 14.4% and 14.6% for the quarter and nine months ended September 30, 2004, from 16.6% and 17.8% for the same periods of 2003. The improvements in SG&A as a percentage of net sales reflect the increases in net sales as well as the benefits of our operating efficiencies as the increases in sales more than offset the increases in SG&A.

Income from operations increased 66.5% to $1.7 million for the third quarter of 2004 compared to $1.0 million for the same period of 2003. Income from operations increased 177.1% to $6.8 million for the first nine months of 2004 compared to $2.5 million for the first nine months of 2003. The increases in income from operations were due to the increases in sales and gross profit dollars as discussed previously, which increases more than offset the increases in SG&A described above.

In August 2004, the Company received $1.2 million, including accrued interest and attorney's fees, as a result of prevailing in a contract litigation initiated in August 2001. The Company has reflected the reimbursement of attorney's fees of $77,000 in selling, general and administrative expenses and the balance of $1.1 million in other income on the unaudited Consolidated Condensed Statements of Income for the quarter and nine months ended September 30, 2004.

Interest expense increased to $945,000 and $2.7 million for the third quarter and first nine months of 2004 compared to $695,000 and $1.9 million for the same periods of 2003. The increases in interest expense resulted from increases in our average borrowings which increases were partially offset by a net reduction in overall interest rates. Our average borrowings increased by $24 million and $21 million for the third quarter and first nine months of 2004 when compared to the third quarter and first nine months of 2003. The increases in average borrowings were due to increases in our inventory and accounts receivable levels associated with the significant increases in sales. Our inventory increased to support the increased levels of sales beginning towards the end of 2003 and the growth in sales during the first nine months of 2004. At the same time, our accounts receivable also increased as a result of the increased sales levels during the first nine months of 2004. The net reduction in overall interest rates was due to the Company improving from the third pricing level under its Credit Facility at the beginning of 2004, to the second pricing level effective in the middle of the second quarter of 2004 and to the first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The positive impact on interest expense from the improved pricing levels more than offset the adverse effect from three interest rate hikes by the Federal Reserve Board between June 30, 2004 and September 30, 2004, which raised the Federal funds rate by 75 basis points. If the Federal Reserve continues to increase interest rates as anticipated, interest expense will increase. However, the reduction in the interest rate margin charged under the Credit Facility as well as the repayment of $5.2 million of 9% subordinated debentures on June 14, 2004 with borrowings under the Credit Facility at lower interest rates will continue to have a positive effect on interest expense when compared to the prior year. Interest expense for the third quarter and first nine months of 2004 included non-cash amortization of deferred financing fees of $96,000 and $265,000. Interest expense will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Net income for the quarter ended September 30, 2004 was $1.1 million (or $.26 per share (diluted)), compared to $177,000 (or $.04 per share (diluted)) for the third quarter of 2003. For the first nine months of 2004, net income was $3.0 million (or $.73 per share (diluted)), compared to $301,000 (or $.08 per share (diluted)) for the 2003 period. Net income from the 2004 periods reflects other income of $1.1 million on a pre-tax basis ($616,000 on an after-tax basis or $.15 per share (diluted)) as a result of prevailing in a contract litigation.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 2004 increased to $90.8 million from working capital of $63.2 million at December 31, 2003. The current ratio was 2.50:1 at September 30, 2004 compared to 2.19:1 at December 31, 2003. The increases in working capital and the current ratio were primarily due to increases in accounts receivable and inventory as well as a decrease in the current portion of long-term debt. These factors more than offset an increase in accounts payable. Accounts receivable was $68.2 million at September 30, 2004 compared to $53.8 million at December 31, 2003. The increase in accounts receivable reflects a higher level of sales towards the latter part of the third quarter of 2004 compared to the latter part of the fourth quarter of 2003. Inventory levels were $79.5 million at September 30, 2004 compared to $58.2 million at December 31, 2003. The increase primarily reflects higher inventory levels needed to support the increased level of sales and customer backlog as compared to the fourth quarter of 2003. Management expects that the Company's inventory level may begin to decrease to match the expected reduced level of sales and the reduced lead times of certain products. Accounts payable increased to $53.6 million at September 30, 2004 from $41.9 million at December 31, 2003 due primarily to increased purchases of inventory in connection with the increased level of sales and customer backlog compared to the fourth quarter of 2003.

At September 30, 2004, the Company had subordinated debt with various maturities through 2015 which aggregated $794,000, including the current portion of such debt, and had an unfunded postretirement benefit obligation of $1.1 million. See the table below.

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended (the "Credit Facility"), which expires May 14, 2006, bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or
(b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. The net reduction in overall interest rates was due to the Company improving from the third pricing level under its Credit Facility at the beginning of 2004, to the second pricing level effective in the middle of the second quarter of 2004 and to the first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The positive impact on interest expense from the improved pricing levels more than offset the adverse effect from three interest rate hikes by the Federal Reserve Board between June 30, 2004 and September 30, 2004, which raised the Federal funds rate by 75 basis points. In connection with the Credit Facility, interest expense for the third quarter and first nine months of 2004 included non-cash amortization of deferred financing fees of $96,000 and $265,000. Interest expense will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. The Company was in compliance with all covenants under the Credit

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Facility at September 30, 2004. At September 30, 2004, outstanding borrowings under the Company's Credit Facility aggregated $72.5 million. See Note 2 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Long-term debt, operating leases and other long-term obligations as of September 30, 2004 mature as follows:

                                                                         Payments Due by Period
                                                     --------------------------------------------------------------
                                                          Less than                                       More than
Obligations                                   Total          1 year       1-3 years       4-5 years         5 years
-------------------------------------------------------------------------------------------------------------------

Long-term debt (1).................. $   74,396,000  $      695,000  $   73,191,000  $      171,000  $      339,000
Operating leases....................     11,600,000       3,400,000       5,000,000       1,000,000       2,200,000
Other long-term obligations (2).....      1,063,000               -               -               -       1,063,000
                                     --------------  --------------  --------------  --------------  --------------
Total obligations................... $   87,059,000  $    4,095,000  $   78,191,000  $    1,171,000  $    3,602,000
                                     ==============  ==============  ==============  ==============  ==============

----------

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of September 30, 2004 and includes $72,540,000 under the Company's Credit Facility which matures on May 14, 2006.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of September 30, 2004 and includes a postretirement benefit obligation of $1,063,000.

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning ("ERP") system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is expected to be approximately $3.0 million. At September 30, 2004, $1.1 million associated with this ERP system has been reflected in property, plant and equipment - net on the accompanying Consolidated Condensed Balance Sheet (Unaudited). The Company has financed $1.1 million of the ERP system with a third party financing company and expects to finance the balance of the purchase price also with third party financing companies. The financing agreement in place as well as additional financing agreements to be completed are expected to have maturities through May 2008.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months, including obligations related to the current portion of long-term debt and operating leases. As the Company has historically been successful in refinancing its line of credit facilities, management expects to refinance its present Credit Facility prior to its expiration in May 2006.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. The maximum exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $372,000 with a net present value of $335,000 at September 30, 2004.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, its improved operating efficiencies,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

its future operating results, its bookings, sales, products, services and markets (including expansion of operations in Asia and Europe), the impact of customers reducing their purchasing in response to a slight slowdown in end markets and/or future events relating to or affecting the Company and its business and operations, including a continued slowdown in sales, and All American's attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the level of strength of industry and market conditions and business activity being less than we believe or continuing to further weaken; a tightening by customers of their inventory levels; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside the Americas and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain additional financing when needed or on terms acceptable to the Company; an increase in interest rates, including as a result of interest rate hikes by the Federal Reserve Board; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions, inventory oversupply conditions and/or increases in the costs of goods; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2003 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense would increase or decrease by $181,000 per quarter based on outstanding borrowings at September 30, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) On October 15, 2004, the Company held its 2004 annual meeting of shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of two directors of the Company. The two nominees, who were existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

     Nominee for Director          For                          Abstain
     --------------------          ---------                    -------
     Michael W. Forman             3,596,625    97.9%            75,404     2.1%
     Howard M. Pinsley             3,473,729    94.6%           198,300     5.4%

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

(c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of Common Stock and the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting as indicated below:

     Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 2004

     For                         3,611,896       98.4%
     Against                        38,379        1.0%
     Abstain                        21,754         .6%

(d)  Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          11.1       Statement Re: Computation of Per Share Earnings
                     (Unaudited).
          31.1       Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2       Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

(b)       Reports on Form 8-K
          -------------------

          A Current Report on Form 8-K dated August 5, 2004 was filed on August 5, 2004 reporting in Item 12 the issuance of a press release announcing the Company's financial results for the quarter and six months ended June 30, 2004.

          A Current Report on Form 8-K dated November 12, 2004 was filed on November 12, 2004 reporting in Item 2.02 the issuance of a press release announcing the Company's financial results for the quarter and nine months ended September 30, 2004.


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

                                All American Semiconductor, Inc.
                                ------------------------------------------------
                                (Registrant)


Date: November 15, 2004         /s/ BRUCE M. GOLDBERG
                                ------------------------------------------------
                                Bruce M. Goldberg, President and
                                Chief Executive Officer
                                (Duly Authorized Officer)


Date: November 15, 2004         /s/ HOWARD L. FLANDERS
                                ------------------------------------------------
                                Howard L. Flanders, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)