Form 10-K
period 2004-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2005-03-31
CIK 818074

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ----------   ----------

                         Commission File Number: 0-16207

                        ALL AMERICAN SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                             59-2814714
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

16115 N.W. 52nd Avenue, Miami, Florida                                    33014
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (305) 621-8282

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

As of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. held by non-affiliates was $32,600,000.

As of March 18, 2005, 3,919,011 shares of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding.

                      Documents Incorporated by Reference:
Pursuant to Instruction G(3) of Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 2004

Table of Contents


Part  Item                                                                Page
No.   No.   Description                                                    No.
----  ----  -----------                                                   ----

I       1   Business....................................................     1
        2   Properties..................................................    12
        3   Legal Proceedings...........................................    12
        4   Submission of Matters to a Vote of Security Holders.........    12


II      5   Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities.........    13
        6   Selected Financial Data.....................................    15
        7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    16
        7A  Quantitative and Qualitative Disclosures about Market Risk..    31
        8   Financial Statements and Supplementary Data.................    32
        9   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................    32
        9A  Controls and Procedures.....................................    32


III    10   Directors and Executive Officers of the Registrant..........    32
       11   Executive Compensation......................................    32
       12   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters................    32
       13   Certain Relationships and Related Transactions..............    32
       14   Principal Accountant Fees and Services......................    32


IV     15   Exhibits and Financial Statement Schedules..................    33

                                     PART I

ITEM 1.  Business
-------  --------

General
-------

All American Semiconductor, Inc. and its subsidiaries (collectively, the "Company"; sometimes referred to herein as "Registrant") is a distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers, other integrated circuits, active matrix displays and various board-level products, as well as passive/electromechanical components. Passive products include capacitors, resistors and inductors. Electromechanical products include power supplies, cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; office and home office equipment; cellular and portable products; wireless products; networking, satellite and other communications products; Internet infrastructure equipment and appliances; automobiles and automotive subsystems; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; home entertainment; security and surveillance equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products division of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured by third parties under the label of its subsidiary's division, certain memory modules which are sold to original equipment manufacturers.

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications as the 4th largest distributor of semiconductors and the 9th largest electronic components distributor overall in North America, out of an industry group that numbers more than 1,000 distributors.

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

The Electronics and Electronics Distribution Industries
-------------------------------------------------------

The electronics industry is one of the largest industries in the United States. Industry associations estimated that worldwide consumption of semiconductors was $141 billion in 2002, $166 billion in 2003 and $213 billion in 2004. While worldwide consumption of semiconductors grew significantly (28%) during 2004 as compared to 2003, the Company believes that the increase primarily resulted from growth outside of North America due to the increasing amount of procurement and manufacturing moving offshore. The growth of the electronics and the electronics distribution industries has been driven by increased demand for new products incorporating sophisticated electronic components, such as cellular phones, handheld and PDA products, security and surveillance equipment, laptop computers, home office and portable equipment, wireless products, networking and communications products, satellite products, infrastructure equipment and appliances for the Internet, voting and gaming machines, point-of-sale equipment and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, automotive, consumer and military products.

The three product groups included in the electronic components subsegment of the electronics industry are semiconductors, passive/electromechanical components, and systems and computer products (such as PCs, servers, disk drives, terminals and computer peripherals). The Company believes that semiconductors and passive/electromechanical products currently account for approximately two-thirds of the electronic components distribution marketplace, while systems and computer products account for the remainder. The Company only participates in the distribution of semiconductors and passive/electromechanical products which account for two of the three industry product groups.

Distributors are an integral part of the electronics industry. The Company estimates that between $27 and $32 billion of electronic components were sold through distribution in North America during 2004. Original equipment manufacturers and most of the smaller contract electronics manufacturers which utilize electronic components continue to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for original equipment manufacturers and contract electronics manufacturers, offering a much broader line of products, rapid or scheduled deliveries, incremental quality control measures and more support and supply chain management services than individual electronic component manufacturers. Management believes that original equipment manufacturers and most of the smaller contract electronics manufacturers will continue to demand greater service and to increase quality requirements, and that original equipment manufacturers, contract electronics manufacturers and electronic component manufacturers will continue to be dependent on distributors in the future.

Electronic component manufacturers are under similar pressure to allocate a larger share of their resources to research, product development and manufacturing capacity as technological advances continue to shorten product lifecycles. Electronic component manufacturers sell directly to only a small number of their potential customers. This small segment of their customer base accounts for a large portion of the total available revenues. It is not economical for component manufacturers to provide a broad range of sales support services to handle the large amount of customers that account for the balance of available revenues. As stocking, marketing, and financial intermediaries, distributors relieve component manufacturers of a portion of the costs associated with stocking and selling their products while providing geographically dispersed selling, order processing and delivery capabilities. With their expanded technology and service capabilities, large distributors have now become a reliable means for component manufacturers to outsource their sales, marketing, customer service and distribution functions. This trend particularly benefits larger distributors with nationwide distribution capabilities such as the Company, as manufacturers continue to allocate a larger amount of their customer base to a more limited number of full service distribution companies.

A prevalent trend in the electronics distribution industry has been the consolidation of distribution companies. The Company believes that this consolidation has to date created, and will continue in the future to create, growth opportunities for the Company. Consolidation among distributors causes customers to experience an increased concentration in their approved vendor base. As a result, the Company believes that some customers will either replace a consolidated distributor with a different distributor or redistribute a portion of their purchasing across their distribution network. Accordingly, through consolidation the Company has increasing opportunities to add customers and/or do more business with existing customers. Similarly, as a result of consolidation, many suppliers have either lost a distributor or become a much less significant supplier to the consolidated distribution company. As a result of this impact from consolidation, the Company believes that suppliers have recently added, and will continue in the future to add, new distributors to their distribution networks. Management believes that the Company has benefited from, and will continue to benefit in the future from, the consolidation that has occurred and any additional consolidation that may occur.

Business Strategy
-----------------

The Company's long-term strategy is to achieve growth by expanding its markets, increasing its customer base and selling more to its existing customers. The Company began seeing signs that a recovery of the electronics industries in North America was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. These signs of improvement continued through the second quarter of 2004. Since the end of the second quarter of 2004 industry conditions have softened and we have experienced a decline in our sales levels. Management believes that in the third quarter of 2004 customers began reducing their purchasing in response to increased inventory levels at the customer base and a slight slowdown in end markets. Based on current market conditions and our sales results thus far in 2005, we expect that softness may continue. Accordingly, the Company's strategy is to gain market share by: (i) taking advantage of industry consolidation, (ii) increasing the number of customers it sells to, (iii) increasing sales to existing customers by selling more of its current product offerings and by continuing to add new suppliers and expand its product offerings and service capabilities and (iv) expanding to markets outside North America. While management believes that it may be able to increase market share and profitability in the future, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

Expansion

During 2003 as part of its plan to expand its markets and provide enhanced services beyond the boundaries of North America, the Company began operations in the United Kingdom including a stocking location in the London area; began sales operations in Northern Asia with the opening of an office in Seoul, South Korea and started operations in Southeast Asia as well. During 2004, the Company further expanded its offshore presence with the addition of operations in Hungary and added people in China and the United Kingdom. However, based on current staffing and locations, the Company believes that its offshore presence is still developing.

Increasing Product Offerings

The Company intends to continue its efforts to increase the number and breadth of its product offerings, thereby allowing it to attract new customers and to represent a larger percentage of the purchases being made by its existing customers. The Company believes that some suppliers have recently added, and will continue in the future to add, new distributors to their distribution networks. New supplier relationships generally require up-front investments that could take substantial time to provide a return.

Service Capabilities

During the past several years, customers have been reducing their approved vendor base in an effort to place a greater percentage of their purchases with fewer, more capable distributors. As part of its overall strategy to increase market penetration, the Company has endeavored to develop and expand its state-of-the-art service capabilities. The Company refers to these service capabilities as "distribution technology." The Company believes that it has developed service capabilities comparable to some of the largest distributors in the industry, which service capabilities the Company believes are not yet readily available at many distributors of comparable size to the Company. The Company further believes that these capabilities are not generally made available by the largest distributors to middle market customers, which represent the vast majority of the Company's customer base. See "Competition." Management believes that smaller distributors generally do not have the ability to offer as broad an array of services as the Company. The Company differentiates itself from its competition by making state-of-the-art distribution technology available to both large and middle market customers. Although the Company believes that this differentiation will assist the Company's growth, there can be no assurance that such differentiation exists to the extent that the Company currently believes or that it will continue in the future.

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

In order to further enhance its service capabilities, the Company also expanded its Field Application Engineer Program. Additionally, the Company opened the All American Technical Center, which is staffed with design specialists that can assist our sales force and our field application engineers when a higher level of expertise is needed. The All American Technical Center staff also works on creating reference designs and design tools to assist customers and suppliers. These programs are intended to generate sales by providing customers with engineering support and increased service at the design and development stages. These programs are also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is helpful in increasing sales and attracting new suppliers.

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

Products
--------

Active and Passive/Electromechanical Products

The Company markets semiconductor, passive and electromechanical products. Semiconductors, which are active components, respond to or activate upon receipt of electronic current. Active products include transistors, diodes, memory devices, microprocessors, microcontrollers, other integrated circuits, active matrix displays and various board-level products. Passive/electromechanical components, on the other hand, are designed to facilitate completion of electronic functions. Passive products include capacitors, resistors and inductors. Electromechanical products include power supplies, cable, switches, connectors, filters and sockets. Virtually all of the Company's customers purchase both active and passive/electromechanical products.

Flat Panel Display Products

The Company believes that one of the faster growing segments of the electronics industry will result from the expanded utilization of flat panel displays. Flat panel displays are commonly used in laptop computers, computer monitors and televisions and are rapidly replacing standard cathode ray tubes in a variety of applications, including medical, industrial and commercial equipment, as well as personal computers, televisions, automated teller machines, gaming machines and video monitors. In addition to replacing cathode ray tubes in traditional applications, as a result of the lower power requirements and reduced space needs of flat panel displays, the advent of flat panels is enabling the implementation of display applications that were not achievable with cathode ray tubes, such as laptop and palmtop computers, handheld and portable products, voting machines, point-of-sale equipment and advertising displays.

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

The Company has addressed the flat panel display market in several ways. First, the Company has assembled a comprehensive offering of flat panel display products, including products from manufacturers of flat panel displays, as well as manufacturers of the necessary support products such as back-light inverters, driver boards, cabling and touch-screen filaments. The second aspect in addressing the flat panel display market is to develop the technical support necessary to assist customers with integrating flat panel displays into their applications. In response to the growing need for support of flat panel display business the Company has created a Display Solutions Group which is a separate group within the Company dedicated entirely to the support of flat panel display opportunities. Through its Display Solutions Group, the Company has expanded its internal staff as well as developed relationships with independent subcontractors, referred to as integrators, in many different geographic locations. This strategy enables the Company to offer a broad selection of products, services and solutions needed to service the varying levels of support required by the customer base.

To broaden its participation in the display market, the Company recently created a Portable Products Group to address the rapidly growing market for portable products such as cellular phones, PDAs, scanners and navigation equipment. Additionally, to further enhance our support for flat panel display applications as well as to address other markets, the Company has recently expanded its staff and integration services support and added multiple suppliers of single-board computers, referred to as embedded computer solutions, to its product offering. These single-board computer products simplify the design process for companies that are utilizing flat panel displays and for other OEM applications as well. The investments related to the expansion of our support for display applications, integration services support and expanded product offering could take time to provide a return. The investments for our support for flat panel displays are predominantly additions to staff.

Memory Modules

The Company also sells memory modules under the Aved Memory Products label. These modules, which are designed by the Company, are manufactured by third party companies. Memory products, which include the memory module subsegment, represent one of the larger product sectors of semiconductor revenues. Memory modules facilitate the incorporation of expanded memory in limited space. In addition to Aved Memory Products, the Company has other suppliers of memory module products.

Customers
---------

The Company markets its products primarily to original equipment manufacturers in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; office and home office equipment; cellular and portable products; wireless products; networking, satellite and other communications products; Internet infrastructure equipment and appliances; automobiles and automotive subsystems; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; security and surveillance equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services providers, who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 12,000 accounts. During 2004, no customer accounted for more than 7% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business. However, the loss of, or significant disruption in relationships with, more than one of the Company's larger customers or a significant number of other customers in a short period of time could have a material adverse impact on the Company's financial condition and results of operations. See "Revenue Recognition" in Note 1 to Notes to Consolidated Financial Statements for a general discussion regarding customer payment terms, return policies and consignment arrangements.

Sales and Marketing
-------------------

Overall Strategy

The Company differentiates itself from its competitors in the marketplace by the combination of products and services that it can provide to its customers. The Company is a broad-line distributor offering over 65,000 different products representing approximately 85 different manufacturers. In addition, the Company employs a decentralized management philosophy whereby branch managers are given latitude to run their operations based on their experience within their particular regions and the needs of their particular customer base. This decentralization results in greater flexibility and a higher level of customer service. Thus, the Company believes it can provide the broad product offering and competitive pricing normally associated with the largest national and global distributors, while still providing the personalized service levels usually associated only with regional or local distributors. As a result of its size and capabilities, the Company brings to the middle market customers a level of service capabilities that the smaller distributor cannot provide.

The Company's marketing strategy is to be a preferred and more significant distribution partner for all middle market customers. The Company is achieving this by providing a broader range of products and services than is available from smaller and comparably sized distributors, and a higher level of attention than these customers receive from the larger distributors. In addition, the Company continues its efforts to become a more significant distribution partner for the top tier customers by focusing on a niche of suppliers and products not emphasized by the larger distributors while providing the high level of quality, service and technical capabilities required to do business with these accounts.

The Company's marketing strategy also includes its e-commerce capabilities through its web site functionality and its portal capabilities to enable its customers to utilize the services available from the Company's strategically selected e-commerce partners.

Marketing Techniques

As part of the Company's marketing strategy, the marketing department is based in Silicon Valley near the headquarters of the vast majority of the industry's supplier base. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders; (ii) advertising in various national industry publications and trade journals; (iii) general advertising, sales referrals and marketing support from component manufacturers; (iv) the Company's telemarketing efforts; and (v) a web site and portals on the Internet. The Company also uses its expanded service capabilities, its Field Application Engineer Program, Display Solutions Group, Supply Chain Management capabilities and its status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities", "Flat Panel Display Products" and "Suppliers."

Sales Personnel

As of March 1, 2005, the Company employed 338 people in sales on a full-time basis, of whom 117 are field salespeople, 122 are inside salespeople, 61 are in management, 18 are in administration and 20 are engineers in the Field Application Engineer Program. The Company also had 8 sales representatives covering various territories where the Company does not have sales offices. Salespeople are generally compensated by a combination of salary and commissions based upon the gross profits obtained on their sales. Each branch is run by a general manager who reports to a regional manager. The regional managers report either to an area manager or directly to the Company's Senior Vice President of Sales and Marketing. The area managers report directly to the Company's Senior Vice President of Sales and Marketing. Area, regional and general managers are compensated by a combination of salary and incentives based on achieving gross profit goals.

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

As part of its plan to expand its markets and provide enhanced services beyond the boundaries of North America, the Company began operations in Scotland, England, South Korea, Malaysia, China and Hungary. See "Business
Strategy-Expansion."

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

Foreign Sales

Sales to customers' locations in foreign countries aggregated approximately $69.7 million, $41.2 million, and $35.4 million for 2004, 2003 and 2002. Due to the Company's global expansion initiatives, sales to customers' locations in foreign countries may increase in the future. See "Business Strategy-Expansion." Also see Note 14 to Notes to Consolidated Financial Statements which provides a breakdown of the Company's sales by geographic area and location of the Company's long-lived assets.

Backlog
-------

As is typical of distributors, the Company has a backlog of customer orders. These orders are generally cancelable by the customer. At December 31, 2004, the Company had a backlog of $69 million, compared to a backlog of $68 million at December 31, 2003 and $44 million at December 31, 2002. During periods when product is readily available, or when product excesses exist, customers keep much lower levels of product on order as delivery times are short and prices are often declining. As lead times begin to stretch and certain product groups start becoming allocated by suppliers, customers begin increasing the amount of their scheduled orders. Conditions of tight supply often result in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking). When product availability improves, customers begin to have more inventory than they require and the industry typically experiences backlog cancellations and inventory corrections.

A growing amount of the Company's customers are managing their business through forecasts in lieu of placing hard orders with the Company. As a result, the correlation between backlog and future sales is changing. In addition, the Company has increased its practices of electronic data interchange transactions where the Company purchases inventory based on electronically transmitted customer forecasts that may not become an order until the date of shipment and, therefore, may not be reflected in the Company's backlog.

The Company believes that a substantial portion of its backlog represents products due to be delivered within the next three months. Historically, approximately 30% of the backlog relates to purchase orders which call for scheduled shipments of inventory over a period of time, with the balance representing products that are on back-order with suppliers. The scheduled shipments enable the Company to plan purchases of inventory over extended time periods to satisfy such requirements. For the reasons stated above, the correlation of backlog to future sales is less of an indicator than historically. The Company's backlog was $69 million at December 31, 2004 and increased to $74 million at February 28, 2005. The Company's backlog was $85 million at February 29, 2004.

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

Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of assisting customers in designing-in the suppliers' products at the customer base. To address this requirement, the Company has a Field Application Engineer Program which is currently staffed with 12 engineers.

Almost all distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 2004, the Company's three largest suppliers accounted for 21%, 7% and 4% of consolidated purchases. See Note 13 to Notes to Consolidated Financial Statements. While most of the products that the Company sells are available from other sources, the Company's future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. While the Company believes that the loss of a key supplier, particularly its largest supplier, could have a material adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. However, if the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of, or significant disruption in relationships with, any of the Company's larger suppliers, particularly its largest supplier, or a significant number of other suppliers in a short period of time could have a material adverse impact on the Company's financial condition and results of operations. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

The vast majority of the Company's inventory is purchased pursuant to its distribution agreements. The Company does not generally purchase product for inventory unless it is a commonly sold product, there is an outstanding customer order or forecast to be filled, a special purchase is available or unless it is an initial stocking package in connection with a new line of products. As a result of the Company's strategy in how it has positioned itself in a rapidly consolidating industry, the Company has been successful in attracting new suppliers. In connection with adding new suppliers, the Company acquires new stocking packages. These new stocking packages typically take time to become productive. While management believes that these new product lines and the resulting stocking packages should provide growth opportunities in the future, there can be no assurance that this strategy will be successful.

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

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose) and leases a 5,200 square foot facility near Denver, Colorado which is dedicated to certain value-added services and a regional distribution center. In 2005, the Company will be transitioning most of these Denver-based value-added services to its Miami, Florida facility. In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division and certain of its Display Solutions Group operations.

The Company also leases approximately 20,000 square feet of space in San Jose, California to house its west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 12,000 square feet of the space is being used for corporate sales and marketing operations as well as other corporate offices including the office of the President and Chief Executive Officer of the Company; and 8,000 square feet of the space is being utilized for the local sales operation.

In addition, the Company leases space for its other sales offices, which offices range in size from approximately 200 square feet to 10,000 square feet. See "Sales and Marketing-Sales Office Locations."

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

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities and to participate in e-commerce, the Company has continually been expanding, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades. During 2005 a new enterprise resource planning (ERP) system is expected to be placed into service to meet its computer needs. The Company believes that these systems enhancements should assist the Company in increasing sales, improving efficiencies and providing the potential for further profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved and that the Company's new system will be adequate. Furthermore, there can be no assurance that when the new system is placed into service there will not be a deterioration in service both to the Company's employees as well as to the Company's customers and suppliers.

Warranties
----------

The Company generally does not offer express warranties with respect to any of its products, instead passing on only those warranties, if any, granted by its suppliers. However, there may be instances where a customer might be able to enforce an express or implied warranty claim against the Company with respect to products manufactured by the Company's suppliers. With respect to products manufactured or assembled by third party companies for Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service. The Company periodically evaluates its warranty exposure based upon its review of the experience and expected obligations associated with the warranty.

Foreign Manufacturing and Trade Regulation
------------------------------------------

A significant number of the products sold by the Company are manufactured by foreign companies. The vast majority of these products are purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. The Company purchases a limited amount (less than 7% of total purchases for 2004) of products offshore. This offshore purchasing activity may increase in the future.

The Company and its ability to sell at competitive prices could be adversely affected by increases in tariffs or duties, changes in trade treaties, currency fluctuations, economic, political or financial turbulence abroad, strikes or delays in air or sea transportation, and possible future United States legislation with respect to pricing and import and export quotas on products to or from foreign countries. The Company's ability to be competitive in or with the sales of imported components could also be affected by other governmental actions and policy changes related to, among other things, anti-dumping and other international anti-trust legislation and currency fluctuations. The Company believes that these factors may have had an adverse impact on its business during past years, and there can be no assurance that such factors will not have a more significant adverse effect on the Company in the future. Since substantially all of the Company's purchases from foreign companies are still transacted with United States subsidiaries or affiliates of these foreign manufacturers, substantially all of the Company's purchases are paid for in U.S. dollars.

Employees
---------

As of March 1, 2005, the Company employed 566 persons, of whom 338 are involved in sales and sales management; 69 are involved in marketing; 59 are involved in the distribution centers and clerical; 39 are involved in operations; 12 are involved in management; 31 are involved in accounting and credit; and 18 are involved in information technology. None of the Company's U.S. employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

Competition
-----------

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater name recognition and assets and possess greater financial, personnel and other resources than does the Company. The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales that exceed $10 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors with offices in multiple cities within the United States and local distributors with just one location. With sales offices in the United States located in 31 cities in 21 states, the Company generally competes as a national distributor. Additionally, the Company has operations in Canada, Mexico, Europe and Asia. See "Business Strategy - Expansion."

The Company, which was recognized by industry sources as the 4th largest distributor of semiconductors and the 9th largest electronic components distributor overall in the United States, believes that its primary competition comes from the top 50 distributors in the industry. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; small accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top distributors as a result of the product offerings, global support structure, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business of these major industry customers by seeking to provide the very best service and quality and by focusing on suppliers and products that are not emphasized by the top distributors, or are fill-in or niche products. With its expanded product offering and service capabilities and its quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top distributors for the middle and emerging market customer base is not as strong since the largest distributors focus their efforts and resources on the major account base. For this reason, the Company has focused strong efforts on servicing this middle and emerging market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors; by seeking to offer a broader product base and more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to middle and emerging market companies a greater level of service than is offered to them by the major national and global distributors. The Company believes that today the top distributors continue their efforts to penetrate the middle market customer base more than they have in the past.

There has also been an increase in competition from brokers, lately being referred to as independent distributors. Additionally, there has been an emergence of competition from the advent of third party logistics and fulfillment companies. There has also been an emergence of businesses commonly referred to as e-brokers and e-exchanges and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand from multiple customers to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America the Company believes that the total available distribution market in North America is being reduced as procurement channels increase in Asia and Europe. There can be no assurance that the Company will be able to defend its market share against existing competition or that new competition will not emerge or that the total available distribution market will not decline.

ITEM 2.  Properties
-------  ----------

See "Item 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 11 to Notes to Consolidated Financial Statements.

ITEM 3.  Legal Proceedings
-------  -----------------

The Company is from time to time involved in litigation primarily relating to claims arising out of its operations in the ordinary course of business. Some of these claims are covered by insurance or, if they relate to products manufactured by others for which it distributes, the Company would expect that the manufacturers of such products would indemnify the Company as well as defend such claims on the Company's behalf to the extent provided for under its agreement with the manufacturer, although no assurance can be given that any manufacturer would do so. There has been a recent trend throughout the United States of increased litigation over various employee and intellectual property matters. While the Company is presently involved in certain litigation relating to such matters, the Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. The Company believes, however, that the costs associated with such matters may increase in the future. There can be no assurance that a particular litigation will not have a material adverse impact on the Company's financial condition and results of operations in the future.

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

On October 15, 2004, the Company held its 2004 annual meeting of shareholders. The information required to be reported in this Item 4 has been previously reported and reference is made to Item 4 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------  ----------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

Sales Prices of Common Stock
----------------------------

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                         High                  Low
----------------------                         ----                  ---

2003
----
First Quarter                                  $2.39                $1.86
Second Quarter                                  3.47                 1.80
Third Quarter                                   4.75                 2.65
Fourth Quarter                                  5.24                 3.61

2004
----
First Quarter                                   7.62                 4.31
Second Quarter                                 11.58                 4.94
Third Quarter                                   9.77                 5.27
Fourth Quarter                                  6.95                 5.52

2005
----
First Quarter (through March 18, 2005)          6.97                 4.44


As of March 18, 2005, there were approximately 250 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that, based upon information provided by its transfer agent, it has over 3,400 beneficial holders of its common stock.

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

Dividend Policy
---------------

The Company has never declared or paid cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. It is not anticipated, however, that the Company will pay cash dividends on its common stock in the foreseeable future, inasmuch as it expects to employ all available cash in the Company's operations and future growth of its business. In addition, the Company's revolving line of credit facility prohibits the payment of any dividends. See Note 6 to Notes to Consolidated Financial Statements.

Sales of Unregistered Securities
--------------------------------

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 2004 except as follows:

Pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended, the Company granted during the quarter ended December 31, 2004 stock options to purchase 4,000 shares of the Company's common stock to 4 individuals at an exercise price of $6.13 per share. The stock options vest over a two-year period and are exercisable over a ten-year period. The stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. See Note 8 to Notes to Consolidated Financial Statements.

ITEM 6.  Selected Financial Data
-------  -----------------------

The following selected consolidated financial data for the Company for and as of the years 2000 through 2004 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2004, see Note 3 to Notes to Consolidated Financial Statements.

Statement of Operations Data

Years Ended December 31                         2004             2003             2002             2001             2000
------------------------------------------------------------------------------------------------------------------------
Net Sales (1) ......................   $ 409,421,000    $ 311,529,000    $ 332,047,000    $ 381,111,000    $ 516,155,000
Cost of Sales (2) ..................    (340,612,000)    (253,933,000)    (271,304,000)    (318,363,000)    (409,934,000)
                                       -------------    -------------    -------------    -------------    -------------
Gross Profit .......................      68,809,000       57,596,000       60,743,000       62,748,000      106,221,000
Selling, General and
  Administrative Expenses (3) ......     (60,613,000)     (53,976,000)     (56,655,000)     (74,213,000)     (78,368,000)
Impairment of Goodwill .............               -                -                -         (895,000)               -
                                       -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations .......................       8,196,000        3,620,000        4,088,000      (12,360,000)      27,853,000
Interest Expense (4) ...............      (3,750,000)      (2,648,000)      (3,138,000)      (8,657,000)      (8,642,000)
Other Income - Net (5) .............       1,081,000                -        2,220,000                -                -
                                       -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes ...       5,527,000          972,000        3,170,000      (21,017,000)      19,211,000
Income Tax (Provision) Benefit .....      (2,320,000)        (426,000)      (1,287,000)       7,424,000       (8,096,000)
                                       -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before
  Discontinued Operations ..........       3,207,000          546,000        1,883,000      (13,593,000)      11,115,000
Discontinued Operations:
  Income from Operations (6) .......               -                -                -          362,000           84,000
  Loss on Disposal (7) .............               -                -                -       (9,344,000)               -
                                       -------------    -------------    -------------    -------------    -------------
Net Income (Loss) ..................   $   3,207,000    $     546,000    $   1,883,000    $ (22,575,000)   $  11,199,000
                                       =============    =============    =============    =============    =============

Basic Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations ..........          $  .84           $  .14           $  .49           $(3.52)          $ 2.90
  Discontinued Operations ..........               -                -                -            (2.33)             .02
                                              ------           ------           ------           ------           ------
  Net Income (Loss) ................          $  .84           $  .14           $  .49           $(5.85)          $ 2.92
                                              ======           ======           ======           ======           ======

Diluted Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations ..........          $  .78           $  .14           $  .49           $(3.52)          $ 2.68
  Discontinued Operations ..........               -                -                -            (2.33)             .02
                                              ------           ------           ------           ------           ------
  Net Income (Loss) ................          $  .78           $  .14           $  .49           $(5.85)          $ 2.70
                                              ======           ======           ======           ======           ======

Balance Sheet Data

December 31                                     2004             2003             2002             2001             2000
------------------------------------------------------------------------------------------------------------------------
Working Capital ....................   $  94,132,000    $  63,212,000    $  54,670,000    $  86,569,000    $ 159,644,000
Total Assets .......................     147,466,000      122,373,000      104,578,000      144,122,000      250,219,000
Long-Term Debt, Including
  Current Portion ..................      77,656,000       55,200,000       41,220,000       76,075,000      128,124,000
Shareholders' Equity ...............      23,014,000       19,180,000       18,825,000       17,025,000       39,598,000
Book Value Per Common Share ........           $5.91            $5.10            $4.93            $4.21            $9.80

-------------------------

(1) Net sales including sales generated by the Company's Aved Display Technologies (ADT) and Integrated Display Technologies (IDT) divisions and the related turnkey support business which were discontinued in 2001 were $388,109,000 for 2001 and $522,183,000 for 2000.

(2) 2001 includes non-cash inventory write-offs of $13,375,000.

(3) 2001 includes non-cash write-offs of accounts receivable of $5,220,000.

(4) Interest expense for 2001 includes write-downs of deferred financing fees of approximately $448,000.

(5) Other income for 2002 reflects the combined value of cash and stock received by the Company in consideration for releasing the then-existing indebtedness of a customer, together with lease payments that the Company collected from certain leases that were pledged to the Company as collateral, all of which aggregated $2,220,000 after deducting related legal expenses associated with the transaction. Other income for 2004 represents monies the Company received as a result of prevailing in a contract litigation initiated in 2001. See Note 10 to Notes to Consolidated Financial Statements.

(6) Reflects income from discontinued operations of $362,000 (net of $208,000 income tax provision) for 2001 and $84,000 (net of $61,000 income tax provision) for 2000 relating to management's decision to discontinue the ADT and IDT divisions as well as the related turnkey support business.

(7) Reflects a loss on disposal of $(9,344,000) (net of $5,367,000 income tax benefit) for 2001 primarily made up of the write-offs of $4,488,000 of inventory and $7,442,000 of accounts receivable.

(8) Weighted average common shares outstanding for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were 3,836,002, 3,793,347, 3,849,553,
    3,856,813, and 3,828,978 for basic earnings per share and were 4,128,049, 3,882,199, 3,850,002, 3,856,813, and 4,140,579 for diluted earnings per share.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

This discussion should be read in conjunction with "Item 6. Selected Financial Data" and Notes to Consolidated Financial Statements contained in this report.

Overview
--------

The Company began seeing signs that a recovery of the electronics industries in North America was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. These signs of improvement continued through the second quarter of 2004 as sales for the second quarter of 2004 represented the Company's fifth sequential quarterly sales increase. At the end of the second quarter, however, the industry began slowing and the Company has experienced sequential declines in its sales levels. Management believes that in the third quarter of 2004 customers began experiencing increases in inventory levels as end markets were not growing as fast as expected and product availability was not as tight as originally anticipated. In response, during the third quarter of 2004 customers began reducing their purchasing levels. Our backlog of customer orders, which grew from $68 million at December 31, 2003 to $86 million at June 30, 2004, began to trend downward during the third quarter of 2004 and was $69 million at December 31, 2004.

In 2004, the global semiconductor market was $213.0 billion compared to $166.4 billion for 2003, representing a 28% increase. The growth experienced in 2004 was across all regions. The second half of 2004, however, reflected a deceleration in the growth rate for the global semiconductor industry. The global semiconductor market grew 32%, 40%, 28% and 15% year over year for each of the first through the fourth quarters of 2004 as compared to the same periods of 2003. While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will be higher in foreign markets. To support this trend, the Company is continuing its efforts to increase its offshore presence. The Company has operations in the United Kingdom and Hungary to support European markets and in Korea, Malaysia and China to support Asian markets. The Company expects to expand further into these territories. Sales to customer locations in European and Asian markets aggregated $39 million for 2004 compared to $17 million for 2003. There can be no assurance that the Company will achieve any growth in any particular market in the future.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue for the Company is typically recognized at time of shipment as the Company does not have any performance obligations beyond shipment to its customers. Prices for purchases are negotiated by the Company with its suppliers. Prices for sales are negotiated by the Company with its customers. Customers are typically required to pay the Company for sales within 30 days of shipment to the customer. The Company offers rebates to certain customers based on the volume of products purchased. The Company follows Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" and, accordingly, any rebate obligations are deducted from revenues. In addition, while substantially all of the Company's sales are final, a very limited number of customers have contractual rights to return product based upon a percentage of their purchases. Furthermore, from time to time as a result of special and/or extenuating circumstances, a very small amount of sales are returned. As a result, the Company reserves for returns as a deduction against revenues. The amount of the reserve is primarily based upon historical experience and is reviewed and adjusted as appropriate. Most of the Company's product sales come from products that it purchases from a supplier and holds in inventory. A portion of the Company's business is drop-shipments which involve shipments directly from its suppliers to its customers. In all transactions, the Company is responsible for negotiating price both with the supplier and customer, payment terms by the Company to the supplier, establishing payment terms with the customer to the Company, and product returns from the customer to the Company, and the Company has the risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue on a drop-shipment when the Company is notified by the supplier that the product has been shipped. The Company also maintains consignment inventory. Under consignment programs product is shipped to a consignee customer so that such product is available for the consignee's use when they are required. The consignee may or may not be obligated to purchase the consigned inventory and in some instances maintains a right to return unused product that is shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company's consignee customer that the customer has accepted title of and consumed the inventory that was shipped initially on consignment. The product shipped on consignment in which title has not been accepted by the customer is included in the Company's inventories and is not included in revenue.

The Company's accounts receivable are due from a broad range of customers. The Company extends credit based on ongoing evaluations of its customers' financial condition and payment history. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' creditworthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers, which generally provide for price protection and obsolescence credits, inventories are written-down to market value. Due to the large number of transactions and the complexity of managing the process around price protections and obsolescence credits, estimates, based upon assumptions about future demand, selling prices and market conditions, are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize in the future all or part of its deferred tax assets, which aggregated $2,004,000 at December 31, 2004, an adjustment to the deferred tax assets would be necessary and charged to income.

The Company calculates a postretirement benefit obligation using actuarial life expectancy tables and an assumed discount rate. If the assumptions used in this calculation change, an adjustment to the postretirement benefit obligation may be required.

The Company is subject to proceedings, lawsuits and other claims related to labor, product, intellectual property, environmental and other matters which arise in the ordinary course of business. In determining loss contingencies, we evaluate the likelihood of the loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of such loss. We accrue for an estimated loss contingency when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.

Results of Operations
---------------------

Overview

The following table sets forth for the years ended December 31, 2004, 2003 and 2002, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales. All percentages are based on net sales.

                                                                   Items as a Percentage
                                                                       of Net Sales
                                                               ------------------------------
                                                                        Years Ended
                                                                        December 31
                                                               ------------------------------
                                                                 2004        2003        2002
                                                               ------      ------      ------
Net Sales................................................       100.0%      100.0%      100.0%
Gross Profit.............................................        16.8        18.5        18.3
Selling, General and Administrative Expenses.............       (14.8)      (17.3)      (17.1)
Income from Operations...................................         2.0         1.2         1.2
Interest Expense.........................................        (0.9)       (0.9)       (0.9)
Other Income - Net.......................................         0.3           -         0.7
Income from Operations Before Income Taxes...............         1.4         0.3         1.0
Income Tax Provision.....................................        (0.6)       (0.1)       (0.4)
Net Income...............................................         0.8         0.2         0.6

-------------------


Comparison of Years Ended December 31, 2004 and 2003
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2004 were $409.4 million, representing a 31.4% increase from net sales of $311.5 million for 2003. The increase in sales for 2004 compared to 2003 reflects improved industry conditions. This improvement in sales was realized by almost all of the Company's locations. Sales began to slow down during the second half of 2004 compared to sales for the first half of 2004. Management believes that in the third quarter of 2004 customers began experiencing increases in inventory levels as end markets were not growing as fast as expected and product availability was not as tight as originally anticipated. In response, during the third quarter of 2004 customers began reducing their purchasing levels. Management expects that the current slowdown may continue for part of 2005.

Gross Profit

Gross profit was $68.8 million for 2004, compared to gross profit of $57.6 million for 2003. The increase in gross profit was primarily due to the increase in net sales which more than offset the decline in gross profit margins. Gross profit margins as a percentage of net sales were 16.8% for 2004 compared to 18.5% for 2003. The decrease in gross profit margins reflects long-term strategic relationships with accounts that require aggressive pricing programs. Sales to these accounts grew 54.2% for 2004 compared to 2003. The decrease in gross profit margins also reflects a 55.9% increase in sales associated with low-margin, large volume transactions for 2004 compared to 2003. Additionally, profit margins were under downward pressure as a result of slight oversupply conditions that existed in the market in the second half of 2004. Downward pressure on our gross profit margins was further impacted by a change in our product mix. For 2004, sales of active products, which historically sell at lower margins than passive/electromechanical products, grew 36% from 2003 and represented 88% of total sales for 2004 compared to 85% of total sales in 2003. Management expects that the downward pressure on gross profit margins will continue as a result of the anticipation of a greater number of low-margin, large volume transactions in the future, the anticipation of an increase in sales to accounts that require aggressive pricing programs and the possibility that slight oversupply conditions may still exist.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased to $60.6 million for 2004 from $54.0 million for 2003. The increase in SG&A reflects an increase in variable compensation expenses of $2.0 million in 2004 over 2003 associated with the growth in sales and gross profit dollars as well as an increase in fixed compensation expenses of $1.8 million in 2004 over 2003. Additionally, the increase for 2004 over 2003 includes an increase in travel and entertainment expenses of $1.2 million. As industry conditions began improving in the third quarter of 2003, the Company strategically increased its personnel in North America in an effort to drive expansion and internal growth. Additionally, the Company added people to expand its support for display products. As a result, the Company's total employees increased 7% from 2003 to 2004. In response to the continuing trend of electronics manufacturing moving offshore, in 2004 the Company also increased its personnel in both Europe and Asia. The Company expects that its expansion of personnel and operations into these territories will continue. Due to the foregoing, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales improved to 14.8% for 2004 compared to 17.3% for 2003. The improvement in SG&A as a percentage of net sales reflects the increase in net sales as well as the benefits of our operating efficiencies as the increase in sales more than offset the increase in SG&A.

Income from Operations

Income from operations was $8.2 million for 2004 compared to $3.6 million for 2003. The significant increase in income from operations was due to the increase in sales and gross profit dollars as discussed previously, which increases more than offset the increase in SG&A described above.

Interest Expense

Interest expense increased to $3.8 million for 2004 from $2.6 million for 2003. The increase in interest expense resulted from an increase in our average borrowings. Our average borrowings increased by $21.1 million for 2004 when compared to 2003. The increase in average borrowings was due to increases in our inventory and accounts receivable levels. Our inventory increased to support the increased levels of sales beginning towards the end of 2003 and the growth in sales during the first half of 2004. At the same time, our accounts receivable also increased as a result of the increased sales levels during 2004. During 2004 the Company's effective interest rate was impacted by several factors. The Company's effective interest rate was adversely impacted by five interest rate hikes by the Federal Reserve Board between June 30, 2004 and December 31, 2004, which raised the Federal funds rate by 125 basis points. This adverse effect was offset by improvements in the pricing levels on borrowings under the Company's $85 million credit facility, as amended, which expires May 14, 2006 (the Credit Facility) and the repayment of fixed-rate debt utilizing borrowings under the Credit Facility at a lower rate. In connection with the interest rate charged under the Credit Facility, the Company improved from the third pricing level at the beginning of 2004, to the second pricing level effective in the middle of the second quarter of 2004 and to the first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. Furthermore, the repayment of $5.2 million of fixed-rate debt at 9% on June 14, 2004 utilizing borrowings under the Credit Facility at lower interest rates should continue to have a positive effect on interest expense when compared to the prior year. If the Federal Reserve continues to increase interest rates as anticipated, interest expense will increase. Interest expense for 2004 and 2003 included non-cash amortization of deferred financing fees of $361,000 and $208,000. Interest expense will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and Note 6 to Notes to Consolidated Financial Statements.

Other Income

In August 2004, the Company received $1.2 million, including accrued interest and attorney's fees, as a result of prevailing in a contract litigation initiated in August 2001. The Company has reflected the reimbursement of attorney's fees of $77,000 in selling, general and administrative expenses and the balance of $1,081,000 in other income on the Consolidated Statements of Income for the year ended December 31, 2004.

Net Income

Net income was $3.2 million or $.78 per share (diluted) for the year ended December 31, 2004, compared to $546,000 or $.14 per share (diluted) for the year ended December 31, 2003. Net income for 2004 reflects other income of $1.1 million on a pre-tax basis ($616,000 on an after-tax basis or $.15 per share (diluted)) as a result of prevailing in a contract litigation.

Comparison of Years Ended December 31, 2003 and 2002
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2003 were $311.5 million, compared to net sales of $332.0 million for 2002. The decrease was primarily attributable to an industry downturn and the negative impact from weak demand for electronic components. Another factor that contributed to the decrease in sales was the continuing trend for electronics manufacturing to move offshore where the Company has very limited sales presence. The negative industry conditions continued through the beginning of the third quarter of 2003. Conditions began improving during the latter part of the third quarter of 2003. Sales for the second half of 2003 increased by 19.7% over sales for the first six months of 2003. In addition to representing our third sequential quarterly increase in sales, the fourth quarter of 2003 was also the first quarterly period since the fourth quarter of 2002 where sales increased over the corresponding quarter of the prior year. In the fourth quarter of 2003 sales increased by 12.9% compared to the same period of 2002. In an effort to increase its offshore presence in response to the continuing trend of electronics manufacturing moving offshore, the Company established operations in the United Kingdom to support European markets and in Korea and Malaysia to support Asian markets.

Gross Profit

Gross profit was $57.6 million for 2003, compared to gross profit of $60.7 million for 2002. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margins as a percentage of net sales were 18.5% for 2003 compared to 18.3% for 2002. The slight improvement in gross profit margins for 2003 compared to 2002 reflected a 21.0% reduction in sales to accounts that require aggressive pricing programs, as well as a change in our product mix during 2003 versus 2002. Notwithstanding this slight improvement, there was continued pressure on gross profit margins reflecting the continued development of long-term strategic relationships with accounts that require aggressive pricing programs, as well as the continuing change in our product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased to $54.0 million for 2003 from $56.7 million for 2002. The improvement in SG&A reflected the reduction in variable expenses associated with the year over year decline in sales and gross profit dollars. In addition, the improvement reflected reductions in operating lease expenses as well as reductions in payroll costs and discretionary expenditures.

SG&A as a percentage of net sales was 17.3% for 2003 compared to 17.1% for 2002. The small increase in SG&A as a percentage of net sales for 2003 reflected the decline in sales which more than offset the absolute dollar improvement in SG&A.

Income from Operations

Income from operations was $3.6 million for 2003 compared to $4.1 million for 2002. The decrease in income from operations was due to the decline in sales and gross profit dollars as discussed previously, which decreases were substantially offset by the improvements in SG&A described above.

Interest Expense

Interest expense decreased to $2.6 million for 2003 from $3.1 million for 2002. The decrease in interest expense for 2003 compared to 2002 was due to decreases in our average borrowings and decreases in overall interest rates. Our average borrowings under our credit facility decreased by $5 million when comparing 2003 and 2002. The decrease in average borrowings occurred primarily during the first nine months of 2003 due to decreases in our inventory as well as a refund of income taxes. During the fourth quarter of 2003 our average borrowings increased by $9 million when compared to the third quarter of 2003 and by $12 million when compared to the fourth quarter of 2002. The increase in average borrowings for the fourth quarter of 2003 was due to increases in our inventory to support the increased level of sales towards the end of 2003 and an anticipated increase in sales for 2004. During the third and fourth quarters of 2003, the Company benefited from an improvement in its interest pricing levels associated with the then new Credit Facility which closed in May of 2003. Based upon the debt service coverage ratio as then defined in the Credit Facility and as calculated using the June 30, 2003 financial statements, the Company improved from the third pricing level to the first pricing level effective in the middle of the third quarter of 2003. This improvement resulted in a reduction of 100 basis points on the interest rates charged on the Company's borrowings under the Credit Facility. This improved rate continued through the middle of November 2003, at which point the pricing level again changed based on the September 30, 2003 financial statements. As of September 30, 2003 the debt service coverage ratio decreased and the Company reverted to the third pricing level effective from the middle of the fourth quarter of 2003 until the beginning of 2004. Due to the timing of the pricing level changes, interest expense was not significantly impacted for the fourth quarter and twelve months of 2003. Interest expense for 2003 included non-cash amortization of deferred financing fees of $208,000.

Net Income

Net income was $546,000 or $.14 per share (diluted) for the year ended December 31, 2003, compared to $1.9 million or $.49 per share (diluted) for 2002. Net income for 2002 includes other income of $1.3 million on an after-tax basis that primarily related to a partial payment in settlement of an accounts receivable that had been written-off in 2001.

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 2004 increased to $94.1 million from working capital of $63.2 million at December 31, 2003. The current ratio was 2.98:1 at December 31, 2004 compared to 2.19:1 at December 31, 2003. The increase in working capital was primarily due to increases in accounts receivable and inventory as well as a decrease in the current portion of long-term debt. Accounts receivable was $69.0 million at December 31, 2004 compared to $53.8 million at December 31, 2003.

The increase in accounts receivable reflects an increase in the level of sales towards the latter part of 2004 as compared to the latter part of 2003. The average number of days that accounts receivables were outstanding decreased to 57 days as of December 31, 2004 compared to 58 days as of December 31, 2003. Inventory levels were $67.6 million at December 31, 2004 compared to $58.2 million at December 31, 2003. The increase primarily reflects higher inventory levels needed to support the increased level of sales in 2004. Accounts payable was $41.1 million at December 31, 2004 compared to $41.9 million at December 31, 2003.

On June 14, 2004, the Company utilized available borrowings under the Credit Facility to repay in full $5.2 million of 9% subordinated debentures that had matured. This debt is reflected in the current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2003.

The Company has other subordinated debt with various maturities through 2015 aggregating approximately $779,000 and has an unfunded postretirement benefit obligation of approximately $1.1 million. See table below and Note 6 to Notes to Consolidated Financial Statements.

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock, available cash flow and other factors. The Company does not currently anticipate making stock repurchases. The Company did not repurchase any shares of its common stock during the year ended December 31, 2004. To date, the Company has repurchased 244,089 shares at an aggregate price of approximately $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose.

The Company's Credit Facility, which was entered into on May 14, 2003 and expires on May 14, 2006, was amended as of June 11, 2004 to increase that credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Credit Facility bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or (b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. The Company improved from the third pricing level under its Credit Facility at the beginning of 2004, to the second pricing level effective in the middle of the second quarter of 2004 and to the first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The positive impact on interest expense from the improved pricing levels was offset by the adverse effect from five interest rate hikes by the Federal Reserve Board between June 30, 2004 and December 31, 2004, which raised the Federal funds rate by 125 basis points. The effective interest rate on borrowings under the Credit Facility increased slightly for 2004 compared to 2003. In connection with the Credit Facility, interest expense for 2004 and 2003 included non-cash amortization of deferred financing fees of $361,000 and $208,000 and will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. The Company was in compliance with all covenants under the Credit Facility at December 31, 2004.

At December 31, 2004, outstanding borrowings under the Company's Credit Facility aggregated $75.0 million compared to $48.0 million at December 31, 2003. See
Note 6 to Notes to Consolidated Financial Statements.

Long-term debt, operating leases and other long-term obligations as of December 31, 2004 mature as follows:

                                                                    Payments Due by Period
                                                    -----------------------------------------------------
                                                      Less than                                 More than
Obligations                                 Total        1 year     1-3 years     4-5 years       5 years
---------------------------------------------------------------------------------------------------------
Long-term debt (1) ................   $76,593,000   $   705,000   $75,397,000   $   175,000   $   316,000
Operating leases ..................    11,100,000     3,400,000     4,500,000     1,100,000     2,100,000
Other long-term obligations (2) ...     1,063,000             -             -             -     1,063,000
                                      -----------   -----------   -----------   -----------   -----------
Total obligations .................   $88,756,000   $ 4,105,000   $79,897,000   $ 1,275,000   $ 3,479,000
                                      ===========   ===========   ===========   ===========   ===========

------------

(1) Reflected on the Company's Consolidated Balance Sheet as of December 31, 2004 and includes $74,958,000 under the Company's Credit Facility which matures on May 14, 2006.
(2) Reflected on the Company's Consolidated Balance Sheet as of December 31, 2004 and represents a postretirement benefit obligation.

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is expected to be approximately $2.8 to $3.5 million. At December 31, 2004, $798,000 associated with this ERP system has been reflected in property, plant and equipment - net and $264,000 has been reflected in other current assets on the Consolidated Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. At December 31, 2004, the outstanding balance under this arrangement was $856,000 which is payable in four equal quarterly installments of approximately $217,000 through January 1, 2006. The effective interest rate under this agreement is 1.9% per annum. In addition, the Company has arranged financing for an additional $1.9 million of the aggregate cost of the ERP system with another third party finance company, which financing arrangement is expected to have maturities through May 2008 based upon the Company's anticipated utilization of the financing arrangement and has an effective interest rate of 2.2% per annum.

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

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of December 31, 2004, the Company had made payments aggregating $26,000 under this guaranty as a result of nonpayments of rental amounts by lessees, which nonpayments have continued subsequent to the balance sheet date. The Company plans to seek recovery from the lessees for any amounts that the Company pays under its guaranty. There can be no assurance, however, that the Company will be successful in recovering any amounts paid under its guaranty. At December 31, 2004 the maximum additional exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $303,000 with a net present value of $278,000.

Inflation and Currency Fluctuations
-----------------------------------

The Company does not believe that inflation significantly impacted its business during 2004; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. The Company believes that currency fluctuations could adversely impact its financial results in the future if the Company increases transactions in foreign currencies and/or adds offshore infrastructure which is paid for in foreign currencies. The Company believes that currency fluctuations could have adverse effects on its business if the impact from those currency fluctuations makes components manufactured abroad too expensive, causes limitations in customer productions due to unfavorable export conditions or causes the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects. In addition, foreign currency fluctuations could result in increasing the cost of goods of the Company or reducing its net sales as purchase and sale prices for the Company's goods fixed in foreign currency may result in the cost of goods in U.S. dollars being greater when paid or net sales in U.S. dollars on payment for goods being less when received than anticipated when the price payable or to be received in foreign currency is originally fixed.

New Accounting Pronouncements Applicable to the Company
-------------------------------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal..." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 as of January 1, 2005. The effect of the adoption of SFAS 151 was not material.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (SFAS 153), effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement amends Accounting Principles Board (APB) Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS 153 as of January 1, 2005. The effect of the adoption of SFAS 153 was not material.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004)), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company will adopt SFAS 123 (revised 2004) for the fiscal quarter beginning July 1, 2005. The effect of the adoption of SFAS 123 (revised 2004) is not expected to be material.

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

We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry slowdown or downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors or, alternatively, the likelihood of an industry upturn or the period of time it will last. The electronic components distribution industry has historically been affected by general economic downturns, which have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. In addition, our industry directly depends on the continued growth of the electronic components industry and indirectly on the level of end-user demand for our customers' products. Due to changing conditions, our customer base has experienced and may in the future experience periods of inventory corrections which could materially adversely impact our results. Furthermore, the timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can affect demand for electronic components. In that regard, the Company has supported in the past and expects in the future to support new technologies and emerging markets, the failure of which to be accepted or grow could have a material adverse effect on our operating results. These market changes and factors have caused in the past, and will likely cause in the future, our operating results to significantly fluctuate.

We are dependent on a limited number of suppliers. If one or more of our largest suppliers chooses not to sell products to us, our operating results could suffer.

We rely on a limited number of suppliers for products which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements which are typically cancelable on short notice (generally 30 to 90 days). Products purchased from our three largest suppliers accounted for approximately 33% of our consolidated purchases during the calendar year ended December 31, 2004, of which 21% were purchased from one supplier. No other supplier accounted for more than five percent of our consolidated purchases during this period. While most of the products that we sell are available from other sources, our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. We believe that the loss of a key supplier (particularly our largest supplier) could have a material adverse impact on our business in the short term as we attempt to replace the products offered by that supplier with the products of other suppliers. However, if we were to lose our right to distribute the products of any particular supplier, there can be no assurance that we would be able to replace the products which were available from that particular supplier. Thus, the loss of, or significant disruptions in relationships with, any of our largest suppliers (particularly our largest supplier) or a significant number of other suppliers in a short period of time, could have a material adverse effect on our operating results.

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

As and to the extent market conditions improve, we will need to manage our expanding operations (including our developing European and Asian operations) effectively and successfully integrate into our operations that expansion and any new businesses or divisions which we may acquire or open. If we are unable to do so, particularly in instances in which we have made or make significant investments, our failure could have a material adverse effect on our operating results. We may be unsuccessful in growing and achieving satisfactory levels of profitability if we are unable to:

     - secure adequate supplies of competitive products on a timely basis and on commercially reasonable prices and other terms, especially in times of product allocations;
     -   expand sales to existing customers and increase our customer base;
     - turn our inventories and collect our accounts receivable fully and in a timely manner, especially with respect to customers in new technologies or in emerging markets and generally as a result of the weakened or any further weakening financial condition of certain customers (including several customer bankruptcies);
     - avoid obsolescence of inventory or devaluation of inventory as a result of adverse market conditions;
     - maintain our existing key supplier relationships as well as develop new relationships with leading suppliers of electronic components;
     - hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective inventory and credit controls;
     - effectively and fully utilize our level of personnel and facility and infrastructure overcapacity; and
     - invest to maintain and enhance our infrastructure, including telecommunications and information systems, enterprise resource planning (ERP) system, logistics services and our service capabilities, including "distribution technology".

A decline in gross profit margins arising from a change in market conditions or aggressive pricing programs could adversely affect our operating results.

During certain prior periods, we have experienced an increase in gross profit margins as a result of favorable market conditions in the electronic components distribution industry, including limited supply of certain products. However, there is no assurance that negative changes in the economic environment generally and/or in the electronic components industry in particular will not occur. Furthermore, we continue to develop long-term strategic relationships with accounts which have required aggressive pricing programs, as well as there is continued price competition for products sold by us. These and other factors (such as increases in low-margin, large volume transactions and a change in our product mix) could result in a decline in our gross profit margins, materially adversely affecting our operating results.

We may not be able to satisfy our funding requirements.

We currently anticipate needing to spend significant amounts of cash to: meet our working capital requirements (including to support increases in levels of inventory, as well as customer backlog, and accounts receivable as our level of sales increases); invest in capital equipment and infrastructure; upgrade our information and communication systems, including our new enterprise resource planning (ERP) system; acquire businesses or open divisions; or respond to increases in expenses and costs, unanticipated developments, increasing customer demands or competitive pressures. If we do not have enough cash on hand, cash generated from our operations and/or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies, particularly if our credit facility is not available to do so. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications and/or other actions can be made or taken at all.

Our global expansion initiatives may not be successful.

The Company has commenced global expansion initiatives in an attempt to increase its sales to customers' locations in foreign countries. Given the Company's limited experience in the international market and that the Company only fairly recently, and on a limited basis so far, commenced operations outside of North America, no assurance can be given that the Company's global expansion initiatives will be successful.

We are exposed to interest rate changes which could adversely affect our operating results.

We are exposed to interest rate changes with respect to our credit facility, which currently is based upon, at our option, the prime rate or LIBOR. No assurance can be given that interest rates will not continue to rise. Any material increase in the level of interest rates could materially adversely affect our operating results.

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

Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and other international antitrust legislation. In addition, adverse currency fluctuations could have the effect of making components manufactured abroad more expensive, cause limitations in customer productions due to unfavorable export conditions or cause our offshore suppliers to limit exports to the United States. In addition, foreign currency fluctuations could result in increasing the cost of goods to us or reducing our net sales as purchase and sale prices for our goods fixed in foreign currency may result in the cost of goods in U.S. dollars being greater when paid or net sales in U.S. dollars on payment for goods being less when received than anticipated when the price payable or to be received in foreign currency is originally fixed. Because we historically purchase substantially all of our products from United States subsidiaries and affiliates of foreign manufacturers, almost all of our purchases are paid for in U.S. dollars, which usually reduces or eliminates the potential adverse effects of currency fluctuations. However, in late 2002 we began purchasing a limited amount (less than 7% of total purchases for 2004) of our product offshore and this offshore purchasing activity may increase in the future. Accordingly, there can be no assurance that such factors could not have a material adverse effect on our operating results in the future.

Our global expansion initiatives expose us to a variety of risks which could adversely affect our operating results.

Our sales to customers' locations in foreign countries increased to $69.7 million for 2004 up from $41.2 million in 2003 due to our global expansion initiatives. Our global operations are subject to a variety of risks including the following:

     -   limited experience in markets outside of North America;
     -   foreign currency fluctuations;
     -   political and economic instability;
     -   the burden and cost of complying with foreign laws;
     -   changes to foreign laws and regulations;
     -   import and export duties and value added taxes;
     -   difficulty in staffing and managing foreign operations; and
     -   unpredictable sales cycles.

Our foreign subsidiaries currently conduct substantially all of their business in U.S. dollars. As we expand our global initiative we may be required to transact business in the local currency of the customers' location. Fluctuations in currency exchange rates could lead to a reduction in sales or profitability. To the extent revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuation in our operating results.

Our new enterprise resource planning (ERP) system could have an adverse effect on our operations.

Our operations could be adversely affected if and when the new ERP system is implemented if the new ERP system does not perform as anticipated. If there is a failed implementation of the new ERP system, then service to the Company's customers and suppliers could be adversely impacted. The strain on the Company's employees, as well as on its financial resources, may be significant for a period of time in connection with this new ERP system and the implementation thereof.

Our industry is subject to supply shortages. Any delay or inability to obtain components may have an adverse effect on our operating results.

During certain prior periods there have been shortages of components in the electronics industry and the availability of certain components have been limited by some of our suppliers. Although such shortages and allocations have not had a material adverse effect on our operating results, there can be no assurance that any future shortages or allocations would not have such an effect on us.

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

Additional competition has emerged in the electronic components distribution industry. This increased competition resulted in part from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-exchanges and e-brokers and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America, the Company believes that the total available distribution market share is also being reduced as procurement channels increase in Asia and Europe. While we have implemented our e-commerce strategies, including our website and multiple portals, and commenced operations in Europe and Asia to confront certain of these new business models and sources of competition, there can be no assurance that we will be able to defend our market share against the emergence of these or other new business models and sources of competition.

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

We require the services of a substantial number of qualified personnel. Our future success depends to a significant degree upon the continued contributions of our management, engineering, sales, marketing, information technology, distribution and finance personnel. During certain prior periods, the market for such skilled and experienced personnel was characterized by intense competition and aggressive recruiting, as well as a high degree of employee mobility. Such a market, if it was to return, would make it particularly difficult to attract and retain the qualified personnel we require. The loss of or our inability to continue to attract and retain these key personnel could harm our business.

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

We may be exposed to warranty claims.

The Company may be exposed to warranty claims by its customers both with respect to products manufactured by others which the Company distributes and with respect to products on which the Company has performed value added work. With respect to claims relating to products manufactured by others, the Company would expect that the manufacturers of such products would indemnify the Company as well as defend such claims on the Company's behalf to the extent provided for under its agreement with the manufacturer, although no assurance can be given that any manufacturer would so do. In addition, there may be instances where a customer might be able to enforce an express or implied warranty claim against the Company with respect to products manufactured by the Company's suppliers. With respect to products manufactured or assembled by third party companies for Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service. Accordingly, a significant number of such warranty claims could have a material adverse effect on us.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. We will be required to comply with these rules with respect to our fiscal year ending December 31, 2006. If our independent auditors interpret the
Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management's assessment or issue a qualified report. Additionally, if we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

If the Company's Chairman and President and Chief Executive Officer exercised all of their outstanding stock options, they and their respective spouses and children and related trusts would own as of December 31, 2004 an aggregate of approximately 672,000 shares, representing approximately 16% of the outstanding shares of common stock. As a result of such stock ownership and their positions as executive officers, as the members of the executive committee of our Board of Directors and as two of the eight directors of the Company, they are and will continue to be in a position to control the day-to-day affairs of the Company.

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

For various reasons, however, these provisions may not always be in the best interest of our shareholders. These reasons include the fact that the provisions of our Certificate of Incorporation (i) make it difficult to remove directors even if removal would be in the best interest of our shareholders; (ii) make it difficult for our shareholders to approve certain transactions that are not approved by at least 65% of our Board, even if the transactions would be beneficial to our shareholders; and (iii) eliminate the ability of our shareholders to act without a meeting. Our shareholder rights plan, our blank-check preferred stock and our governing documents may have the effect of delaying, deterring or preventing a change in control of the Company, could discourage potential investors from bidding for our common stock at a premium over the market price of the common stock and could adversely affect the market price and the voting rights of the holders of the common stock.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its credit facility, interest expense will increase or decrease by $750,000 per annum based on outstanding borrowings at December 31, 2004. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Consolidated Financial Statements of the Company and its subsidiaries and supplementary data required by this item are included in Item 15(a)(1) and (2) of this report.

In addition, see Note 3 to Notes to Consolidated Financial Statements for presentation of unaudited quarterly results of operations for the eight quarters ended December 31, 2004.

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

Changes In Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant;
---------------------------- ---------------------------------------------------
Executive Compensation; Security Ownership of Certain Beneficial Owners and
---------------------------------------------------------------------------
Management and Related Stockholder Matters; Certain Relationships and Related
-----------------------------------------------------------------------------
Transactions; and Principal Accountant Fees and Services.
---------------------------------------------------------

The response to these items will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which definitive proxy statement is incorporated herein by this reference.

                                     PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.
--------  -------------------------------------------

(a)  List of documents filed as part of this report                         Page
     ----------------------------------------------                         ----

     1. Financial Statements
        --------------------
        Management's Responsibility for Financial Reporting..............    F-1
        Report of Registered Independent Public Accounting Firm..........    F-1
        Consolidated Balance Sheets......................................    F-2
        Consolidated Statements of Income................................    F-3
        Consolidated Statements of Changes in Shareholders' Equity.......    F-4
        Consolidated Statements of Cash Flows............................    F-5
        Notes to Consolidated Financial Statements.......................    F-6

     2. Financial Statement Schedule
        ----------------------------
        Schedule II - Valuation and Qualifying Accounts..................    S-1

     3. Exhibits
        --------

        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibits 3.1 to the Company's Registration Statement on Form S-1, File No. 33-15345-A, and to the Company's Form 10-K for the fiscal year ended December 31, 1991), as further amended by (i) Certificate of Amendment of Certificate of Incorporation dated August 21, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1995) and (ii) Certificate of Amendment of Certificate of Incorporation dated June 1, 1999 of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        3.2    By-Laws, as amended July 29, 1994 (incorporated by reference to
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1994).
        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
        4.2 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
       10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
       10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
       10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord, in the amounts of $865,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
       10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.6 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
       10.7 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).

       10.8 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through August 22, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2001).**
       10.9 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001 (incorporated by reference to Exhibit
               10.8 to the Company's Form 10-K for the year ended December 31,
               2001).**
       10.10   Deferred Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
       10.11 Amendment No. 1 to the All American Semiconductor, Inc. Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).**
       10.12 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's Form 10-K for the year ended December 31,
               1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31,
               2000).**
       10.13 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.14 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
               2003).**
       10.15   Form of Salary Continuation Plan (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.16 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.17 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.18 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.19 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003).
       10.20 First Amendment to Credit Agreement dated as of June 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2004).
       10.21 Software License and Services Agreement dated as of June 30, 2004 by and between the Company and PeopleSoft USA, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2004). Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]".
       10.22 Lease Agreement dated July 22, 2004, by and between Winthrop Resources Corporation and the Company in connection with the Company's enterprise resource planning (ERP) system and other future projects. *
       10.23 Installment Payment Agreement dated July 28, 2004, by and between Siemens Financial Services, Inc. and the Company in connection with the Company's enterprise resource planning (ERP) system. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]".*
       21.1    List of subsidiaries of the Registrant.*
       23.1 Consent of Lazar Levine & Felix LLP, registered independent public accounting firm.*
       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
       32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.*
       32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.*

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

Dated:   March 31, 2005

By:      /s/ HOWARD L. FLANDERS
         --------------------------------------------------------
         Howard L. Flanders, Executive Vice President and
         Chief Financial Officer

Dated:   March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.


/s/ PAUL GOLDBERG                       Chairman of the Board, Director
----------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG                   President and Chief Executive Officer,
----------------------------            Director
Bruce M. Goldberg                       (Principal Executive Officer)

/s/ HOWARD L. FLANDERS                  Executive Vice President and Chief
----------------------------            Financial Officer, Director
Howard L. Flanders                      (Principal Financial and Accounting
                                        Officer)

/s/ RICK GORDON                         Senior Vice President of Sales and
----------------------------            Marketing, Director
Rick Gordon

/s/ ROBIN L. CRANDELL                   Director
----------------------------
Robin L. Crandell

/s/ MICHAEL W. FORMAN                   Director
----------------------------
Michael W. Forman

/s/ HOWARD M. PINSLEY                   Director
----------------------------
Howard M. Pinsley

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

/s/ BRUCE M. GOLDBERG                      /s/ HOWARD L. FLANDERS
------------------------------------       -------------------------------------
Bruce M. Goldberg                          Howard L. Flanders
President, Chief Executive Officer         Executive Vice President, Chief
                                             Financial Officer

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Part IV,
Item 15(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Lazar Levine & Felix LLP
------------------------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
February 18, 2005

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                        December 31            2004             2003
------------------------------------------------------------------------------------------
Current assets:
  Cash ..................................................   $     645,000    $     620,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,955,000 and $2,250,000 ...............      69,010,000       53,817,000
  Inventories ...........................................      67,608,000       58,173,000
  Other current assets ..................................       4,370,000        3,794,000
                                                            -------------    -------------
    Total current assets ................................     141,633,000      116,404,000
Property, plant and equipment - net .....................       3,185,000        2,585,000
Deposits and other assets ...............................       2,648,000        3,384,000
                                                            -------------    -------------
                                                            $ 147,466,000    $ 122,373,000
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .....................   $     705,000    $   5,199,000
  Accounts payable ......................................      41,100,000       41,912,000
  Accrued expenses ......................................       5,499,000        5,947,000
  Other current liabilities .............................         197,000          134,000
                                                            -------------    -------------
    Total current liabilities ...........................      47,501,000       53,192,000
Long-term debt:
  Notes payable .........................................      75,174,000       48,046,000
  Subordinated debt .....................................         714,000          778,000
  Other long-term debt ..................................       1,063,000        1,177,000
                                                            -------------    -------------
                                                              124,452,000      103,193,000
                                                            -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .............................               -                -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,893,161 and 3,760,001 shares issued
    and outstanding .....................................          39,000           38,000
  Capital in excess of par value ........................      25,747,000       25,121,000
  Accumulated deficit ...................................      (2,772,000)      (5,979,000)
                                                            -------------    -------------
                                                               23,014,000       19,180,000
                                                            -------------    -------------
                                                            $ 147,466,000    $ 122,373,000
                                                            =============    =============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31                  2004             2003             2002
-------------------------------------------------------------------------------

NET SALES ....................  $ 409,421,000    $ 311,529,000    $ 332,047,000
Cost of sales ................   (340,612,000)    (253,933,000)    (271,304,000)
                                -------------    -------------    -------------
Gross profit .................     68,809,000       57,596,000       60,743,000
Selling, general and
  administrative expenses ....    (60,613,000)     (53,976,000)     (56,655,000)
                                -------------    -------------    -------------

INCOME FROM OPERATIONS .......      8,196,000        3,620,000        4,088,000
Interest expense .............     (3,750,000)      (2,648,000)      (3,138,000)
Other income - net ...........      1,081,000                -        2,220,000
                                -------------    -------------    -------------

INCOME FROM OPERATIONS
  BEFORE INCOME TAXES ........      5,527,000          972,000        3,170,000
Income tax provision .........     (2,320,000)        (426,000)      (1,287,000)
                                -------------    -------------    -------------

NET INCOME ...................  $   3,207,000    $     546,000    $   1,883,000
                                =============    =============    =============

EARNINGS PER SHARE:
  Basic.......................          $ .84            $ .14            $ .49
                                        =====            =====            =====
  Diluted.....................          $ .78            $ .14            $ .49
                                        =====            =====            =====

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Capital in         Retained                          Total
                                                           Common       Excess of         Earnings       Treasury    Shareholders'
                                           Shares           Stock       Par Value        (Deficit)          Stock          Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 .......      4,040,150    $     40,000    $ 26,328,000    $ (8,408,000)   $   (935,000)   $ 17,025,000

Purchase of treasury shares ......              -               -               -               -         (83,000)        (83,000)

Retirement of treasury shares ....       (219,196)         (2,000)     (1,016,000)              -       1,018,000               -

Net income .......................              -               -               -       1,883,000               -       1,883,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002 .......      3,820,954          38,000      25,312,000      (6,525,000)              -      18,825,000

Purchase of treasury shares ......              -               -               -               -        (191,000)       (191,000)

Retirement of treasury shares ....        (60,953)              -        (191,000)              -         191,000               -

Net income .......................              -               -               -         546,000               -         546,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003 .......      3,760,001          38,000      25,121,000      (5,979,000)              -      19,180,000

Exercise of stock options ........        133,160           1,000         455,000               -               -         456,000

Income tax benefit from
  stock options exercised ........              -               -         171,000               -               -         171,000

Net income .......................              -               -               -       3,207,000               -       3,207,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004 .......      3,893,161    $     39,000    $ 25,747,000    $ (2,772,000)   $          -    $ 23,014,000
                                     ============    ============    ============    ============    ============    ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                     2004             2003             2002
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................   $   3,207,000    $     546,000    $   1,883,000
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Depreciation and amortization ..............................         716,000          796,000          932,000
    Allowances for doubtful accounts ...........................        (295,000)         532,000         (127,000)
    Non-cash interest expense ..................................         371,000          229,000           19,000
    Loss on disposal of fixed assets ...........................          12,000           39,000            5,000
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable .................     (14,898,000)     (13,115,000)         110,000
    Decrease (increase) in inventories .........................      (9,435,000)      (5,411,000)      28,270,000
    Decrease (increase) in other current assets ................        (164,000)         870,000       10,263,000
    Increase (decrease) in accounts payable ....................        (812,000)       6,758,000       (6,020,000)
    Decrease in accrued expenses ...............................        (555,000)      (3,306,000)        (492,000)
    Increase (decrease) in other current liabilities ...........          57,000          (73,000)          23,000
    Decrease in net assets of discontinued operations ..........               -                -           36,000
                                                                   -------------    -------------    -------------
        Net cash provided by (used for) operating activities ...     (21,796,000)     (12,135,000)      34,902,000
                                                                   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ........................        (507,000)        (647,000)        (256,000)
  Decrease (increase) in other assets ..........................         375,000       (1,015,000)         320,000
                                                                   -------------    -------------    -------------
        Net cash provided by (used for) investing activities ...        (132,000)      (1,662,000)          64,000
                                                                   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreement ....................     428,670,000      317,568,000      315,718,000
  Repayments under line of credit agreement ....................    (401,758,000)    (303,535,000)    (350,367,000)
  Repayments of notes payable ..................................      (5,415,000)         (69,000)        (226,000)
  Purchase of treasury shares ..................................               -         (191,000)         (83,000)
  Net proceeds from issuance of equity securities ..............         456,000                -                -
                                                                   -------------    -------------    -------------
        Net cash provided by (used for) financing activities ...      21,953,000       13,773,000      (34,958,000)
                                                                   -------------    -------------    -------------
  Increase (decrease) in cash ..................................          25,000          (24,000)           8,000
  Cash, beginning of year ......................................         620,000          644,000          636,000
                                                                   -------------    -------------    -------------
  Cash, end of year ............................................   $     645,000    $     620,000    $     644,000
                                                                   =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ................................................   $   3,296,000    $   2,257,000    $   3,274,000
                                                                   =============    =============    =============
  Income taxes paid (refunded) - net ...........................   $   1,531,000    $    (861,000)   $  (9,482,000)
                                                                   =============    =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In July 2004, the Company entered into a financing arrangement with a third party to finance $1.1 million related to the purchase of a portion of a new enterprise resource planning system.


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The Company is a distributor of electronic components manufactured by others. The Company distributes a full range of semiconductors (active components), including transistors, diodes, memory devices, microprocessors, microcontrollers, other integrated circuits, active matrix displays and various board-level products, as well as passive/electromechanical components. Passive products include capacitors, resistors and inductors. Electromechanical products include power supplies, cable, switches, connectors, filters and sockets. These products are sold primarily to original equipment manufacturers in a diverse and growing range of industries, including manufacturers of computers and computer-related products; office and home office equipment; cellular and portable products; wireless products; networking, satellite and other communications products; Internet infrastructure equipment and appliances; automobiles and automotive subsystems; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; home entertainment; security and surveillance equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services, or EMS, providers who manufacture products for companies in all electronics industry segments. Through the Aved Memory Products division of its subsidiary, Aved Industries, Inc., the Company also designs and has manufactured by third parties under the label of its subsidiary's division, certain memory modules which are sold to original equipment manufacturers.

The Company's financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Those principles considered particularly significant are detailed below. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. While actual results may differ from these estimates, management does not expect the variances, if any, to have a material effect on the Consolidated Financial Statements.

Basis of Consolidation and Presentation
---------------------------------------

The Consolidated Financial Statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company has Canadian, Mexican, South Korean and United Kingdom subsidiaries which conduct substantially all of their business in U.S. dollars.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

Concentration of Credit Risk/Fair Values
----------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 2004 and 2003 Consolidated Balance Sheets approximate carrying value at these dates.

Market Risk
-----------

The Company's credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its credit facility, interest expense will increase or decrease by $750,000 per annum based on outstanding borrowings at December 31, 2004.

Inventories
-----------

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers, which generally provide for price protection and obsolescence credits, inventories are written-down to market value. Due to the large number of transactions and the complexity of managing the process around price protections and obsolescence credits, estimates, based upon assumptions about future demand, selling prices and market conditions, are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Inventories which have been written off are scrapped and removed from stock.

Fixed Assets
------------

Fixed assets are reflected at cost. Depreciation of office furniture and equipment and computer equipment is provided on the straight-line method over the estimated useful lives of the respective assets, which range from five to seven years. Amortization of leasehold improvements is provided using the straight-line method over the term of the related lease or the life of the respective asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue for the Company is typically recognized at time of shipment as the Company does not have any performance obligations beyond shipment to its customers. Prices for purchases are negotiated by the Company with its suppliers. Prices for sales are negotiated by the Company with its customers. Customers are typically required to pay the Company for sales within 30 days of shipment to the customer. The Company offers rebates to certain customers based on the volume of products purchased. The Company follows Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" and, accordingly, any rebate obligations are deducted from revenues. In addition, while substantially all of the Company's sales are final, a very limited number of customers have contractual rights to return product based upon a percentage of their purchases. Furthermore, from time to time as a result of special and/or extenuating circumstances, a very small amount of sales are returned. As a result, the Company reserves for returns as a deduction against revenues. The amount of the reserve is primarily based upon historical experience and is reviewed and adjusted as appropriate. Most of the Company's product sales come from products that it purchases from a supplier and holds in inventory. A portion of the Company's business is drop-shipments which involve shipments directly from its suppliers to its customers. In all transactions, the Company is responsible for negotiating price both with the supplier and customer, payment terms by the Company to the supplier, establishing payment terms with the customer to the Company, and product returns from the customer to the Company, and the Company has the risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue on a drop-shipment when the Company is notified by the supplier that the product has been shipped. The Company also maintains consignment inventory. Under consignment programs product is shipped to a consignee customer so that such product is available for the consignee's use when they are required. The consignee may or may not be obligated to

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

purchase the consigned inventory and in some instances maintains a right to return unused product that is shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company's consignee customer that the customer has accepted title of and consumed the inventory that was shipped initially on consignment. The product shipped on consignment in which title has not been accepted by the customer is included in the Company's inventories and is not included in revenue.

Accounts Receivable
-------------------

The Company's accounts receivable are due from a broad range of customers. The Company extends credit based on ongoing evaluations of its customers' financial condition and payment history. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible. Subsequent collections of accounts receivable previously written-off are credited to the allowance for doubtful accounts.

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

Income Taxes
------------

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 7 to Notes to Consolidated Financial Statements.

Stock-Based Compensation
------------------------

The Company has two stock option plans, which are described in Note 8 to Notes to Consolidated Financial Statements. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the option plans using the intrinsic value method. The Company grants its options based on market value, accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the adoption of this Statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123. The Company will discontinue

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

application of the intrinsic value method and will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004)), for the fiscal quarter beginning July 1, 2005. SFAS 123 (revised 2004) requires the recognition of compensation costs related to services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effect of this adoption is not expected to be material.

Years Ended December 31                             2004              2003              2002
--------------------------------------------------------------------------------------------
Net earnings:
   As reported                             $   3,207,000     $     546,000     $   1,883,000
   Total stock-based employee
     compensation expense, net of tax            (24,000)          (41,000)          (94,000)
                                           -------------     -------------     -------------
   Pro forma                               $   3,183,000     $     505,000     $   1,789,000
                                           =============     =============     =============

Basic earnings per share:
   As reported                                      $.84             $.14               $.49
   Pro forma                                         .83              .13                .46

Diluted earnings per share:
   As reported                                      $.78             $.14               $.49
   Pro forma                                         .77              .13                .46

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: expected volatility of 86%, 103% and 108%; risk-free interest rate of 2.8%, 2.5% and 4.0%; and expected lives of 2 to 8 years.

The effects of applying SFAS 123 (revised 2004) in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

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

New Accounting Pronouncements Applicable to the Company
-------------------------------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

abnormal..." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 as of January 1, 2005. The effect of the adoption of SFAS 151 was not material.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (SFAS 153), effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement amends Accounting Principles Board (APB) Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS 153 as of January 1, 2005. The effect of the adoption of SFAS 153 was not material.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004)), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company will adopt SFAS 123 (revised 2004) for the fiscal quarter beginning July 1, 2005. The effect of the adoption of SFAS 123 (revised 2004) is not expected to be material.

NOTE 2 - EARNINGS PER SHARE
---------------------------

The following table sets forth the calculation of earnings per share on a basic and diluted basis:

YEARS ENDED DECEMBER 31                                  2004                2003               2002
----------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
-------------------------
Net Income..................................  $     3,207,000     $       546,000     $    1,883,000
                                              ===============     ===============     ==============

Weighted Average Shares Outstanding.........        3,836,002           3,793,347          3,849,553
                                              ===============     ===============     ==============

Basic Earnings Per Share....................         $   .84              $   .14            $   .49
                                                     =======              =======            =======

DILUTED EARNINGS PER SHARE:
---------------------------

Net Income..................................  $     3,207,000     $       546,000     $    1,883,000
                                              ===============     ===============     ==============

Weighted Average and Dilutive Shares:
  Weighted average shares outstanding.......        3,836,002           3,793,347          3,849,553
  Dilutive shares...........................          292,047              88,852                449
                                              ---------------     ---------------     --------------
                                                    4,128,049           3,882,199          3,850,002
                                              ===============     ===============     ==============

Diluted Earnings Per Share..................         $   .78              $   .14            $   .49
                                                     =======              =======            =======

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Basic earnings per share are determined by dividing the Company's net income by the weighted average shares outstanding. Diluted earnings per share include any dilutive effects of outstanding stock options.

Excluded from the calculation of earnings per share are stock options to purchase 241,790, 486,050 and 620,384 common shares in fiscal 2004, 2003 and 2002, as their inclusion would have been antidilutive.

NOTE 3 - QUARTERLY RESULTS OF OPERATIONS
----------------------------------------

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2004. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

                                              First                Second                Third               Fourth
                                            Quarter               Quarter              Quarter              Quarter
                                    ---------------       ---------------      ---------------      ---------------
2004
Net sales......................     $    98,242,000       $   106,909,000      $   103,757,000      $   100,513,000
Gross profit...................          16,994,000            18,303,000           16,604,000           16,908,000
Income from operations.........           2,434,000             2,728,000            1,672,000            1,362,000
Other income - net.............                   -                     -            1,081,000                    -
Net income.....................             891,000             1,025,000            1,088,000              203,000
Diluted earnings per share.....                $.22                  $.25                 $.26                 $.05

2003
Net sales......................     $    69,869,000       $    71,932,000      $    82,805,000      $    86,923,000
Gross profit...................          13,882,000            13,965,000           14,709,000           15,040,000
Income from operations.........             684,000               778,000            1,004,000            1,154,000
Net income.....................              61,000                63,000              177,000              245,000
Diluted earnings per share.....                $.02                  $.02                 $.04                 $.06

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

December 31                                                      2004              2003
---------------------------------------------------------------------------------------
Office furniture and equipment.....................    $    1,517,000     $   1,566,000
Computer equipment.................................         2,748,000         1,922,000
Leasehold improvements.............................         1,978,000         1,839,000
                                                       --------------     -------------
                                                            6,243,000         5,327,000
Accumulated depreciation and amortization..........        (3,058,000)       (2,742,000)
                                                       --------------     -------------
                                                       $    3,185,000     $   2,585,000
                                                       ==============     =============

NOTE 5 - STOCK REPURCHASE PROGRAM
---------------------------------

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock, available cash flow and other factors. The Company does not currently anticipate making stock repurchases. The Company did not repurchase any shares of its common stock during the year ended December 31, 2004. To date the Company has repurchased 244,089 shares at an aggregate price of approximately $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6 - LONG-TERM DEBT
-----------------------

Line of Credit
--------------

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended, which expires May 14, 2006 (the Credit Facility), bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or
(b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. The Company improved from the third pricing level under its Credit Facility at the beginning of 2004, to the second pricing level effective in the middle of the second quarter of 2004 and to the first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The positive impact on interest expense from the improved pricing levels was offset by the adverse effect from five interest rate hikes by the Federal Reserve Board between June 30, 2004 and December 31, 2004, which raised the Federal funds rate by 125 basis points. The effective interest rate on borrowings under the Credit Facility increased slightly for 2004 compared to 2003. In connection with the Credit Facility, interest expense for 2004 and 2003 included non-cash amortization of deferred financing fees of $361,000 and $208,000 and will reflect an aggregate of $1,099,000 of deferred financing fees over the term of the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. The Company was in compliance with all covenants under the Credit Facility at December 31, 2004. At December 31, 2004, outstanding borrowings under the Credit Facility aggregated $74,958,000 compared to $48,046,000 at December 31, 2003.

Subordinated Debt
-----------------

On June 14, 2004, the Company utilized available borrowings under the Credit Facility to repay in full $5,150,000 of 9% subordinated debentures that had matured. This debt is reflected in the current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2003.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Other Long-Term Debt
--------------------

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is expected to be approximately $2,800,000 to $3,500,000. At December 31, 2004, $798,000 associated with this ERP system has been reflected in property, plant and equipment - net and $264,000 has been reflected in other current assets on the Consolidated Balance Sheet. In July 2004, the Company financed $1,062,000 of its ERP costs with a third party finance company under an installment payment arrangement. At December 31, 2004, the outstanding balance under this arrangement was $856,000 which is payable in four equal quarterly installments of approximately $217,000 through January 1, 2006. The effective interest rate under this agreement is 1.9% per annum. In addition, the Company has arranged financing for an additional $1,900,000 of the aggregate cost of the ERP system with another third party finance company, which financing arrangement is expected to have maturities through May 2008 based upon the Company's anticipated utilization of the financing arrangement and has an effective interest rate of 2.2% per annum.

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $1,063,000 and $1,171,000 is included in the Consolidated Balance Sheets at December 31, 2004 and 2003.

The following is a summary of the maturities of all long-term debt outstanding at December 31, 2004:

2005..........................................................    $      705,000
2006..........................................................        75,243,000
2007..........................................................            75,000
2008..........................................................            79,000
2009..........................................................            84,000
Thereafter....................................................         1,470,000
                                                                  --------------
                                                                  $   77,656,000
                                                                  ==============

NOTE 7- INCOME TAXES
--------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

Deferred tax assets:                                      2004             2003
                                                 -------------    -------------
  Accounts receivable.....................       $     726,000    $     835,000
  Inventory...............................             592,000          642,000
  Accrued expenses........................             465,000        1,004,000
  Postretirement benefits.................             533,000          575,000
  Net operating loss......................              47,000          212,000
                                                 -------------    -------------
                                                     2,363,000        3,268,000
Deferred tax liabilities:
  Fixed assets............................             302,000          176,000
  Deferred financing......................              57,000          121,000
                                                 -------------    -------------
Net deferred tax asset....................       $   2,004,000    $   2,971,000
                                                 =============    =============

At December 31, 2004 and 2003, $1,725,000 and $2,347,000 of the net deferred tax asset were included in other current assets and $279,000 and $624,000 were included in deposits and other assets in the Consolidated Balance Sheets.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The components of income tax expense (benefit) are as follows:

Years Ended December 31                            2004              2003             2002
------------------------------------------------------------------------------------------
Current
-------
Federal..........................        $    1,214,000    $      524,000   $   (1,463,000)
State............................               139,000            46,000         (414,000)
                                         --------------    --------------   --------------
                                              1,353,000           570,000       (1,877,000)
                                         --------------    --------------   --------------
Deferred
--------
Federal..........................               918,000          (116,000)       2,769,000
State............................                49,000           (28,000)         395,000
                                         --------------    --------------   --------------
                                                967,000          (144,000)       3,164,000
                                         --------------    --------------   --------------
                                         $    2,320,000    $      426,000   $    1,287,000
                                         ==============    ==============   ==============

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                           2004       2003         2002
----------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate....................        34.0%       34.0%       34.0%
State income tax, net of federal income tax benefit.......         3.3         3.3         3.3
Goodwill amortization and
  other - including non-deductible items..................        19.8        11.8         3.3
Foreign tax extra territorial income exclusion
  and net operating loss benefit..........................       (15.1)       (5.3)          -
                                                                 -----      ------      ------
Effective tax rate........................................        42.0%       43.8%       40.6%
                                                                 =====      ======      ======

NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS
--------------------------------------------

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan, as amended (the Director Option Plan). The Director Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the Director Option Plan. Under the Director Option Plan, on or about the day of each nonemployee director's initial election to the Company's Board of Directors, he or she is awarded nonqualified stock options to purchase at least 1,500 shares of the Company's common stock but not more than 15,000 shares, and on the date of each annual meeting of the shareholders of the Company each nonemployee director is automatically awarded additional nonqualified stock options to purchase 1,000 shares. Pursuant to the Director Option Plan, the Company granted an aggregate of 4,000 stock options to 4 individuals during 2004, 4,500 stock options to four individuals during 2003 and an aggregate of 4,500 stock options to four individuals during 2002. The stock options that were granted in 2004 have an exercise price of $6.13. The stock options that were granted in 2003 have exercise prices ranging from $2.19 to $3.41. The stock options that were granted in 2002 have exercise prices ranging from $1.96 to $1.98. All exercise prices are based on fair market value at date of grant and the options all vest over a two-year period and are exercisable over a ten-year period. At December 31, 2004, 16,250 stock options were outstanding under the Director Option Plan.

In 1987, the Company established the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the Option Plan). The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code) and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through April 18, 2009. The expiration of the Option Plan, or its termination by the Board of Directors, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

exercised, terminated or have expired. A maximum of 1,100,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan, of which 234,056 shares of common stock have been previously issued pursuant to the exercise of options granted under the Option Plan and 865,944 shares of common stock are available for issuance as of December 31, 2004 in connection with the exercise of options outstanding and options to be granted.

A summary of options granted under the option plans and related information for the years ended December 31, 2002, 2003 and 2004 follows:

                                                                                  Weighted Average
                                                                       Options      Exercise Price
                                                                  ------------    ----------------
Outstanding, December 31, 2001                                         635,634          $  6.75
Weighted average fair value of options granted during 2001                                 3.88
   Granted                                                              85,500             3.37
   Canceled                                                            (96,250)            5.68
                                                                  ------------
Outstanding, December 31, 2002                                         624,884             6.46
Weighted average fair value of options granted during 2002                                 1.93
   Granted                                                             329,510             1.92
   Canceled                                                           (143,234)            5.69
                                                                  ------------
Outstanding, December 31, 2003                                         811,160             4.75
Weighted average fair value of options granted during 2003                                 1.05
   Granted                                                             131,360             5.25
   Exercised                                                          (133,160)            3.42
   Canceled                                                            (50,000)            4.98
                                                                  ------------
Outstanding, December 31, 2004                                         759,360             5.07
                                                                  ============
Weighted average fair value of options granted during 2004                                 2.48
Options exercisable:
   December 31, 2002                                                   453,464             7.22
   December 31, 2003                                                   404,855             7.04
   December 31, 2004                                                   402,735             6.23

Exercise prices for options outstanding as of December 31, 2004 ranged from $1.92 to $14.32. The weighted-average remaining contractual life of these options is approximately 2 years. Outstanding options at December 31, 2004 were held by 135 individuals.

NOTE 9 - STOCK PURCHASE RIGHTS
------------------------------

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

NOTE 10 - OTHER INCOME
----------------------

In August 2004, the Company received $1,158,000, including accrued interest and attorney's fees, as a result of prevailing in a contract litigation initiated in August 2001. The Company has reflected the reimbursement of attorney's fees of $77,000 in selling, general and administrative expenses and the balance of $1,081,000 in other income on the Consolidated Statements of Income for the year ended December 31, 2004.

In September 2002, the Company entered into an agreement with a customer to whom the Company had previously supplied display integration and turnkey support. The agreement provided, among other things, that the Company release the then-existing indebtedness of the customer, which indebtedness had been previously written off by the Company primarily in the nine-month period ended September 30, 2001, and certain related security interests. In consideration of these releases, the Company received $2,031,000 in cash and 11,000,000 shares, $.01 par value per share, of common stock of this customer. These shares are not registered under the Securities Act of 1933 and are not publicly traded. The shares are subject to a voting arrangement outside the control of the Company. As a result of the voting arrangement, the Company has given up substantially all of its voting rights. The Company has reflected the value of these shares in deposits and other assets in the Consolidated Balance Sheets at December 31, 2004 and December 31, 2003, based on an independent appraisal of these shares at $19,000 as of the date these shares were received by the Company. The combined value of the cash and stock, together with lease payments that the Company previously collected from leases that were pledged to the Company as collateral for the then existing indebtedness, aggregated $2,220,000, after deducting related legal expenses associated with the transaction. This amount is reflected as other income in the Consolidated Statements of Income for the year ended December 31, 2002.

NOTE 11 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its eleventh year and provides for annual fixed rental payments totaling approximately $360,100 in year eleven; and in each year thereafter during the term, the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose) and leases a 5,200 square foot facility near Denver, Colorado which is dedicated to certain value-added services and a

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

regional distribution center. In 2005, the Company will be transitioning most of these Denver-based value-added services to its Miami, Florida facility. In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division and certain of its Display Solutions Group operations.

The Company also leases approximately 20,000 square feet of space in San Jose, California to house its west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 12,000 square feet of the space is being used for corporate sales and marketing operations as well as other corporate offices including the office of the President and Chief Executive Officer of the Company; and 8,000 square feet of the space is being utilized for the local sales operation.

In addition, the Company leases space for its other sales offices, which offices range in size from approximately 200 square feet to 10,000 square feet. The leases for these offices expire at various dates and include various escalation clauses and renewal options.

Approximate minimum future lease payments required under operating leases for office and distribution facility leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2005..........................................................        $3,400,000
2006..........................................................         2,300,000
2007..........................................................         1,400,000
2008..........................................................           800,000
2009..........................................................           700,000
Thereafter....................................................         2,500,000

Total rent expense for office and distribution facility leases, including real estate taxes and net of sublease income, amounted to approximately $3,774,000, $3,782,000, and $3,955,000 for the years ended December 31, 2004, 2003 and 2002.

Effective January 1, 1988, the Company established a deferred compensation plan (the 1988 Deferred Compensation Plan) for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the Participants) are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company did not pay any benefits under this plan for 2004. The Company paid benefits of $53,600 for 2003, of which $38,000 was paid to an executive officer. The Company paid benefits of $15,600 for 2002. At December 31, 2004, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $191,000. The retirement benefit accrual under this plan was $456,000 at December 31, 2004.

During 1996, the Company established a second deferred compensation plan (the Salary Continuation Plan) for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2004 and 2003, the Company did not make any contributions to the plan. For 2002 the Company committed to contribute

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

$115,000 under this plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity. The retirement benefit accrual under this plan was $686,000 at December 31, 2004.

During 2000, employment agreements with two of the Company's executive officers were amended whereby the term, among other things, was extended through December 31, 2005, and thereafter the agreements automatically renew for successive one year periods unless either party notifies the other of the intention not to renew the agreement. In addition, during 2000 the Company entered into new agreements with two other executive officers on similar terms as were contained in their previous employment agreements with the Company. These new agreements have an initial term that expired on December 31, 2003 and provide for automatic one-year renewals unless either party notifies the other of the intention not to renew the agreement.

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $1,063,000 and $1,171,000 is included in other long-term debt in the Consolidated Balance Sheets at December 31, 2004 and 2003.

The Company maintains a 401(k) plan (the 401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2004, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $13,000 in 2004. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. The Company did not match contributions for the years ended December 31, 2004, 2003 and 2002.

For the years ended December 31, 2004, 2003 and 2002, the Company purchased product aggregating $1,999,000, $2,861,000 and $2,544,000 from a supplier of the Company, Supertex, Inc., where one of the members of our board of directors is an executive and a director.

The Company entered into a lease for residential space in San Jose, California with a partnership which includes two of the Company's executive officers. The lease provides for rental payments of $4,800 per month through January 1, 2006. During 2004, the partnership agreed to reduce the monthly rental payment to $3,200. The Company paid approximately $42,700, $51,200 and $43,400 to this partnership for the years ended December 31, 2004, 2003 and 2002.

NOTE 12 - CONTINGENCIES
-----------------------

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In those cases, the Company expects that the manufacturers of such products will indemnify the Company as well as defend such actions on the Company's behalf to the extent provided for under its agreement with the manufacturer, although there can be no assurance that any manufacturer will do so. Recently, there has been a trend throughout the United States of increased litigation over various employee and intellectual property matters. While the Company is presently involved in certain litigation relating to such matters, the Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. The Company believes, however, that the costs associated with such matters may increase in the future. There can be no assurance that a particular litigation will not have a material adverse impact on the Company's financial condition or results of operations in the future. With respect to products manufactured or assembled by third party companies for Aved Memory Products, the Company offers a warranty for a period

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

of one year against defects in workmanship and materials under normal use and service. The Company periodically evaluates its warranty exposure based upon its review of the experience and expected obligations associated with the warranty.

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of December 31, 2004, the Company had made payments aggregating $26,000 under this guaranty as a result of nonpayments of rental amounts by lessees, which nonpayments have continued subsequent to the balance sheet date. The Company plans to seek recovery from the lessees for any amounts that the Company pays under its guaranty. There can be no assurance, however, that the Company will be successful in recovering any amounts paid under its guaranty. At December 31, 2004 the maximum additional exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $303,000 with a net present value of $278,000.

NOTE 13 - ECONOMIC DEPENDENCY
-----------------------------

For each of the years ended December 31, 2004, 2003 and 2002, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $74,343,000, $40,842,000 and $52,830,000. The net
outstanding accounts payable to this supplier at December 31, 2004, 2003 and 2002 amounted to approximately $4,453,000, $5,296,000, and $632,000. For each of the years ended December 31, 2004, 2003 and 2002, no customer accounted for more than 7% of the Company's sales. Sales to customers' locations in foreign countries totaled $69,656,000, $41,243,000 and $35,418,000 for the years ended December 31, 2004, 2003 and 2002.

NOTE 14 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
-----------------------------------------------------

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of Statement of Financial Accounting Standards No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

Sales by geographic areas are as follows:

Years Ended December 31                              2004              2003             2002
--------------------------------------------------------------------------------------------
Americas (1).......................       $   369,953,000   $   294,950,000  $   320,447,000
Europe.............................            16,570,000         8,558,000        7,033,000
Asia/Pacific.......................            22,898,000         8,021,000        4,567,000
                                          ---------------   ---------------  ---------------
                                          $   409,421,000   $   311,529,000  $   332,047,000
                                          ===============   ===============  ===============

(1) Includes sales in the United States and Puerto Rico of $339,765,000, $270,286,000 and $296,629,000 for the years ended December 31, 2004, 2003 and 2002.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $3,177,000, $2,569,000 and $2,775,000 at December 31, 2004, 2003 and 2002.

                                 ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS


                                                  Additions        Additions
                                Balance at       Charged to       Charged to
                              Beginning of        Costs and            Other                         Balance at End
Description                         Period         Expenses         Accounts         Deductions           of Period
----------------------       -------------     ------------     ------------     --------------    ----------------
Allowance for
Doubtful Accounts
2004                         $   2,250,000     $          -     $     83,000     $     (378,000)      $   1,955,000
2003                         $   1,718,000     $    507,000     $     51,000     $      (26,000)      $   2,250,000
2002                         $   1,845,000     $    114,000     $     57,000     $     (298,000)      $   1,718,000