Form 10-K/A
period 2004-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2005-04-29
CIK 818074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________________ to __________________

                         Commission File Number: 0-16207

                        ALL AMERICAN SEMICONDUCTOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              59-2814714
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 N.W. 52nd Avenue, Miami, Florida                                     33014
----------------------------------------                              ----------
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

                   Documents incorporated by reference: None

================================================================================

Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Executive Officers and Directors

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 21, 2005 are as follows:

Name                                 Class       Age      Position
----                                 -----       ---      --------
Paul Goldberg (1)...............       III        76      Chairman of the Board

Bruce M. Goldberg (1)...........        II        49      Director and President and Chief Executive
                                                          Officer

Howard L. Flanders..............        II        47      Director and Executive Vice President, Chief
                                                          Financial Officer and Corporate Secretary

Rick Gordon.....................       III        51      Director and Senior Vice President of Sales
                                                          and Marketing

Robin L. Crandell (2)(3)(4).....       III        55      Director

Howard M. Pinsley (2)(3)(4).....         I        65      Director

Michael W. Forman (2)...........         I        65      Director


Richard E. Siegel...............        II        59      Director

John Jablansky..................                  47      Senior Vice President of Product
                                                          Management and Operations

-----------------

(1)      member of the Executive Committee
(2)      member of the Audit Committee
(3)      member of the Compensation Committee
(4)      member of the Nominating Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 2007, 2005 and 2006. Pursuant to Rule 4350(a)(5) of The Nasdaq Stock Market (the "NASD Rules"), as a result of the Company having a staggered Board the Company has until its 2005 annual meeting of shareholders to implement the requirement under NASD Rule 4350(c) that the Board consist of a majority of independent directors. The Company will ensure that a majority of its Board consists of independent directors no later than the date of that annual meeting (currently, 50% of its Board consists of independent directors).

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

Bruce M. Goldberg, the son of Paul Goldberg, joined the Company in 1988 as Vice President, in 1990 became Executive Vice President and in 1994 became President and Chief Operating Officer. In 1997, Bruce M. Goldberg was appointed Chief Executive Officer of the Company. Bruce M. Goldberg has served as a director of the Company since 1987. From 1981 until joining the Company, Bruce M. Goldberg practiced law. Bruce Goldberg serves as a member of the board of directors of the National Electronic Distributors Association (NEDA), a not-for-profit trade association representing distributors of electronic components and their manufacturer-suppliers.

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

Robin L. Crandell was Senior Vice President of Worldwide Sales and Marketing for E2O Communications, Inc., a manufacturer of high-performance fiber optic transmission components and modules. After E20 Communications, Inc. was acquired by JDS Uniphase Corporation in May of 2004, Mr. Crandell became and continues to serve as Vice President of Datacom Sales for JDS Uniphase Corporation, a provider of optical communications technologies. Prior to joining E2O Communications, Inc. in March 2002, Mr. Crandell was Partner and Vice President of Sales for Phase II Technical Sales, a manufacturers sales representation firm specializing in semiconductors. Prior to 1998, Mr. Crandell was Senior Vice President of Sales and Marketing for Samsung Electronics, Storage System Division, Vice President of North American Business Operations for VLSI Technology and Vice President of North American Sales for Samsung Semiconductor. Previously he held various sales positions at Advanced Micro Devices and was a senior engineer with Litton Data Systems. Mr. Crandell has a BSEE degree from California State Polytechnic University. Mr. Crandell became a director of the Company in 1999.

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

Michael W. Forman is President, Chief Executive Officer and a director of NELCO Financial Services, Inc., a company that provides working capital assistance to small to medium size companies. Prior to joining NELCO Financial Services in March 2003, Mr. Forman was a Senior Vice President at Metro Bank. From July 1997 until July 1999, Mr. Forman was President and Chief Executive Officer and a director of Oceanmark Bank, FSB and from August 1995 to July 1997 Mr. Forman was President and Chief Credit Officer of Peninsula State Bank. Prior to 1995, Mr. Forman held various positions within the banking industry for over 28 years. Mr. Forman became a director of the Company in 2003.

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

Board Committees

Executive Committee

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 2004, the Executive Committee did not meet formally, however, its members spoke on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

Audit Committee

The Audit Committee is currently comprised of Howard M. Pinsley, Robin L. Crandell and Michael W. Forman, all independent directors of the Company. Mr. Pinsley and Mr. Crandell have served on the Audit Committee since 2002 and Mr. Forman became a member in 2003. The Board and the Audit Committee believe the Audit Committee's member composition satisfies the rules of The Nasdaq Stock Market that govern audit committee composition, including the requirement that audit committee members all be "independent directors" as that term is defined by NASD Rule 4200(a)(15). The Audit Committee operates under a written charter and consistent with such charter monitors and oversees the Company's financial reporting process on behalf of the Board. It reviews the independence of the Company's registered independent public accounting firm and is responsible for, among other matters, authorizing or approving the engagement of the registered independent public accounting firm for both audit services and permitted non-auditing services, the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial accounting procedures, the adequacy of the internal control procedures, critical accounting policies, the overall quality of the Company's financial reporting, and reviewing and approving in advance, if appropriate, any proposed related party transactions. The Board has determined that Mr. Pinsley, who as noted above is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

Compensation Committee

The Compensation Committee currently consists of Howard M. Pinsley and Robin L. Crandell, two independent directors of the Company. The Compensation Committee is responsible for determining the compensation of all executive officers of the Company and acts as the stock option committee of the Board, administering the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). The senior management of the Company makes all decisions with respect to the compensation (other than the granting of stock options) of all employees other than the executive officers of the Company.

Nominating Committee

The Nominating Committee is currently comprised of Howard M. Pinsley and Robin
L. Crandell, both independent directors of the Company. The Nominating Committee was formed in September 2004. The Nominating Committee operates under a written charter approved by the Board and consistent with such charter will evaluate and propose nominees for the Board considering the minimum qualifications required of Board members as set forth in the charter. A copy of the Nominating Committee charter is available on the Company's web site, www.allamerican.com.

Recommendation of Nominees

Since the date of the Company's proxy statement for its 2004 annual meeting of stockholders, there has not been any material change to the procedures by which security holders recommend nominees to the Board.

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

To the Company's knowledge, during the fiscal year ended December 31, 2004, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

Code of Ethics

The Company has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including its principal executive officers, its principal financial and accounting officer, and its controller. You can find the Code of Ethics and Business Conduct on the Company's web site, www.allamerican.com. The Company will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of the SEC or any other regulatory agency, on its web site. This document is also available in print upon written request. Such written request should be sent to the Company, Attention: Chief Financial Officer, at the Company's principal executive office stated in this report.

Item 11.  Executive Compensation
          ----------------------

The following table sets forth information regarding the compensation earned during each of the fiscal years ended December 31, 2004, 2003 and 2002 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table
                           --------------------------
                                                                                        Long-term
                                                                                      Compensation
                                                      Annual Compensation                Awards
                                             --------------------------------------  ---------------
                                                                    Other Annual       Securities       All Other
                                               Salary               Compensation       Underlying     Compensation
Name and Principal Position           Year     ($) (1)   Bonus($)      ($) (2)         Options(#)        ($)(3)
---------------------------           -----  ---------- ---------  ----------------  ---------------   ----------
Paul Goldberg.....................     2004   256,000    150,000              -             13,740          11,000
  Chairman of the Board                2003   243,000          -              -             41,260          48,000 (4)
                                       2002   243,000          -              -                  -          10,000

Bruce M. Goldberg.................     2004   358,000    250,000              -             19,240          28,000
  President and Chief                  2003   339,000          -              -             58,270          26,000
  Executive Officer                    2002   339,000          -              -                  -          26,000

Howard L. Flanders................     2004   191,000    100,000              -             10,110           7,600
  Executive Vice President and         2003   181,000          -              -             30,890          12,000
  Chief Financial Officer              2002   181,000          -              -                  -          18,000

Rick Gordon.......................     2004   194,000    100,000              -              9,500           4,000
  Senior Vice President of             2003   183,000          -              -             22,390           4,000
  Sales and Marketing                  2002   183,000          -              -                  -          15,000

John Jablansky....................     2004   183,000(5)       -              -              2,000           2,000
  Senior Vice President of Product     2003   174,000(5)       -              -              6,040           1,000
  Management and Operations            2002   174,000(5)       -              -                  -           1,000

----------------

(1) Salary paid to Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders and Rick Gordon in each of the years presented was less than the amount payable under each executive officer's employment agreement with the Company as a result of voluntary salary reductions taken by the executive officers which voluntary salary reductions began in 2001.
(2) Other annual compensation for each of the named executive officers in each of the years presented did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such named executive officer.
(3) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."
(4) Includes a distribution of $38,000 under the terms of the 1998 Deferred Compensation Plan of the Company. See "Deferred Compensation Plans for Executive Officers and Key Employees."
(5) Includes commissions paid in the aggregate amount of $68,000 for each of the years presented.

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 2004 of $7,668. Pursuant to the terms of an employment agreement with Bruce M. Goldberg, the Company makes annual payments, currently in the amount of $21,995, to Bruce M. Goldberg to cover the annual premium on a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg. The Company is obligated to continue, for the duration of Bruce M. Goldberg's employment with the Company, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. In addition, pursuant to the terms of an insurance agreement effective as of January 1, 1993 with each of Howard L. Flanders and Rick Gordon, beginning in 1993 the Company had advanced substantially all of the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. Under the respective insurance agreement the Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies lasted for a maximum of ten years from the time the insurance policies were acquired in 1993. This obligation terminated in January 2003. The Company's premium advances were secured by a collateral assignment of the cash surrender value and death benefit of each of the policies subject to a five year vesting period which commenced on January 1, 1998. On January 1, 2003 (the tenth anniversary of the insurance agreements), all advances were deemed cancelled, the security interests fully released and the cash surrender value and other benefits of their respective insurance policies were fully vested in the employees.

Option Grants in Last Fiscal Year

The following table shows all grants of options to the named executive officers of the Company during the fiscal year ended December 31, 2004. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (as indicated below) if the price of the Company's stock was to appreciate annually by 0%, 5% and 10%. There is no assurance that such stock price will appreciate at the rates shown in the table. All of the options set forth in the table are stock options issued pursuant to the Option Plan. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

                                                                                              Potential Realizable
                                                                   Closing                      Value at Assumed
                       Number of           % of                    Market                     Annual Rates of Stock
                       Securities     Total Options               Price on                     Price Appreciation
                       Underlying       Granted to     Exercise    Date of                       for Option Term
                        Options        Employees in      Price      Grant       Expiration  --------------------------
      Name              Granted (#)     Fiscal Year    ($/Share)  ($/Share)(1)     Date      0% ($)   5% ($)   10% ($)
------------------    --------------   ------------    ---------  ------------  ----------  -------- --------  -------
Paul Goldberg           13,740(2)          10.8%          6.93       7.23        01/20/08       4,136  25,547   50,246
Bruce M. Goldberg       19,240(2)          15.1%          6.30       7.23        01/20/08      17,912  47,895   82,480
Howard L. Flanders      10,110(2)           7.9%          6.30       7.23        01/20/08       9,412  25,167   43,341
Rick Gordon              9,500(2)           7.5%          6.30       7.23        01/20/08       8,845  23,649   40,726
John Jablansky           2,000(2)           1.6%          6.30       7.23        01/20/08       1,862   4,979    8,574

(1) The closing market price on the date of grant may be different than the exercise price per share. For purposes of and as provided under the Option Plan, the exercise price per share is based on the "fair market value" on the date of grant of any option. Fair market value represents the average of the market price of a share of Common Stock for each of the seven (7) consecutive business days preceding such date. The market price on each such day is the closing sales price of a share of Common Stock on The Nasdaq Stock Market on such day. The Compensation Committee of the Company believes this calculation more accurately reflects "fair market value" of the Company's Common Stock on any given day as compared to simply using the closing market price on the date of grant.
(2) These options vest 30% on July 21, 2005, 30% on January 21, 2006 and 40% on January 21, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 2004 and the value of unexercised stock options as of December 31, 2004 for the individual executive officers named in the Summary Compensation Table:

                                                                Number of
                                                               Securities           Value of
                                                               Underlying          Unexercised
                                                               Unexercised        In-the-Money
                                                               Options At          Options At
                                 Shares                         FY-End(#)          FY-End ($)
                               Acquired on       Value         Exercisable/       Exercisable/
                               Exercise(#)   Realized($)(1)   Unexercisable     Unexercisable(2)
                               -----------------------------------------------------------------
Paul Goldberg................      15,000         111,675       66,378 (E)      $    47,160 (E)
                                                                43,622 (U)          110,040 (U)
Bruce M. Goldberg............           -               -      126,481 (E)          109,704 (E)
                                                                61,029 (U)          163,156 (U)
Howard L. Flanders...........      24,000         160,368       49,267 (E)           52,980 (E)
                                                                32,733 (U)           86,492 (U)
Rick Gordon..................       8,000          50,656       42,717 (E)           32,172 (E)
                                                                26,173 (U)           62,692 (U)
John Jablansky...............           -               -        8,212 (E)           17,856 (E)
                                                                 6,828 (U)           16,912 (U)

--------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on the date of exercise.
(2) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2004 (the Company's fiscal year end).

Employees', Officers', Directors' Stock Option Plan

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated, the "Option Plan"). Subsequent thereto certain amendments to and a restatement of the Option Plan have been adopted by the Board and approved by the shareholders of the Company. The Option Plan may be further modified or amended by the Board, but certain modifications and amendments are subject to approval by the Company's shareholders. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through April 18, 2009, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 1,100,000 shares of the Company's Common Stock have been reserved for issuance upon the exercise of options granted under the Option Plan, subject to any adjustments required upon changes in capitalization to prevent dilution or enlargement of the shares issuable pursuant to the Option Plan by reason of any stock split, stock dividend, combination of shares, recapitalization or other change in the capital structure of the Company.

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

As of December 31, 2004, a total of 977,166 options were granted and had not expired or been forfeited, of which 234,056 were exercised and 743,110 options were outstanding (of which 463,440 options were held by executive officers of the Company as a group and 293,055 options were exercisable). These options, which were held by 131 persons, were exercisable at prices ranging from $1.92 per share to $14.32 per share and were exercisable through various expiration dates from 2005 to 2008.

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

As of December 31, 2004, a total of 17,000 options were granted and had not expired or been forfeited, of which 750 were exercised and 16,250 options were outstanding. These options, which were held by 4 persons, had exercise prices ranging from $1.96 per share to $10.53 per share (based on fair market value at date of grant) and vest in 50% annual increments over a two-year period and were exercisable over a ten-year period. Under certain circumstances, including death, permanent disability, retirement or a change in control, vesting is accelerated and the options become fully exercisable.

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

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board upon a recommendation from the Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2004 the Company did not make any contributions to the plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment terminates due to death, disability or a change in control of management, he or she will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains. One executive officer (John Jablansky) of the Company has been chosen as a participant in the 1996 Deferred Compensation Plan.

401(k) Plan

The Company maintains a 401(k) plan (the 401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2004, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $13,000 in 2004. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. During 2001 and in prior years, the Company's 401(k) Plan provided for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. No matching contributions were made by the Company for 2004.

Employment Agreements

The Goldberg Agreements

The Company has employment agreements with each of Paul Goldberg, its Chairman of the Board, and Bruce M. Goldberg, its Chief Executive Officer and President (collectively and as amended the "Goldberg Agreements"). Effective January 1, 2000, the term of each of the Goldberg Agreements was extended until December 31, 2005, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to the expiration of the then current term and subject, in the case of Paul Goldberg, to earlier termination in the event that Paul Goldberg elects to exercise his right to retire as hereinafter described. Each of the Goldberg Agreements provides for a base salary, in the case of Paul Goldberg, of $291,167 per annum effective January 1, 2000, and, in the case of Bruce M. Goldberg, of $391,723 per annum effective January 1, 1999, subject to an annual increase equal to the greater of 4% per annum or the increase in the cost of living. During 2001 through 2004 Bruce M. Goldberg and Paul Goldberg voluntarily agreed to reductions in the base salary that they would otherwise then have been entitled to receive. Under the Goldberg Agreements, Paul Goldberg and Bruce M.

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

The Goldberg Agreements also provide certain additional benefits to each of Paul Goldberg and Bruce M. Goldberg, including participation in the Company benefit plans, use of or payment for an automobile and, in the case of Bruce M. Goldberg, continuance in the event of disability of all his respective compensation and other benefits for two years and the payment of the annual premium on the Whole Life Policy as described under "Summary Compensation Table" above.

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

The Flanders/Gordon Agreements

Effective as of January 1, 2000, the Company entered into a new employment agreement with Howard L. Flanders, its Executive Vice President, Chief Financial Officer and Corporate Secretary (the "Flanders Agreement"), and Rick Gordon, its Senior Vice President of Sales and Marketing (the "Gordon Agreement" and collectively with the Flanders Agreement, the "Flanders/Gordon Agreements"). The Flanders/Gordon Agreements each have an initial term through December 31, 2003, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to expiration of the then current term. They provide for a base salary, effective as of January 1, 2000, of $215,000 per annum for Mr. Flanders and $218,000 per annum for Mr. Gordon, subject to an annual increase commencing January 1, 2001, equal to the greater of 5% per annum or the increase in the cost of living. During 2001 through 2004, Howard L. Flanders and Rick Gordon voluntarily agreed to reductions in the base salary that they would otherwise then have been entitled to receive. Under the Flanders/Gordon Agreements, Messrs. Gordon and Flanders are entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation is limited in any year to an amount no greater than such executive's base salary for the applicable year. The Flanders/Gordon Agreements also provide for certain additional benefits, including participation in the Company benefit plans, use of or payment for an automobile and continuance of all their respective compensation and other benefits for two years in the event of disability. Further, if Mr. Gordon or Mr. Flanders were to be terminated without cause (which includes requiring employee to perform duties not commensurate with his offices or which differ materially from duties that presently exist or, after a change in control, changing the location where employee is based), he is entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the applicable Flanders/Gordon Agreement. Additionally, under the Flanders/Gordon Agreements, the Company has paid premiums under a life insurance policy for each of Messrs. Gordon and Flanders with the beneficiary to be as designated by Mr. Gordon or Mr. Flanders, respectively, as described under "Summary Compensation Table" above. The Flanders/Gordon Agreements also provide that, in the event of a change in control (as defined) of the Company, each of Mr. Gordon and Mr. Flanders would have the option in his sole discretion to terminate the applicable Flanders/Gordon Agreement. In such event, and subject to remaining an employee of the Company (or its successor) for 180 days after the change in control (other than as a result of his death, disability or termination without cause), Mr. Gordon or Mr. Flanders, at his option, is entitled to elect to receive a lump-sum payment equal to his respective compensation due through the later of the end of the term of the applicable Flanders/Gordon Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under such Flanders/Gordon Agreement. In addition, upon a change in control, all options granted by the Company to Messrs. Flanders and Gordon automatically vest. The Flanders/Gordon Agreements also contain covenants not to compete, nonsolicitation and nondisclosure provisions.

Board Compensation

Commencing in 2004, nonemployee members of the Board receive an annual fee of $5,000. Each nonemployee director serving on one or more committees receives an additional annual fee of $2,000. The chairman of the audit committee receives an additional annual fee of $1,000.

The nonemployee members of the Board also receive annual grants of options under the Director Stock Option Plan. See "2000 Nonemployee Director Stock Option Plan."

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board currently consists of Howard M. Pinsley and Robin L. Crandell, both being independent directors of the Company. See "Board Committees - Compensation Committee" under "Item 10. Directors and Executive Officers of the Registrant." Since January 1, 2004 to the date hereof, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 21, 2005, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 2004 (including the Chief Executive Officer) and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                Percent of
   Name and Address                                  Amount and Nature of       Outstanding
   of Beneficial Owner (1)                        Beneficial Ownership (2)      Shares (2)
   -----------------------                        ------------------------      -----------
   Bruce M. Goldberg (3).....................               364,894                  9.0%
   Paul Goldberg (4).........................               208,329                  5.2%
   Howard L. Flanders........................                63,734                  1.6%
   Rick Gordon...............................                50,634                  1.3%
   John Jablansky............................                16,874                   *
   Richard E. Siegel.........................                 5,100                   *
   Robin L. Crandell.........................                 4,000                   *
   Howard M. Pinsley.........................                 3,000                   *
   Michael W. Forman (5).....................                 1,750                   *
   All executive officers and directors
   as a group (9 persons)(3)(4)(5)...........               718,315                 16.8%

   ---------------
   *   Less than 1%

(1) The address of Paul Goldberg is 16115 N.W. 52nd Avenue, Miami, Florida 33014 and the address of Bruce M. Goldberg is 230 Devcon Drive, San Jose, California 95112.
(2) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan which will be vested and exercisable on or before June 20, 2005: 144,962 options held by Bruce M. Goldberg; 79,756 options held by Paul Goldberg; 59,534 options held by Howard L. Flanders; 41,717 options held by Rick Gordon; 10,624 options held by John Jablansky; 4,000 options held by Richard E. Siegel; 4,000 options held by Robin L. Crandell; 1,250 options held by Howard M. Pinsley; 1,500 options held by Michael W. Forman and 347,343 options held by the executive officers and directors as a group. Excludes outstanding stock options to purchase an aggregate of 123,630 additional shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan to the executive officers and directors as a group that will not be vested nor exercisable as of June 20, 2005.
(3) Includes a total of 79,500 shares of the Company's Common Stock held of record by Bruce M. Goldberg as trustee for his sons and for his nieces and nephew and 1,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 19,209 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Bruce M. Goldberg's sons. Bruce M. Goldberg disclaims beneficial ownership over all such securities.
(4) Includes 57,844 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and a total of 500 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for two of his grandchildren. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities.
(5) Includes 250 shares of the Company's Common Stock owned of record by Michael W. Forman's wife, Ann Forman. For federal securities law purposes only, Michael W. Forman is deemed to be the beneficial owner of these securities.

Equity Compensation Plan Information

The following table sets forth information about our Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2004, including the Option Plan and the Director Stock Option Plan. Our stockholders have approved both of these plans.

                                                                                  Number of Securities Remaining
                               Number of Securities To      Weighted Average       Available for Future Issuance
                               Be Issued Upon Exercise      Exercise Price of     Under Equity Compensation Plans
                               of Outstanding Options,    Outstanding Options,         (Excluding Securities
Plan Category                    Warrants And Rights       Warrants and Rights     Reflected in the First Column)
-------------------           -------------------------  ----------------------  ----------------------------------
Equity compensation plans
approved by stockholders               759,360                    $5.07                       180,834

Equity compensation plans
not approved by stockholders             N/A                       N/A                          N/A

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

During 2004, the Company purchased product aggregating approximately $2.0 million from Supertex, Inc., a supplier of the Company where a Board member of the Company, Richard E. Siegel, is the Executive Vice President and a director.

The Company leases residential space in San Jose, California from a partnership which includes two of the Company's executive officers (Paul Goldberg and Bruce
M. Goldberg). The lease is triple net and provides for rental payments of $4,800 per month through January 1, 2006, the date of the expiration of the lease. Beginning in 2001, the partnership has agreed to varying reductions in the monthly rental payment. The current monthly payment under this lease is $3,200. The Company paid approximately $42,700 to this partnership for the year ended December 31, 2004.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The Company and its Audit Committee are committed to ensuring the independence of its registered independent public accounting firm. As such, it is the Company's policy that all engagements of the Company's registered independent public accounting firm be pre-approved by the Audit Committee.

Audit Fees. The aggregate fees billed by the Company's registered independent public accounting firm Lazar Levine & Felix LLP, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and the review of the financial statements included in the Company's Forms 10-Q for each year were $189,000 and $170,000.

Audit Related Fees. There were no fees billed by Lazar Levine & Felix LLP for 2004 and 2003 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under Audit Fees above.

Tax Fees. The aggregate fees billed in 2004 and 2003 for professional services rendered by Lazar Levine & Felix LLP for tax compliance, tax advice, and tax planning were $35,000 and $75,000. All such tax services were pre-approved by the Audit Committee.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2004 and 2003, other than the services described above.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.
          ------------------------------------------

(a)  List of documents filed as part of this report                        Page*
     ----------------------------------------------                        ----

     1. Financial Statements
        --------------------
        Management's Responsibility for Financial Reporting............      F-1
        Report of Registered Independent Public Accounting Firm........      F-1
        Consolidated Balance Sheets....................................      F-2
        Consolidated Statements of Income..............................      F-3
        Consolidated Statements of Changes in Shareholders' Equity.....      F-4
        Consolidated Statements of Cash Flows..........................      F-5
        Notes to Consolidated Financial Statements.....................      F-6

     2. Financial Statement Schedule
        ----------------------------
        Schedule II - Valuation and Qualifying Accounts................      S-1

* Page numbers refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

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

       10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
       10.6 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
       10.7 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
       10.8 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through August 22, 2001 (incorporated by reference to Exhibit
                10.7 to the Company's Form 10-K for the year ended December 31,
                2001).**
       10.9 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001 (incorporated by reference to Exhibit
                10.8 to the Company's Form 10-K for the year ended December 31,
                2001).**
       10.10    Deferred Compensation Plan (incorporated by reference to Exhibit
                10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
       10.11 Amendment No. 1 to the All American Semiconductor, Inc. Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).**
       10.12 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
                10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.13 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
                Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.14 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
                2003).**
       10.15    Form of Salary Continuation Plan (incorporated by reference to
                Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
       10.16 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**

       10.17 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
       10.18 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
       10.19 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003).
       10.20 First Amendment to Credit Agreement dated as of June 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2004).
       10.21 Software License and Services Agreement dated as of June 30, 2004 by and between the Company and PeopleSoft USA, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2004). Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]".
       10.22 Lease Agreement dated July 22, 2004, by and between Winthrop Resources Corporation and the Company in connection with the Company's enterprise resource planning (ERP) system and other future projects (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       10.23 Installment Payment Agreement dated July 28, 2004, by and between Siemens Financial Services, Inc. and the Company in connection with the Company's enterprise resource planning (ERP) system. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]"(incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       21.1 List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       23.1 Consent of Lazar Levine & Felix LLP, registered independent public accounting firm (incorporated by reference to Exhibit
                23.1 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       31.1.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K/A.*
       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       31.2.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K/A.*
       32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350 (incorporated by reference to Exhibit 32.1 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
       32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350 (incorporated by reference to Exhibit 32.2 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

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

Dated:  April 29, 2005