Form 10-Q
period 2005-03-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2005-05-13
CIK 818074

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended March 31, 2005
                                     --or--
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                       --------------  ---------------

                         Commission File Number: 0-16207


                        ALL AMERICAN SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              59-2814714
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

16115 Northwest 52nd Avenue, Miami, Florida                                33014
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

As of May 11, 2005, 3,925,556 shares of the common stock of All American Semiconductor, Inc. were outstanding.

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

I               FINANCIAL INFORMATION:

         1.     Financial Statements

                Consolidated Condensed Balance Sheets at March 31, 2005
                  (Unaudited) and December 31, 2004................................   1

                Consolidated Condensed Statements of Income for the Quarters
                  Ended March 31, 2005 and 2004 (Unaudited)........................   2

                Consolidated Condensed Statements of Cash Flows for the
                  Quarters Ended March 31, 2005 and 2004 (Unaudited)...............   3

                Notes to Consolidated Condensed Financial Statements (Unaudited)...   4

         2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................   8

         3.     Quantitative and Qualitative Disclosures about Market Risk.........  13

         4.     Controls and Procedures............................................  13


II              OTHER INFORMATION:

         6.     Exhibits ..........................................................  13

                SIGNATURES.........................................................  14

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     March 31      December 31
ASSETS                                                                   2005             2004
----------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Current assets:
  Cash ......................................................   $     572,000    $     645,000
  Accounts receivable, less allowances for doubtful
    accounts of $1,900,000 and $1,955,000....................      63,828,000       69,010,000
  Inventories ...............................................      66,695,000       67,608,000
  Other current assets ......................................       3,988,000        4,370,000
                                                                -------------    -------------
    Total current assets ....................................     135,083,000      141,633,000
Property, plant and equipment - net .........................       3,465,000        3,185,000
Deposits and other assets ...................................       2,439,000        2,648,000
                                                                -------------    -------------
                                                                $ 140,987,000    $ 147,466,000
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .........................   $     709,000    $     705,000
  Accounts payable ..........................................      47,510,000       41,100,000
  Accrued expenses ..........................................       4,561,000        5,499,000
  Other current liabilities .................................         293,000          197,000
                                                                -------------    -------------
    Total current liabilities ...............................      53,073,000       47,501,000
Long-term debt:
  Notes payable .............................................      62,987,000       75,174,000
  Subordinated debt .........................................         697,000          714,000
  Other long-term debt ......................................       1,063,000        1,063,000
                                                                -------------    -------------
                                                                  117,820,000      124,452,000
                                                                -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,922,724 and 3,893,161  shares issued and outstanding ..          39,000           39,000
  Capital in excess of par value ............................      25,839,000       25,747,000
  Accumulated deficit .......................................      (2,711,000)      (2,772,000)
                                                                -------------    -------------
                                                                   23,167,000       23,014,000
                                                                -------------    -------------
                                                                $ 140,987,000    $ 147,466,000
                                                                =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


QUARTERS ENDED MARCH 31                                    2005            2004
-------------------------------------------------------------------------------

NET SALES ......................................   $ 94,309,000    $ 98,242,000
Cost of sales ..................................    (78,545,000)    (81,248,000)
                                                   ------------    ------------

Gross profit ...................................     15,764,000      16,994,000
Selling, general and administrative expenses ...    (14,645,000)    (14,560,000)
                                                   ------------    ------------

INCOME FROM OPERATIONS .........................      1,119,000       2,434,000
Interest expense ...............................     (1,013,000)       (870,000)
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES .....................        106,000       1,564,000
Income tax provision ...........................        (45,000)       (673,000)
                                                   ------------    ------------

NET INCOME .....................................   $     61,000    $    891,000
                                                   ============    ============

EARNINGS PER SHARE:
Basic ..........................................           $.02            $.24
                                                           ====            ====
Diluted ........................................           $.01            $.22
                                                           ====            ====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

QUARTERS ENDED MARCH 31                                                 2005             2004
---------------------------------------------------------------------------------------------
Cash Flows Provided By (Used  For) Operating Activities ....   $  12,385,000    $  (2,803,000)
                                                               -------------    -------------


Cash Flows From Investing Activities:
Acquisition of property and equipment ......................        (464,000)        (112,000)
Decrease in other assets ...................................         113,000          229,000
                                                               -------------    -------------

    Cash flows provided by (used for) investing activities .        (351,000)         117,000
                                                               -------------    -------------


Cash Flows From Financing Activities:
Borrowings under line of credit agreement ..................      89,871,000       95,666,000
Repayments under line of credit agreement ..................    (101,842,000)     (93,139,000)
Repayments of notes payable ................................        (228,000)         (14,000)
Net proceeds from issuance of equity securities ............          92,000           86,000
                                                               -------------    -------------

    Cash flows provided by (used for) financing activities .     (12,107,000)       2,599,000
                                                               -------------    -------------


Decrease in cash ...........................................         (73,000)         (87,000)
Cash, beginning of period ..................................         645,000          620,000
                                                               -------------    -------------

Cash, end of period ........................................   $     572,000    $     533,000
                                                               =============    =============

Supplemental Cash Flow Information:
Interest paid ..............................................   $     919,000    $     869,000
                                                               =============    =============

Income taxes paid - net ....................................   $     118,000    $      39,000
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2005, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2004) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Stock-Based Compensation
------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the option plans using the intrinsic value method. The Company grants its options based on market value; accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the adoption of this Statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123. Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004)), requires the recognition of compensation costs related to services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (revised 2004) required compliance beginning with the first interim or annual report beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the date for compliance with SFAS 123

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

(revised 2004) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will discontinue application of the intrinsic method and will adopt SFAS 123 (revised
2004) for the fiscal year beginning January 1, 2006.

Quarters Ended March 31                                     2005            2004
--------------------------------------------------------------------------------
Net earnings:
  As reported ..................................    $     61,000    $    891,000
  Pro forma ....................................          61,000         858,000

Basic earnings per share:
  As reported ..................................            $.02            $.24
  Pro forma ....................................             .02             .23

Diluted earnings per share:
  As reported ..................................            $.01            $.22
  Pro forma ....................................             .01             .21

During the quarter ended March 31, 2005 no options were granted or became vested. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended March 31, 2004: expected volatility of 87%, risk-free interest rate of 2.8% and expected lives of 2 to 5 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

2. EARNINGS PER SHARE

The following table sets forth the calculation of earnings per share on a basic and diluted basis:

Quarters Ended March 31                                     2005            2004
--------------------------------------------------------------------------------

Basic Earnings Per Share:
-------------------------

Net Income .....................................      $   61,000      $  891,000
                                                      ==========      ==========

Weighted Average Shares Outstanding ............       3,912,449       3,767,059
                                                      ==========      ==========

Basic Earnings Per Share .......................            $.02            $.24
                                                            ====            ====

Diluted Earnings Per Share:
---------------------------

Net Income .....................................      $   61,000      $  891,000
                                                      ==========      ==========

Weighted Average and Dilutive Shares:
  Weighted average shares outstanding ..........       3,912,449       3,767,059
  Dilutive shares ..............................         221,819         310,629
                                                      ----------      ----------
                                                       4,134,268       4,077,688
                                                      ==========      ==========

Diluted Earnings Per Share .....................            $.01            $.22
                                                            ====            ====

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

Excluded from the calculation of earnings per share are stock options to purchase 288,000 and 283,000 common shares in the quarters ending March 31, 2005 and 2004, as their inclusion would have been antidilutive.

3. LONG-TERM DEBT

Line of Credit
--------------

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended, which expires May 14, 2006 (the "Credit Facility"), bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or
(b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. The Company improved from the third pricing level under its Credit Facility at the beginning of 2004 to the first pricing level effective in the middle of the third quarter of 2004. The improvement in pricing levels, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. The Company was in compliance with all covenants under the Credit Facility at March 31, 2005. At March 31, 2005, outstanding borrowings under the Company's Credit Facility aggregated $62,987,000 compared to $74,958,000 at December 31, 2004.

4. OPTIONS

Option Plan
-----------

During the quarter ended March 31, 2005, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended March 31, 2005, a total of 29,231 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $5.64 per share. During the quarter ended March 31, 2005, a total of 29,563 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $1.92 to $5.64 per share.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Director Option Plan
--------------------

During the quarter ended March 31, 2005, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended.

5. STOCK REPURCHASE PROGRAM

The Company repurchased no shares of its common stock during the quarter ended March 31, 2005 in connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock. To date the Company has repurchased 244,089 shares at an aggregate price of $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. The Company presently does not intend to make further stock repurchases at the current market prices.

6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of Statement of Financial Accounting Standards No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

Sales by geographic areas are as follows:

Quarters Ended March 31                                     2005            2004
--------------------------------------------------------------------------------

Americas (1) ...................................     $85,640,000     $91,895,000
Europe .........................................       4,489,000       3,715,000
Asia/Pacific ...................................       4,180,000       2,632,000
                                                     -----------     -----------
                                                     $94,309,000     $98,242,000
                                                     ===========     ===========

(1) Includes sales in the United States and Puerto Rico of $81,350,000 and $81,321,000 for the quarters ended March 31, 2005 and 2004.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $3,459,000 and $3,177,000 at March 31, 2005 and December 31, 2004.

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

Overview
--------

Industry conditions, which had improved during the first half of 2004, began to slow during the second half of 2004 and remain relatively soft thus far in 2005. Since the end of the second quarter of 2004 we have experienced a decline in our sales levels. While industry conditions were and continue to be challenging, the Company was able to increase its backlog of customer orders from $69 million at December 31, 2004 to $78 million at March 31, 2005. At March 31, 2004, our customer backlog was $85 million.

While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will be higher in European and Asian markets. To further support the continuing trend for business to transfer outside of North America, as well as to take advantage of recent developments in industry trends towards consolidation, the Company is expanding and expects to continue to expand further. There can be no assurance that the Company will achieve any growth in any particular market in the future.

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

The Company believes there have been no significant changes, during the three month period ended March 31, 2005, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Results of Operations
---------------------

Net sales for the first quarter of 2005 were $94.3 million, a decrease of 4% from net sales of $98.2 million for the same period of 2004. The decrease in sales reflects a slowdown in sales which began during the second half of 2004 compared to the first half of 2004 and which has continued through the first quarter of 2005. Management believes that in the third quarter of 2004 customers began experiencing increases in inventory levels as end markets were not growing as fast as expected and product availability was not as tight as originally anticipated. In response, during the third quarter of 2004 customers began reducing their purchasing levels. Management expects that the current slowdown may continue into the second half of 2005.

Gross profit was $15.8 million for the first quarter of 2005, down 7.2% compared to $17.0 million for the first quarter of 2004. The decrease in gross profit was due to the decline in sales as well as a decline in gross profit margins. Gross profit margins as a percentage of net sales were 16.7% for the first quarter of 2005 compared to 17.3% for the first quarter of 2004. The decrease in gross profit margins reflects a decline of 1.5 points in the gross profit margin on sales of active products for the first quarter of 2005 compared to the first quarter of 2004 with sales of active products representing 88% of total sales for each of the quarters presented. The impact from the decline in gross profit margins on active products more than offset a 9% reduction in sales to accounts that require aggressive pricing programs. Additionally, profit margins are under downward pressure as a result of slight oversupply conditions that exist in the market. Management expects that the downward pressure on gross profit margins will continue as a result of the anticipation of a greater number of low margin, large volume transactions in the future, the anticipation of an increase in sales to accounts that require aggressive pricing programs and the possibility that slight oversupply conditions may still exist.

Selling, general and administrative expenses ("SG&A") was $14.6 million for each of the first quarters of 2005 and 2004. SG&A for the first quarter of 2005 reflects an increase of $222,000 in variable expenses notwithstanding a decline in gross profit dollars for the first quarter of 2005 compared to the same period of 2004. This increase in variable expenses reflects an increase in commission rates resulting from pressure in labor markets. This increase in variable expenses offset improvements in fixed expenses. The improvement in fixed expenses was primarily associated with a reduction in other expenses including occupancy costs of $114,000. The Company is expanding and expects to continue to expand further, including personnel additions, to enhance our position to take advantage of recent trends in industry consolidation and business transferring outside of North America. The Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales was 15.5% for the quarter ended March 31, 2005 compared to 14.8% for the same period of 2004. The increase in SG&A as a percentage of net sales reflects the decline in net sales.

Income from operations was $1.1 million for the first quarter of 2005 compared to $2.4 million for the same period of 2004. The decrease in income from operations was due to the decline in sales and gross profit dollars as discussed previously.

Interest expense increased to $1.0 million for the first quarter of 2005 compared to $870,000 for the same period of 2004. The increase in interest expense resulted from an increase in our average borrowings. Our average borrowings increased by $12 million for the first quarter of 2005 compared to the first quarter of 2004. The increase in average borrowings was due to slight increases in our inventory and accounts receivable levels as well as a decrease in accounts payable. The adverse impact on interest expense from the increase in average borrowings more than offset the positive impact on interest expense associated with a net reduction in overall interest rates. The net reduction in overall interest rates was due to the Company improving from the third pricing level under its Credit Facility at the beginning of 2004 to the first pricing level effective in the middle of the third quarter of 2004 as well as from the repayment of fixed-rate debt utilizing borrowings under the Credit Facility at a lower rate. The improvement to the first pricing level, which aggregated 100

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. On June 14, 2004, the Company repaid $5.2 million of 9% subordinated debt with borrowings under the Credit Facility at lower interest rates. The positive impact on interest expense from the improvement in pricing levels and the repayment of fixed-rate debt with lower interest rate debt more than offset the adverse effect from interest rate hikes by the Federal Reserve Board. If the Federal Reserve continues to increase interest rates as anticipated, interest expense will increase. However, the reduction in the interest rate margin charged under the Credit Facility as well as the repayment of fixed-rate debt with lower interest rate debt will continue to have a positive effect on interest expense when compared to the prior year. Interest expense for the first quarter of 2005 included non-cash amortization of deferred financing fees of $96,000 and interest expense will reflect an aggregate of $1.1 million of deferred financing fees over the term of the Credit Facility. See "Liquidity and Capital Resources" below and Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Net income for the quarter ended March 31, 2005 was $61,000 (or $.01 per share (diluted)), compared to $891,000 (or $.22 per share (diluted)) for the first quarter of 2004.

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 2005 decreased to $82.0 million from working capital of $94.1 million at December 31, 2004. The current ratio was 2.55:1 at March 31, 2005 compared to 2.98:1 at December 31, 2004. The decreases in working capital and the current ratio were primarily due to decreases in accounts receivable and inventory as well as an increase in accounts payable. Accounts receivable was $63.8 million at March 31, 2005 compared to $69.0 million at December 31, 2004. The decrease in accounts receivable reflects a reduced level of sales towards the latter part of the first quarter of 2005 compared to the latter part of the fourth quarter of 2004. Inventory levels were $66.7 million at March 31, 2005 compared to $67.6 million at December 31, 2004. Accounts payable increased to $47.5 million at March 31, 2005 from $41.1 million at December 31, 2004 in connection with an increase of $6 million in the level of purchases made during the latter part of the first quarter of 2005 over the same period of the fourth quarter of 2004.

At March 31, 2005, the Company had subordinated debt with various maturities through 2015 which aggregated $762,000, including the current portion of such debt, and had an unfunded postretirement benefit obligation of $1.1 million. See the table below.

The Company's line of credit facility was amended as of June 11, 2004 to increase the credit facility to $85 million from $65 million and to amend certain provisions. Borrowings under the Company's $85 million credit facility, as amended, which expires May 14, 2006 (the "Credit Facility"), bear interest at one of three pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) 1% over the greater of the Federal funds rate plus .5% and prime or
(b) 3.25% over LIBOR. At the third level, at the Company's option, the rate will be either (a) 1.5% over the greater of the Federal funds rate plus .5% and prime or (b) 3.75% over LIBOR. The Company improved from the third pricing level under its Credit Facility at the beginning of 2004, to the first pricing level effective in the middle of the third quarter of 2004. The improvement in pricing levels, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined) and the Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. The Company was in compliance with all covenants under the Credit Facility at March 31, 2005. At March 31, 2005, outstanding borrowings under the Company's Credit Facility aggregated $63.0 million compared to $75.0 million at December 31, 2004. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Long-term debt, operating leases and other long-term obligations as of March 31, 2005 mature as follows:

                                                                    Payments Due by Period
                                                    -----------------------------------------------------
                                                      Less than                                 More than
Obligations                                 Total        1 year     1-3 years     4-5 years       5 years
---------------------------------------------------------------------------------------------------------
Long-term debt (1) ................   $64,393,000   $   709,000   $63,214,000   $   178,000   $   292,000
Operating leases ..................    10,300,000     3,200,000     4,400,000     1,200,000     1,500,000
Other long-term obligations (2) ...     1,063,000             -             -             -     1,063,000
                                      -----------   -----------   -----------   -----------   -----------
Total obligations .................   $75,756,000   $ 3,909,000   $67,614,000   $ 1,378,000   $ 2,855,000
                                      ===========   ===========   ===========   ===========   ===========

---------

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of March 31, 2005 and includes $62,987,000 under the Company's Credit Facility which matures on May 14, 2006.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of March 31, 2005 and represents a postretirement benefit obligation.

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is now expected to be approximately $4.0 to $4.5 million. The expected cost reflects an increase in hardware requirements as well as software development costs. At March 31, 2005, $1.0 million associated with this ERP system has been reflected in property, plant and equipment - net and $144,000 has been reflected in other current assets on the Consolidated Condensed Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. At March 31, 2005, the outstanding balance under this arrangement was $644,000 which is payable in three equal quarterly installments of approximately $217,000 through January 1, 2006. The effective interest rate under this agreement is 1.9% per annum. In addition, the Company has arranged financing for an additional $1.9 million of the aggregate cost of the ERP system with another third party finance company, which financing arrangement is expected to have maturities through May 2008 based upon the Company's anticipated utilization of the financing arrangement and has an effective interest rate of 2.2% per annum.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of March 31, 2005, the Company had made payments aggregating $59,000 under this guaranty as a result of nonpayments of rental amounts by lessees, $54,000 of which nonpayments have been collected subsequent to the balance sheet date. The Company plans to seek recovery from the lessees for any amounts that the Company pays under its guaranty. There can be no assurance, however, that the Company will be successful in recovering all amounts paid under its guaranty. At March 31, 2005 the maximum additional exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $234,000 with a net present value of $218,000.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, its future operating results, its bookings, sales, products, services and markets (including expansion of operations in Asia and Europe), the impact of customers reducing their purchasing in response to a slight slowdown in end markets and/or future events relating to or affecting the Company and its business and operations, including a continued slowdown in sales and oversupply conditions, and All American's attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the level of strength of industry and market conditions and business activity being less than we believe or continuing to further weaken; a tightening by customers of their inventory levels; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside the Americas and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain additional financing when needed or on terms acceptable to the Company; an increase in interest rates, including as a result of interest rate hikes by the Federal Reserve Board, and/or an increase in the Company's average outstanding borrowings; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions, inventory oversupply conditions and/or increases in the costs of goods; problems with telecommunication, computer and information systems; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2004 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR rate, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense will increase or decrease by $157,000 per annum based on outstanding borrowings at March 31, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

ITEM 6. Exhibits
------- --------

        Exhibits
        --------

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  May 13, 2005                 /s/ BRUCE M. GOLDBERG
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 13, 2005                 /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)