Form 10-Q
period 2005-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2005-08-12
CIK 818074

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005

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

As of August 9, 2005, 3,930,466 shares of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX


Part     Item                                                                                      Page
No.      No.      Description                                                                       No.
-------------------------------------------------------------------------------------------------------
I                 FINANCIAL INFORMATION:

         1.       Financial Statements

                  Consolidated Condensed Balance Sheets at June 30, 2005
                    (Unaudited) and December 31, 2004.............................................   1

                  Consolidated Condensed Statements of Income for the Quarters and Six Months
                    Ended June 30, 2005 and 2004 (Unaudited)......................................   2

                  Consolidated Condensed Statements of Cash Flows for the
                    Six Months Ended June 30, 2005 and 2004 (Unaudited)...........................   3

                  Notes to Consolidated Condensed Financial Statements (Unaudited)................   4

         2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................................   9

         3.       Quantitative and Qualitative Disclosures about Market Risk......................  14

         4.       Controls and Procedures.........................................................  15


II                OTHER INFORMATION:

         6.       Exhibits........................................................................  15

                  SIGNATURES......................................................................  15

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           June 30     December 31
ASSETS                                                                        2005            2004
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Current assets:
  Cash ..........................................................    $     582,000   $     645,000
  Accounts receivable, less allowances for doubtful
   accounts of $2,399,000 and $1,955,000 ........................       75,393,000      69,010,000
  Inventories ...................................................       66,376,000      67,608,000
  Other current assets ..........................................        2,392,000       4,370,000
                                                                     -------------   -------------
   Total current assets .........................................      144,743,000     141,633,000
Property, plant and equipment - net .............................        5,144,000       3,185,000
Deposits and other assets .......................................        2,363,000       2,648,000
                                                                     -------------   -------------
                                                                     $ 152,250,000   $ 147,466,000
                                                                     =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .............................    $     497,000   $     705,000
  Accounts payable ..............................................       47,083,000      41,100,000
  Accrued expenses ..............................................        5,585,000       5,499,000
  Other current liabilities .....................................          331,000         197,000
                                                                     -------------   -------------
   Total current liabilities ....................................       53,496,000      47,501,000
Long-term debt:
  Notes payable .................................................       73,521,000      75,174,000
  Subordinated debt .............................................          680,000         714,000
  Other long-term debt ..........................................        1,063,000       1,063,000
                                                                     -------------   -------------
                                                                       128,760,000     124,452,000
                                                                     -------------   -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued ......................................                -               -
  Common stock, $.01 par value, 40,000,000 shares authorized,
   3,930,391 and 3,893,161 shares issued and outstanding ........           39,000          39,000
  Capital in excess of par value ................................       25,854,000      25,747,000
  Accumulated deficit ...........................................       (2,403,000)     (2,772,000)
                                                                     -------------   -------------
                                                                        23,490,000      23,014,000
                                                                     -------------   -------------
                                                                     $ 152,250,000   $ 147,466,000
                                                                     =============   =============

See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                    Quarters                          Six Months
PERIODS ENDED JUNE 30                           2005             2004             2005             2004
-------------------------------------------------------------------------------------------------------
NET SALES .........................    $ 111,214,000    $ 106,909,000    $ 205,523,000    $ 205,151,000
Cost of sales .....................      (92,926,000)     (88,606,000)    (171,471,000)    (169,854,000)
                                       -------------    -------------    -------------    -------------

Gross profit ......................       18,288,000       18,303,000       34,052,000       35,297,000
Selling, general and
  administrative expenses .........      (16,659,000)     (15,575,000)     (31,304,000)     (30,135,000)
                                       -------------    -------------    -------------    -------------
INCOME FROM OPERATIONS ............        1,629,000        2,728,000        2,748,000        5,162,000
Interest expense ..................       (1,140,000)        (931,000)      (2,153,000)      (1,801,000)
                                       -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES ........          489,000        1,797,000          595,000        3,361,000
Income tax provision ..............         (181,000)        (772,000)        (226,000)      (1,445,000)
                                       -------------    -------------    -------------    -------------

NET INCOME ........................    $     308,000    $   1,025,000    $     369,000    $   1,916,000
                                       =============    =============    =============    =============
EARNINGS PER SHARE:
Basic .............................             $.08             $.27             $.09             $.51
                                                ====             ====             ====             ====
Diluted ...........................             $.08             $.25             $.09             $.47
                                                ====             ====             ====             ====

See notes to consolidated condensed financial statements


ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                      2005             2004
---------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used For) Operating Activities ..........    $   3,964,000    $ (17,170,000)
                                                                     -------------    -------------
Cash Flows From Investing Activities:
Acquisition of property and equipment ...........................       (2,332,000)        (112,000)
Decrease in other assets ........................................           92,000          117,000
                                                                     -------------    -------------

    Cash flows provided by (used for) investing activities ......       (2,240,000)           5,000
                                                                     -------------    -------------
Cash Flows From Financing Activities:
Borrowings under line of credit agreement .......................      202,268,000      215,607,000
Repayments under line of credit agreement .......................     (203,705,000)    (193,709,000)
Repayments of notes payable .....................................         (457,000)      (5,179,000)
Net proceeds from issuance of equity securities .................          107,000          400,000
                                                                     -------------    -------------

    Cash flows provided by (used for) financing activities ......       (1,787,000)      17,119,000
                                                                     -------------    -------------

Decrease in cash ................................................          (63,000)         (46,000)
Cash, beginning of period .......................................          645,000          620,000
                                                                     -------------    -------------

Cash, end of period .............................................    $     582,000    $     574,000
                                                                     =============    =============

Supplemental Cash Flow Information:
Interest paid ...................................................    $   1,856,000    $   1,658,000
                                                                     =============    =============

Income taxes paid (refunded) - net ..............................    $  (1,102,000)   $   1,075,000
                                                                     =============    =============

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2005, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

Stock-Based Compensation
------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the option plans using the intrinsic value method. The Company grants its options based on market value; accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the adoption of this Statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123. Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004)), requires the recognition of compensation costs related to services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (revised 2004) required compliance beginning with the first interim or annual report beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the date for compliance with SFAS 123 (revised 2004) until the first

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will discontinue application of the intrinsic method and will adopt SFAS 123 (revised 2004) for the fiscal year beginning January 1, 2006.

                                                       Quarters                            Six Months
Periods Ended June 30                             2005              2004              2005              2004
------------------------------------------------------------------------------------------------------------
Net earnings:
   As reported                                $308,000        $1,025,000          $369,000        $1,916,000
   Pro forma                                   307,000         1,024,000           368,000         1,882,000

Basic earnings per share:
   As reported                                    $.08              $.27              $.09              $.51
   Pro forma                                       .08               .27               .09               .50

Diluted earnings per share:
   As reported                                    $.08              $.25              $.09              $.47
   Pro forma                                       .07               .25               .09               .46

During the quarter and six months ended June 30, 2005 and the quarter ended June 30, 2004 no options were granted. During the second quarter of 2005 certain previously issued options became vested. During the quarter ended March 31, 2005 no options became vested. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004: expected volatility of 87%; risk-free interest rate of 2.8%; and expected lives of 2 to 5 years.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

2.   EARNINGS PER SHARE

The following table sets forth the calculation of earnings per share on a basic and diluted basis:

                                                              Quarters                       Six Months
PERIODS ENDED JUNE 30                                    2005           2004           2005           2004
----------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
-------------------------
Net Income ..................................    $    308,000   $  1,025,000   $    369,000   $  1,916,000
                                                 ============   ============   ============   ============

Weighted Average Shares Outstanding .........       3,926,791      3,811,213      3,919,620      3,789,136
                                                 ============   ============   ============   ============

Basic Earnings Per Share ....................            $.08           $.27           $.09           $.51
                                                         ====           ====           ====           ====
DILUTED EARNINGS PER SHARE:
---------------------------

Net Income ..................................    $    308,000   $  1,025,000   $    369,000   $  1,916,000
                                                 ============   ============   ============   ============
Weighted Average and Dilutive Shares:
  Weighted average shares outstanding .......       3,926,791      3,811,213      3,919,620      3,789,136
  Dilutive shares ...........................         178,480        346,783        198,767        318,338
                                                 ------------   ------------   ------------   ------------
                                                    4,105,271      4,157,996      4,118,387      4,107,474
                                                 ============   ============   ============   ============

Diluted Earnings Per Share ..................            $.08           $.25           $.09           $.47
                                                         ====           ====           ====           ====

Basic earnings per share are determined by dividing the Company's net income by the weighted average shares outstanding. Diluted earnings per share include any dilutive effects of outstanding stock options.

Excluded from the calculation of earnings per share are stock options to purchase 84,390 common shares in the quarter and six months ending June 30, 2005 and 228,050 common shares in the quarter and six months ending June 30, 2004, as their inclusion would have been antidilutive.

3.   LONG-TERM DEBT

Line of Credit
--------------

On August 8, 2005, subsequent to the balance sheet date, the Company's line of credit facility was amended to increase the facility to $100 million from $85 million and to extend the term from May 14, 2006 to May 31, 2009. Additionally, the Company's credit facility was amended to, among other things, reduce the interest rate margins and increase the advance rate on certain of the Company's inventory. Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or (b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. In addition to the improved pricing levels, the advance rate used in determining the borrowing base under the Credit Facility was increased to 50% from 40% on certain of the Company's inventory. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. As part of the August 2005 amendment, the minimum debt service coverage ratio was reduced from 1.20:1.0 to 1.10:1.0 beginning with the quarterly period ending September 30, 2005 and the unused commitment fee was reduced from a range of .25% to .375% depending on the then pricing levels to .15% at all five pricing levels.

In connection with the interest rate charged under its Credit Facility prior to this recent amendment, the Company improved from the then third pricing level at the beginning of 2004, to the then first pricing level effective in the middle of the third quarter of 2004. This improvement in pricing levels continued through the first half of 2005. The improvement to the first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to its Credit Facility. The Company was in compliance with all covenants under its credit facility at June 30, 2005. At June 30, 2005, outstanding borrowings under the Company's credit facility aggregated $73,521,000 compared to $74,958,000 at December 31, 2004.

4.   OPTIONS

Option Plan
-----------

During the quarter ended June 30, 2005, no stock options were granted by the Company pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended June 30, 2005, a total of 211,760 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $14.32 per share. During the quarter ended June 30, 2005, a total of 7,667 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $1.92 to $3.27 per share.

During the quarter ended March 31, 2005, no stock options were granted by the Company pursuant to the Option Plan. During the quarter ended March 31, 2005, a total of 29,231 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $5.64 per share. During the quarter ended March 31, 2005, a total of 29,563 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $1.92 to $5.64 per share.

Director Option Plan
--------------------

During the six months ended June 30, 2005, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

5.   STOCK REPURCHASE PROGRAM

The Company repurchased no shares of its common stock during the six months ended June 30, 2005 in connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock. To date the Company has repurchased 244,089 shares at an aggregate price of $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. The Company presently does not intend to make further stock repurchases at the current market prices.

6.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of Statement of Financial Accounting Standards No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

Sales by geographic areas are as follows:

                                                              Quarters                           Six Months
Periods Ended June 30                                    2005              2004              2005              2004
-------------------------------------------------------------------------------------------------------------------
Americas (1)...............................   $    99,796,000    $   99,129,000   $   185,436,000   $   191,024,000
Europe.....................................         4,418,000         3,625,000         8,907,000         7,340,000
Asia/Pacific...............................         7,000,000         4,155,000        11,180,000         6,787,000
                                              ---------------    --------------   ---------------   ---------------
                                              $   111,214,000    $  106,909,000   $   205,523,000   $   205,151,000
                                              ===============    ==============   ===============   ===============

(1) Includes sales in the United States and Puerto Rico of $90,890,000 and $92,312,000 for the quarters ended June 30, 2005 and 2004 and $172,240,000 and $173,632,000 for the six months ended June 30, 2005 and 2004.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $5,140,000 and $3,177,000 at June 30, 2005 and December 31, 2004.

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

Overview
--------

Industry conditions, which had improved during the first half of 2004, began to slow during the second half of 2004 and remained relatively soft through the first quarter of 2005. From the end of the second quarter of 2004 through the first quarter of 2005 we experienced a decline in sales. Industry conditions improved slightly during the second quarter of 2005 with sales increasing 18% sequentially over sales for the first quarter of this year. While industry conditions continue to be challenging, the Company was able to increase its backlog of customer orders from $69 million at December 31, 2004 to $80 million at June 30, 2005. At June 30, 2004, our customer backlog was $86 million.

While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will be higher in Asian markets and possibly European markets as well. To further support the continuing trend for business to transfer outside of North America, as well as to take advantage of developments in industry trends towards consolidation, the Company is expanding and expects to continue to expand further. There can be no assurance that the Company will achieve any growth in any particular market in the future.

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

The Company believes there have been no significant changes, during the six month period ended June 30, 2005, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Results of Operations
---------------------

Net sales for the quarter and six months ended June 30, 2005 were $111.2 million and $205.5 million representing a 4.0% and .2% increase from net sales of $106.9 million and $205.2 million for the same periods of 2004. Sales for the second quarter of 2005 increased 17.9% sequentially from sales for the first quarter of 2005 and reflected the Company's highest quarterly sales level since the first quarter of 2001. The increases in sales reflect a slight improvement in industry conditions during the second quarter of 2005. The first quarter of 2005 was impacted by a softness that carried over from the second half of 2004. As a result, sales for the six months ended June 30, 2005 were impacted by the softness of the first quarter which more than offset the increase in sales for the second quarter of 2005. While sales for the second quarter of 2005 improved significantly over the first quarter of 2005, management believes that it is still difficult to determine how strong the balance of 2005 will be.

Gross profit was $18.3 million and $34.1 million for the second quarter and first six months of 2005 compared to $18.3 million and $35.3 million for the same periods of 2004. Although sales increased 4% for the second quarter of 2005 over the same quarter of 2004, gross profit for the quarterly periods was flat due to a slight reduction in the gross profit margin for the second quarter of 2005. For the six months ended June 30, 2005 gross profit decreased from the same period of 2004 due to a decline in the gross profit margin. Gross profit margins as a percentage of net sales were 16.4% and 16.6% for the second quarter and first six months of 2005 compared to 17.1% and 17.2% for the second quarter and first six months of 2004. The decreases in gross profit margins reflect declines of .6 points and .7 points in the gross profit margins on sales of active products for the second quarter and first six months of 2005 compared to the same periods of 2004. Sales of active products represented 90% and 89% of total sales for the second quarter and six months ended June 30, 2005 compared to 88% of total sales for each of the second quarter and six months ended June 30, 2004. Additionally, the decreases in gross profit margins reflect an increase in sales of 43% and 24% for the second quarter and first half of 2005 compared to the same periods of 2004 in connection with low margin, large volume transactions. For the first half of 2005 the impact from the decline in gross profit margins on active products as well as from the increase in low margin, large volume transactions more than offset a 9% reduction during the first quarter of 2005 in sales to accounts that require aggressive pricing programs. Furthermore, profit margins continue to be under downward pressure as a result of slight oversupply conditions that exist in the market. Management expects that the downward pressure on gross profit margins will continue as a result of the anticipation of a greater number of low margin, large volume transactions in the future and the anticipation of an increase in sales to accounts that require aggressive pricing programs.

Selling, general and administrative expenses ("SG&A") was $16.7 million for the second quarter of 2005 compared to $15.6 million for the second quarter of 2004. SG&A was $31.3 million for the first half of 2005 compared to $30.1 million for the first six months of 2004. SG&A for the second quarter and first six months of 2005 reflects increases in variable expenses of $333,000 and $555,000 notwithstanding the decreases in gross profit dollars for the second quarter and first six months of 2005 compared to the same periods of 2004. These increases in variable expenses reflect increases in commission rates resulting from pressure in labor markets. In addition to the increases in variable expenses, fixed expenses increased $751,000 for the second quarter of 2005 and $728,000 for the first six months of 2005 compared to the 2004 periods. The increases in fixed expenses related primarily to increases in compensation expense and maintenance and repairs during the second quarter of 2005. For the first half of 2005, the increase in fixed expenses was partially offset by a reduction in other expenses including occupancy costs. The Company is expanding and expects to continue to expand further, including personnel additions, to enhance our position in order to take advantage of industry consolidation and the continuing trends for business to transfer outside of North America. In addition, in connection with a new enterprise resource planning (ERP) system which is expected to be implemented during the third quarter of 2005, SG&A will increase by approximately $200,000 per quarter representing the depreciation and amortization of the cost of the new ERP system over a seven year period. Accordingly, the Company expects that SG&A will increase in future periods.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

SG&A as a percentage of net sales was 15.0% and 15.2% for the quarter and six months ended June 30, 2005 compared to 14.6% and 14.7% for the same periods of 2004. The increases in SG&A as a percentage of net sales reflect the increases in SG&A in absolute dollars discussed above which more than offset the impact from the increases in sales.

Income from operations was $1.6 million and $2.7 million for the quarter and six months ended June 30, 2005 compared to $2.7 million and $5.2 million for the same periods of 2004. The decreases in income from operations were due to the decline in gross profit dollars and the increase in SG&A as discussed previously.

Interest expense increased to $1.1 million and $2.2 million for the second quarter and first six months of 2005 compared to $931,000 and $1.8 million for the second quarter and first six months of 2004. The increases in interest expense resulted from increases in average borrowings and increases in overall interest rates. Our average borrowings increased by $3.7 million and $8.0 million for the second quarter and first six months of 2005 compared to the same periods of 2004 primarily as a result of increases in our accounts receivable. Accounts receivable increased in connection with the increase in sales, particularly towards the end of the second quarter of 2005. Overall interest rates increased despite the positive impact from the Company improving its pricing levels under its credit facility and a positive impact from repayment of fixed-rate debt. The Company improved from the then third pricing level under its credit facility at the beginning of 2004 to the then first pricing level effective in the middle of the third quarter of 2004. This improvement in pricing levels continued through the first half of 2005. The improvement to the first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the credit facility. On June 14, 2004, the Company repaid $5.2 million of 9% subordinated debt with borrowings under the credit facility at lower interest rates. The positive impact on interest expense from the improvement in pricing levels and the repayment of fixed-rate debt with lower interest rate debt was more than offset by the adverse effect from interest rate hikes by the Federal Reserve Board. If the Federal Reserve continues to increase interest rates as anticipated, interest expense will increase. However, the improvement to the first pricing level under the credit facility prior to the recent amendment, as well as a reduction in interest rate margins of approximately 100 basis points associated with the August 8, 2005 amendment to the credit facility, will continue to have a positive effect on interest expense when compared to the prior year. Interest expense for the second quarter and first six months of 2005 included non-cash amortization of deferred financing fees of $96,000 and $193,000. As a result of the recent amendment which extended the term of the credit facility to May 31, 2009, non-cash amortization of deferred financing fees will be reduced to approximately $30,000 per quarter and interest expense will reflect an aggregate of $1.2 million of deferred financing fees over the term of the amended credit facility. See "Liquidity and Capital Resources" below and Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Net income for the second quarter of 2005 was $308,000 (or $.08 per share (diluted)), compared to $1.0 million (or $.25 per share (diluted)) for the second quarter of 2004. For the first six months of 2005, net income was $369,000 (or $.09 per share (diluted)) compared to $1.9 million (or $.47 per share (diluted)) for the 2004 period.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 2005 decreased to $91.2 million from working capital of $94.1 million at December 31, 2004. The current ratio was 2.71:1 at June 30, 2005 compared to 2.98:1 at December 31, 2004. The decreases in working capital and the current ratio were primarily due to an increase in accounts payable as well as a slight decrease in inventory and other current assets. These changes were partially offset by an increase in accounts receivable. Accounts receivable was $75.4 million at June 30, 2005 compared to $69.0 million at December 31, 2004. The increase in accounts receivable reflects an increased level of sales towards the latter part of the second quarter of 2005 compared to the latter part of

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

the fourth quarter of 2004. Accounts payable increased to $47.1 million at June 30, 2005 from $41.1 million at December 31, 2004 in connection with an increase in the level of purchases made during the latter part of the second quarter of 2005 over the same period of the fourth quarter of 2004.

At June 30, 2005, the Company had subordinated debt with various maturities through 2015 which aggregated $747,000 including the current portion of such debt, and had an unfunded postretirement benefit obligation of $1.1 million. See the table below.

On August 8, 2005, subsequent to the balance sheet date, the Company's line of credit facility was amended to increase the facility to $100 million from $85 million and to extend the term from May 14, 2005 to May 31, 2009. Additionally, the Company's credit facility was amended to, among other things, reduce the interest rate margins and increase the advance rate on certain of the Company's inventory. Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or (b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. In addition to the improved pricing levels, the advance rate used in determining the borrowing base under the Credit Facility was increased to 50% from 40% on certain of the Company's inventory. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. As part of the August 2005 amendment, the minimum debt service coverage ratio was reduced from 1.20:1.0 to 1.10:1.0 beginning with the quarterly period ending September 30, 2005 and the unused commitment fee was reduced from a range of .25% to .375% depending on the then pricing levels to ..15% at all five pricing levels.

In connection with the interest rate charged under the Credit Facility prior to this recent amendment, the Company improved from the then third pricing level at the beginning of 2004, to the then first pricing level effective in the middle of the third quarter of 2004. This improvement in pricing levels continued through the first half of 2005. The improvement to the first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The Company was in compliance with all covenants under its credit facility at June 30, 2005. At June 30, 2005, outstanding borrowings under the Company's credit facility aggregated $73.5 million compared to $75.0 million at December 31, 2004. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Long-term debt, operating leases and other long-term obligations as of June 30, 2005 mature as follows:

                                                                              Payments Due by Period
                                                           ---------------------------------------------------------
                                                              Less than                                    More than
Obligations                                        Total         1 year      1-3 years      4-5 years        5 years
--------------------------------------------------------------------------------------------------------------------
Long-term debt (1) .....................    $ 74,698,000   $    497,000   $    231,000   $ 73,702,000   $    268,000
Operating leases .......................      10,500,000      3,200,000      4,500,000      1,400,000      1,400,000
Other long-term obligations (2) ........       1,063,000              -              -              -      1,063,000
                                            ------------   ------------   ------------   ------------   ------------
Total obligations ......................    $ 86,261,000   $  3,697,000   $  4,731,000   $ 75,102,000   $  2,731,000
                                            ============   ============   ============   ============   ============

_________

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of June 30, 2005 and includes $73,521,000 under the Company's Credit Facility which matures on May 31, 2009.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of June 30, 2005 and represents a postretirement benefit obligation.

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is now expected to be approximately $4.5 to $5.0 million. The expected cost reflects an increase in hardware requirements as well as software development costs. At June 30, 2005, $2.7 million associated with this ERP system has been reflected in property, plant and equipment - net on the Consolidated Condensed Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. At June 30, 2005, the outstanding balance under this arrangement was $430,000 which is payable in two equal quarterly installments of approximately $217,000 through January 1, 2006. The effective interest rate under this agreement is 1.9% per annum. In addition, the Company has arranged financing for an additional $1.9 million of the aggregate cost of the ERP system with another third party finance company, which financing arrangement is expected to have maturities through May 2008 based upon the Company's anticipated utilization of the financing arrangement and has an effective interest rate of 2.2% per annum.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months, including obligations related to the current portion of long-term debt and operating leases.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of June 30, 2005, the Company had made unreimbursed payments aggregating $74,000 under this guaranty as a result of nonpayments of rental amounts by lessees. The Company plans to seek recovery from the lessees for any amounts that the Company pays under its guaranty. There can be no assurance, however, that the Company will be successful in recovering all amounts paid under its guaranty. At June 30, 2005 the maximum additional exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $165,000 with a net present value of $157,000.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, market conditions, its future operating results, bookings, backlogs, sales, products, services and markets (including expansion of operations in Asia and Europe), trends or developments including relating to industry conditions or future growth in global markets, and/or future events relating to or affecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the level of strength of industry and market conditions and business activity being less than we believe or failing to continue and/or further improve; a tightening by customers of their inventory levels; a slowdown in sales; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business and marketing strategies, including those outside the Americas and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain additional financing when needed or on terms acceptable to the Company; an increase in interest rates, including as a result of interest rate hikes by the Federal Reserve Board, and/or an increase in the Company's average outstanding borrowings; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions, inventory oversupply conditions and/or increases in the costs of goods; problems with telecommunication, computer and information systems, including related to the completion of the installation of the new ERP system and the effectiveness of the operation thereof; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2004 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR rate, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense will increase or decrease by $184,000 per quarter based on outstanding borrowings at June 30, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits
-------   --------

          Exhibits
          --------

          10.1 Second Amendment to Credit Agreement, dated as of August 8, 2005, among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for events the earliest of which occurred August 8, 2005 and filed on August 10, 2005).

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

                            ________________________

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

                                   All American Semiconductor, Inc.
                                   ---------------------------------------------
                                   (Registrant)

Date:  August 12, 2005             /s/ BRUCE M. GOLDBERG
                                   ---------------------------------------------
                                   Bruce M. Goldberg, President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)

Date:  August 12, 2005             /s/ HOWARD L. FLANDERS
                                   ---------------------------------------------
                                   Howard L. Flanders, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)