Form 10-Q
period 2005-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2005-11-10
CIK 818074

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005
                                     --or--
 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 7, 2005, 3,975,176 shares of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX





Part   Item                                                                              Page
No.    No.    Description                                                                 No.
---------------------------------------------------------------------------------------------
I             FINANCIAL INFORMATION:

       1.     Financial Statements

              Consolidated Condensed Balance Sheets at September 30, 2005
                (Unaudited) and December 31, 2004.......................................   1

              Consolidated Condensed Statements of Income for the Quarters
                and Nine Months Ended September 30, 2005 and 2004 (Unaudited)...........   2

              Consolidated Condensed Statements of Cash Flows for the
                Nine Months Ended September 30, 2005 and 2004 (Unaudited)...............   3

              Notes to Consolidated Condensed Financial Statements (Unaudited)..........   4

       2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................   9

       3.     Quantitative and Qualitative Disclosures about Market Risk................  15

       4.     Controls and Procedures...................................................  15


II            OTHER INFORMATION:

       4.     Submission of Matters to a Vote of Security Holders.......................  15

       6.     Exhibits..................................................................  16

              SIGNATURES................................................................  17

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   September 30      December 31
ASSETS                                                                     2005             2004
------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Current assets:
  Cash ........................................................   $     593,000    $     645,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,514,000 and $1,955,000 .....................      79,976,000       69,010,000
  Inventories .................................................      71,557,000       67,608,000
  Other current assets ........................................       2,695,000        4,370,000
                                                                  -------------    -------------
    Total current assets ......................................     154,821,000      141,633,000
Property, plant and equipment - net ...........................       7,496,000        3,185,000
Deposits and other assets .....................................       2,457,000        2,648,000
                                                                  -------------    -------------
                                                                  $ 164,774,000    $ 147,466,000
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt ...........................   $     697,000    $     705,000
  Accounts payable ............................................      47,765,000       41,100,000
  Accrued expenses ............................................       5,452,000        5,499,000
  Other current liabilities ...................................         214,000          197,000
                                                                  -------------    -------------
    Total current liabilities .................................      54,128,000       47,501,000
Long-term debt:
  Notes payable ...............................................      85,201,000       75,174,000
  Subordinated debt ...........................................         663,000          714,000
  Other long-term debt ........................................       1,063,000        1,063,000
                                                                  -------------    -------------
                                                                    141,055,000      124,452,000
                                                                  -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued ...................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,939,158 and 3,893,161 shares issued and outstanding .....          39,000           39,000
  Capital in excess of par value ..............................      25,874,000       25,747,000
  Accumulated deficit .........................................      (2,194,000)      (2,772,000)
                                                                  -------------    -------------
                                                                     23,719,000       23,014,000
                                                                  -------------    -------------
                                                                  $ 164,774,000    $ 147,466,000
                                                                  =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                Quarters                         Nine Months
PERIODS ENDED SEPTEMBER 30                2005             2004             2005             2004
-------------------------------------------------------------------------------------------------
NET SALES ....................   $ 113,249,000    $ 103,757,000    $ 318,772,000    $ 308,908,000
Cost of sales ................     (95,476,000)     (87,153,000)    (266,947,000)    (257,007,000)
                                 -------------    -------------    -------------    -------------

Gross profit .................      17,773,000       16,604,000       51,825,000       51,901,000
Selling, general and
  administrative expenses ....     (16,083,000)     (14,932,000)     (47,387,000)     (45,067,000)
                                 -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS .......       1,690,000        1,672,000        4,438,000        6,834,000
Interest expense .............      (1,368,000)        (945,000)      (3,521,000)      (2,746,000)
Other income .................               -        1,081,000                -        1,081,000
                                 -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES ...         322,000        1,808,000          917,000        5,169,000
Income tax provision .........        (113,000)        (720,000)        (339,000)      (2,165,000)
                                 -------------    -------------    -------------    -------------

NET INCOME ...................   $     209,000    $   1,088,000    $     578,000    $   3,004,000
                                 =============    =============    =============    =============

EARNINGS PER SHARE:
Basic ........................            $.05             $.28             $.15             $.79
                                          ====             ====             ====             ====
Diluted ......................            $.05             $.26             $.14             $.73
                                          ====             ====             ====             ====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30                                  2005             2004
-------------------------------------------------------------------------------------
Cash Flows Used For Operating Activities ...........   $  (5,197,000)   $ (19,398,000)
                                                       -------------    -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ..............      (3,599,000)        (397,000)
Decrease (increase) in other assets ................        (101,000)          16,000
                                                       -------------    -------------

    Cash flows used for investing activities .......      (3,700,000)        (381,000)
                                                       -------------    -------------

Cash Flows From Financing Activities:
Borrowings under line of credit agreement ..........     321,401,000      325,336,000
Repayments under line of credit agreement ..........    (311,873,000)    (300,842,000)
Repayments of notes payable ........................        (810,000)      (5,194,000)
Net proceeds from issuance of equity securities ....         127,000          421,000
                                                       -------------    -------------

    Cash flows provided by financing activities ....       8,845,000       19,721,000
                                                       -------------    -------------

Decrease in cash ...................................         (52,000)         (58,000)
Cash, beginning of period ..........................         645,000          620,000
                                                       -------------    -------------

Cash, end of period ................................   $     593,000    $     562,000
                                                       =============    =============

Supplemental Cash Flow Information:
Interest paid ......................................   $   3,055,000    $   2,451,000
                                                       =============    =============

Income taxes paid (refunded) - net .................   $    (762,000)   $   1,400,000
                                                       =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In June 2004, the Company entered into a financing arrangement with a third party to finance $1.1 million related to the purchase of a portion of a new enterprise resource planning system.

During the third quarter of 2005 the Company entered into capital leases aggregating $1.3 million for certain costs relating to a new enterprise resource planning system.


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2005, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

Stock-Based Compensation
------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the option plans using the intrinsic value method. The Company grants its options based on market value; accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the adoption of this Statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123. Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004)), requires the recognition of compensation costs related to services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (revised 2004) required compliance beginning with the first interim or annual report beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the date for compliance with SFAS 123 (revised 2004) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will discontinue application of the intrinsic method and will adopt SFAS 123 (revised
2004) for the fiscal year beginning January 1, 2006.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

                                                   Quarters                           Nine Months
Periods Ended September 30                   2005             2004              2005               2004
-------------------------------------------------------------------------------------------------------
Net earnings:
   As reported                           $209,000        $1,088,000          $578,000        $3,004,000
   Pro forma                              151,000         1,086,000           519,000         2,968,000

Basic earnings per share:
   As reported                               $.05              $.28              $.15              $.79
   Pro forma                                  .04               .28               .13               .78

Diluted earnings per share:
   As reported                               $.05              $.26              $.14              $.73
   Pro forma                                  .04               .26               .13               .72

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 59% for the quarter and nine months ended September 30, 2005, compared to 87% for the same periods of 2004; risk-free interest rate of 3.9% for the quarter and nine months ended September 30, 2005, compared to 2.8% for the same periods of 2004; and expected lives of 2 to 5 years for all periods presented.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

2.   EARNINGS PER SHARE

The following table sets forth the calculation of earnings per share on a basic and diluted basis:

                                                        Quarters                Nine Months
PERIODS ENDED SEPTEMBER 30                         2005         2004         2005         2004
----------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
-------------------------
Net Income ...............................   $  209,000   $1,088,000   $  578,000   $3,004,000
                                             ==========   ==========   ==========   ==========

Weighted Average Shares Outstanding ......    3,933,457    3,877,819    3,924,232    3,818,697
                                             ==========   ==========   ==========   ==========

Basic Earnings Per Share .................         $.05         $.28         $.15         $.79
                                                   ====         ====         ====         ====

DILUTED EARNINGS PER SHARE:
---------------------------

Net Income ...............................   $  209,000   $1,088,000   $  578,000   $3,004,000
                                             ==========   ==========   ==========   ==========

Weighted Average and Dilutive Shares:
  Weighted average shares outstanding ....    3,933,457    3,877,819    3,924,232    3,818,697
  Dilutive shares ........................      178,185      323,898      189,867      309,249
                                             ----------   ----------   ----------   ----------
                                              4,111,642    4,201,717    4,114,099    4,127,946
                                             ==========   ==========   ==========   ==========

Diluted Earnings Per Share ...............         $.05         $.26         $.14         $.73
                                                   ====         ====         ====         ====

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

Excluded from the calculation of earnings per share are stock options to purchase 84,390 common shares in the quarter and nine months ending September 30, 2005 and 228,050 common shares in the quarter and nine months ending September 30, 2004, as their inclusion would have been antidilutive.

3.   LONG-TERM DEBT

Line of Credit
--------------

On August 8, 2005, the Company's line of credit facility was amended to increase the facility to $100 million from $85 million and to extend the term from May 14, 2006 to May 31, 2009. Additionally, the Company's credit facility was amended to, among other things, reduce the interest rate margins and increase the advance rate on certain of the Company's inventory. Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or
(b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus ..5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. In addition to the improved pricing levels, the advance rate used in determining the borrowing base under the Credit Facility was increased to 50% from 40% on certain of the Company's inventory. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. As part of the August 2005 amendment, the minimum debt service coverage ratio was reduced from 1.20:1.0 to 1.10:1.0 beginning with the quarterly period ending September 30, 2005 and the unused commitment fee was reduced from a range of .25% to .375% depending on the then pricing levels to .15% at all five pricing levels.

In connection with the interest rate charged under the Credit Facility prior to the August 2005 amendment, the Company had improved from the then third pricing level at the beginning of 2004, to the then first pricing level effective in the middle of the third quarter of 2004. The improvement to the then first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The rate associated with the then first pricing level continued through the middle of the third quarter of 2005, at which time the Company's pricing level changed to the third pricing level under the August 2005 amendment to the Credit Facility. This pricing level change, however, improved the rate by 50 basis points. The Company was in compliance with all

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

covenants under its credit facility at September 30, 2005. At September 30, 2005, outstanding borrowings under the Company's credit facility aggregated $84,486,000 compared to $74,958,000 at December 31, 2004.

Obligations under Capital Leases
--------------------------------

During the quarter ended September 30, 2005, the Company became the lessee of enterprise resource planning system (ERP) related assets under two capital leases expiring in 2008. The assets, aggregating $1,257,000, and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets will be depreciated over their estimated useful lives once the ERP system is implemented. Interest rates on these capital leases vary from 1.6% to 2.2% per annum. At September 30, 2005, the outstanding obligations under these capital leases aggregated $1,129,000.

4.   OPTIONS

Option Plan
-----------

During the quarter ended September 30, 2005, the Company granted an aggregate of 4,000 stock options to two individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). These options have an exercise price of $4.46 per share (fair market value at date of grant), vest over a three-year period and are exercisable over a four-year period. During the quarter ended September 30, 2005, a total of 2,724 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $4.29 per share. During the quarter ended September 30, 2005, a total of 8,767 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $1.92 to $4.29 per share.

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

Director Option Plan
--------------------

During the nine months ended September 30, 2005, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended.

5.   STOCK REPURCHASE PROGRAM

The Company repurchased no shares of its common stock during the nine months ended September 30, 2005 in connection with the Company's stock repurchase program, which provides for the repurchase of up to $2.0 million in purchase price of the Company's common stock. To date the Company has repurchased 244,089 shares at an aggregate price of $758,000 under this program. Shares purchased under this

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose. The Company presently does not intend to make further stock repurchases at the current market prices.

6.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of Statement of Financial Accounting Standards No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

Sales by geographic areas are as follows:

                                              Quarters                     Nine Months
Periods Ended September 30               2005           2004           2005           2004
------------------------------------------------------------------------------------------
Americas (1) .................   $101,418,000   $ 88,876,000   $286,854,000   $279,900,000
Europe .......................      5,173,000      4,344,000     14,080,000     11,684,000
Asia/Pacific .................      6,658,000     10,537,000     17,838,000     17,324,000
                                 ------------   ------------   ------------   ------------
                                 $113,249,000   $103,757,000   $318,772,000   $308,908,000
                                 ============   ============   ============   ============

(1) Includes sales in the United States and Puerto Rico of $93,420,000 and $83,880,000 for the quarters ended September 30, 2005 and 2004 and $265,660,000 and $257,512,000 for the nine months ended September 30, 2005 and 2004.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $7,491,000 and $3,177,000 at September 30, 2005 and December 31, 2004.

7.   OTHER INCOME

In August 2004, the Company received $1,158,000, including accrued interest and attorney's fees, as a result of prevailing in a contract litigation initiated in August 2001. The Company reflected the reimbursement of attorney's fees of $77,000 in selling, general and administrative expenses and the balance of $1,081,000 in other income on the unaudited Consolidated Condensed Statements of Income for the quarter and nine months ended September 30, 2004.

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

Overview
--------

Industry conditions, which had improved during the first half of 2004, began to slow during the second half of 2004 and remained relatively soft through the first quarter of 2005. From the end of the second quarter of 2004 through the first quarter of 2005 we experienced a decline in sales. Industry conditions improved slightly during the second and third quarters of 2005. Sales for the third quarter of 2005 represented our second consecutive quarterly increase in sales, with sales increasing 18% and 2% sequentially from sales for the previous quarters of this year. Industry conditions continue to be challenging. The Company's backlog of customer orders is currently $74 million at September 30, 2005, down from $80 million at June 30, 2005 and up from $69 million at December 31, 2004. At September 30, 2004, our customer backlog was $76 million.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

The Company believes there have been no significant changes, during the nine month period ended September 30, 2005, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations
---------------------

Net sales for the quarter and nine months ended September 30, 2005 were $113.2 million and $318.8 million representing a 9.1% and 3.2% increase from net sales of $103.8 million and $308.9 million for the same periods of 2004. Sales for the third quarter of 2005 increased 1.8% sequentially from sales for the second quarter of 2005 representing the second consecutive quarterly increase in sales. The increases in sales reflect a slight improvement in industry conditions during the second and third quarters of 2005. Sales for the nine months ended September 30, 2005 were impacted by the softness in the first quarter of 2005 which carried over from the second half of 2004. While sales have increased for the second consecutive quarter of 2005, management believes that it is still difficult to determine how strong the balance of 2005 will be.

Gross profit was $17.8 million and $51.8 million for the third quarter and first nine months of 2005 compared to $16.6 million and $51.9 million for the same periods of 2004. The increase in gross profit for the third quarter of 2005 compared to the same period of 2004 was due to the increase in net sales which more than offset the decline in gross profit margins. For the nine months ended September 30, 2005 gross profit decreased slightly from the same period of 2004 due to a decline in gross profit margins which more than offset the increase in sales for the first nine months of 2005 compared to the same period of 2004. Gross profit margins as a percentage of net sales were 15.7% and 16.3% for the third quarter and first nine months of 2005 compared to 16.0% and 16.8% for the third quarter and first nine months of 2004. The decreases in gross profit margins for the quarter and nine months ended September 30, 2005 reflect increases of 49% and 27% in sales to accounts which require aggressive pricing programs. In addition, the decrease in gross profit margin for the nine months ended September 30, 2005 reflects a decline of .4 points in the gross profit margin on sales of active products. Sales of active products represented approximately 88% of total sales for each of the periods presented. The gross profit margins on passive/electromechanical products declined 2.6 points and 1 point for the third quarter and first nine months of 2005 compared to the same periods of 2004. Additionally, the decreases in gross profit margins reflect increases in sales of 22% and 23% for the third quarter and first nine months of 2005 compared to the same periods of 2004 in connection with low margin, large volume transactions. Furthermore, profit margins continue to be under downward pressure as a result of slight oversupply conditions that exist in the market. Management expects that the downward pressure on gross profit margins will continue as a result of the anticipation of an increase in sales to accounts that require aggressive pricing programs and a greater number of low margin, large volume transactions in the future.

Selling, general and administrative expenses ("SG&A") was $16.1 million for the third quarter of 2005 compared to $14.9 million for the third quarter of 2004. SG&A was $47.4 million for the first nine months of 2005 compared to $45.1 million for the first nine months of 2004. SG&A for the third quarter and first nine months of 2005 reflects increases in variable expenses of $438,000 and $993,000. These increases in variable expenses reflect increases in commission rates resulting from pressure in labor markets. Variable expenses for the nine months ended September 30, 2005 increased notwithstanding a slight decrease in gross profit dollars for the 2005 period compared to the same period of 2004. In addition to the increases in variable expenses, fixed expenses increased $714,000 for the third quarter of 2005 and $1.4 million for the first nine months of 2005 compared to the 2004 periods. The increases in fixed expenses related primarily to increases in compensation expense and maintenance and repairs during the second and third quarters of 2005. For the first nine months of 2005, the increase in fixed expenses was partially offset by a reduction in other expenses including occupancy costs. The Company is expanding and expects to continue to expand further, including personnel additions, to enhance our position in order to take advantage of industry consolidation and the continuing trends for business to transfer outside of

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

North America. In addition, in connection with a new enterprise resource planning (ERP) system which is expected to be implemented within the next three months, SG&A will increase by approximately $240,000 per quarter representing the depreciation and amortization of the cost of the new ERP system over a seven year period. Accordingly, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales was 14.2% and 14.9% for the quarter and nine months ended September 30, 2005 compared to 14.4% and 14.6% for the same periods of 2004. The decrease in SG&A as a percentage of net sales for the third quarter of 2005 reflects the impact of the increase in net sales which more than offset the increase in SG&A in absolute dollars. For the nine months ended September 30, 2005 the increase in SG&A as a percentage of net sales reflects the increase in SG&A in absolute dollars which more than offset the impact from the increase in sales.

Income from operations was $1.7 million and $4.4 million for the quarter and nine months ended September 30, 2005 compared to $1.7 million and $6.8 million for the same periods of 2004. The decrease in income from operations for the nine month period was primarily due to the increase in SG&A as discussed previously.

Interest expense increased to $1.4 million and $3.5 million for the third quarter and first nine months of 2005 compared to $945,000 and $2.7 million for the third quarter and first nine months of 2004. The increases in interest expense resulted from increases in average borrowings and increases in overall interest rates. Our average borrowings increased by $7.5 million and $7.8 million for the third quarter and first nine months of 2005 compared to the same periods of 2004 primarily as a result of increases in our accounts receivable. Accounts receivable increased in connection with the increase in sales, particularly towards the end of the third quarter of 2005. Overall interest rates increased despite the positive impact from the Company improving its pricing levels under its credit facility and a positive impact from repayment of fixed-rate debt. The Company improved from the then third pricing level under its credit facility at the beginning of 2004 to the then first pricing level effective in the middle of the third quarter of 2004. The improvement to the then first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the credit facility. The rate associated with the then first pricing level continued through the middle of the third quarter of 2005, at which time the Company's pricing level changed to the third pricing level under the August 8, 2005 amendment to the credit facility. This pricing level change, however, improved the rate by 50 basis points. On June 14, 2004, the Company repaid $5.2 million of 9% subordinated debt with borrowings under the credit facility at lower interest rates. The positive impact on interest expense from the improvement in the rate associated with the change in pricing levels as well as the repayment of fixed-rate debt with lower interest rate debt was more than offset by the adverse effect from interest rate hikes by the Federal Reserve Board. If the Federal Reserve continues to increase interest rates as anticipated, interest expense will increase. However, the improvement to the first pricing level under the credit facility prior to the recent amendment, as well as a reduction in interest rate margins of approximately 100 basis points associated with the August 8, 2005 amendment to the credit facility, will continue to have a positive effect on interest expense when compared to the prior year. Interest expense for the third quarter and first nine months of 2005 included non-cash amortization of deferred financing fees of $100,000 and $293,000. As a result of the recent amendment which extended the term of the credit facility to May 31, 2009, non-cash amortization of deferred financing fees will be reduced to approximately $22,000 per quarter and interest expense will reflect an aggregate of $1.3 million of deferred financing fees over the term of the amended credit facility. See "Liquidity and Capital Resources" below and Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

In August 2004, the Company received $1.2 million, including accrued interest and attorney's fees, as a result of prevailing in a contract litigation initiated in August 2001. The Company reflected the reimbursement of attorney's fees of $77,000 in selling, general and administrative expenses and the balance of $1.1 million in other income on the unaudited Consolidated Condensed Statements of Income for the quarter and nine months ended September 30, 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Net income for the third quarter of 2005 was $209,000 (or $.05 per share (diluted)). For the first nine months of 2005, net income was $578,000 (or $.14 per share (diluted)). Net income for the quarter and nine months ended September 30, 2004 includes other income of $1.1 million on a pre-tax basis ($616,000 on an after-tax basis or $.15 per share (diluted)) as a result of prevailing in a contract litigation. Including the other income, net income for the third quarter of 2004 was $1.1 million (or $.26 per share (diluted)) and $3.0 million (or $.73 per share (diluted)) for the first nine months of 2004.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 2005 increased to $100.7 million from working capital of $94.1 million at December 31, 2004. The current ratio was 2.86:1 at September 30, 2005 compared to 2.98:1 at December 31, 2004. The increase in working capital was primarily due to increases in accounts receivable and inventory, which increases were partially offset by an increase in accounts payable and a decrease in other current assets. Accounts receivable was $80.0 million at September 30, 2005 compared to $69.0 million at December 31, 2004. The increase in accounts receivable reflects an increased level of sales towards the latter part of the third quarter of 2005 compared to the latter part of the fourth quarter of 2004. Inventory levels were $71.6 million at September 30, 2005 compared to $67.6 million at December 31, 2004. The increase primarily reflects higher inventory levels needed to support the increased level of sales as compared to the fourth quarter of 2004. Accounts payable increased to $47.8 million at September 30, 2005 from $41.1 million at December 31, 2004 in connection with an increase in the level of purchases made during the latter part of the third quarter of 2005 over the same period of the fourth quarter of 2004.

At September 30, 2005, the Company had subordinated debt with various maturities through 2015 which aggregated $731,000 including the current portion of such debt, and had an unfunded postretirement benefit obligation of $1.1 million. See the table below.

On August 8, 2005, the Company's line of credit facility was amended to increase the facility to $100 million from $85 million and to extend the term from May 14, 2006 to May 31, 2009. Additionally, the Company's credit facility was amended to, among other things, reduce the interest rate margins and increase the advance rate on certain of the Company's inventory. Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or
(b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) .5% over the greater of the Federal funds rate plus ..5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. In addition to the improved pricing levels, the advance rate used in determining the borrowing base under the Credit Facility was increased to 50% from 40% on certain of the Company's inventory. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. As part of the August 2005 amendment, the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

minimum debt service coverage ratio was reduced from 1.20:1.0 to 1.10:1.0 beginning with the quarterly period ending September 30, 2005 and the unused commitment fee was reduced from a range of .25% to .375% depending on the then pricing levels to .15% at all five pricing levels.

In connection with the interest rate charged under the Credit Facility prior to the August 2005 amendment, the Company had improved from the then third pricing level at the beginning of 2004, to the then first pricing level effective in the middle of the third quarter of 2004. The improvement to the then first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The rate associated with the then first pricing level continued through the middle of the third quarter of 2005, at which time the Company's pricing level changed to the third pricing level under the August 2005 amendment to the Credit Facility. This pricing level change, however, improved the rate by 50 basis points. The Company was in compliance with all covenants under its credit facility at September 30, 2005. At September 30, 2005, outstanding borrowings under the Company's credit facility aggregated $84.5 million compared to $75.0 million at December 31, 2004. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Long-term debt, operating leases and other long-term obligations as of September 30, 2005 mature as follows:

                                                                    Payments Due by Period
                                                    -----------------------------------------------------
                                                      Less than                                 More than
Obligations                                 Total        1 year     1-3 years     4-5 years       5 years
---------------------------------------------------------------------------------------------------------
Long-term debt (1) ................   $85,432,000   $   284,000   $84,719,000   $   185,000   $   244,000
Capital leases ....................     1,129,000       413,000       716,000             -             -
Operating leases ..................    11,247,000     3,262,000     5,185,000     1,600,000     1,200,000
Other long-term obligations (2) ...     1,063,000             -             -             -     1,063,000
                                      -----------   -----------   -----------   -----------   -----------
Total obligations .................   $98,871,000   $ 3,959,000   $90,620,000   $ 1,785,000   $ 2,507,000
                                      ===========   ===========   ===========   ===========   ===========

_________

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of September 30, 2005 and includes $84,486,000 under the Company's Credit Facility which matures on May 31, 2009.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of September 30, 2005 and represents a postretirement benefit obligation.

In June 2004 the Company entered into a software license and services agreement in connection with a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including estimated costs of training and implementation, is now expected to be approximately $6.5 to $7.0 million. The expected cost reflects an increase in hardware requirements as well as software development costs. At September 30, 2005, $5.0 million associated with this ERP system has been reflected in property, plant and equipment - net on the Consolidated Condensed Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. At September 30, 2005, the outstanding balance under this arrangement was $216,000 which is due in full on January 1, 2006. The effective interest rate under this agreement is 1.9% per annum. The Company also financed an additional $1.8 million of the aggregate cost of the ERP system with another third party finance company, which financing arrangement has maturities through November 2008 and has effective interest rates ranging from 1.6% to 2.2% per annum. Of this $1.8 million financing, $565,000 is classified as operating leases and $1.3 million is classified as capital leases. At September 30, 2005, the outstanding obligation under these capital leases aggregating $1.3 million was $1.1 million. The Company is currently exploring additional sources of financing in connection with this new ERP system. There can be no assurances, however, that the Company will be successful in obtaining further financing of this new ERP system, or that the terms of such financing will be acceptable to the Company.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months, including obligations related to the current portion of long-term debt and capital and operating leases. However, the Company continues to explore additional sources of financing in order to support its growth.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of September 30, 2005, the Company had made unreimbursed payments aggregating $53,000 under this guaranty as a result of nonpayments of rental amounts by lessees, $13,000 of which nonpayments have been collected subsequent to the balance sheet date. The Company plans to seek recovery from the lessees for any amounts that the Company pays under its guaranty. There can be no assurance, however, that the Company will be successful in recovering any amounts paid under its guaranty. At September 30, 2005 the maximum additional exposure under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $96,000 with a net present value of $93,000.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, market conditions, its future operating results, investments in the growth of its business, bookings, backlogs, sales, products, services and markets (including expansion of operations in Asia and Europe), trends or developments including relating to industry conditions or industry consolidation or future growth in global markets, expected capital expenditures (including for the new ERP system) and/or future events relating to or affecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the level of strength of industry and market conditions and business activity being less than we believe or weakening; a tightening by customers of their inventory levels; a slowdown in sales; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business, investment and marketing strategies, including those outside the Americas and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain additional financing when needed or on terms acceptable to the Company; an increase in interest rates, including as a result of an increase in pricing levels under its Credit Facility, interest rate hikes by the Federal Reserve Board and/or an increase in the Company's average outstanding borrowings; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions, inventory oversupply conditions and/or increases in the costs of goods; problems with telecommunication, computer and information systems, including related to the completion of the installation of the new ERP system and the effectiveness of the operation thereof, as well as the ultimate total cost of installing and implementing the ERP system being materially greater than expected; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2004 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR rate, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense will increase or decrease by approximately $211,000 per quarter based on outstanding borrowings at September 30, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) On November 2, 2005, the Company held its 2005 annual meeting of shareholders (the "Annual Meeting").

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

     Nominee for Director          For                          Abstain
     --------------------          ---------                    -------
     Bruce M. Goldberg             3,331,455       90.3%        356,267     9.7%
     Howard L. Flanders            3,324,071       90.1%        363,651     9.9%
     Richard E. Siegel             3,335,900       90.5%        351,822     9.5%

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

     The other directors whose term of office as directors continued after the Annual Meeting are Paul Goldberg, Robin L. Crandell, Michael W. Forman and Howard M. Pinsley.

(c) The following additional matters were separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of Common Stock and the percentage of total votes cast by holders represented in person or by proxy at the Annual Meeting as indicated below:

     Proposal to approve an extension of the term and expiration date of the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"), to September 6, 2015 and to increase the number of shares of common stock reserved for issuance under the Option Plan to 1,350,000 shares

     For                                      856,090       54.7%
     Against                                  686,058       43.8%
     Abstain                                   23,656        1.5%

     There were also 2,121,918 broker non-votes.

     Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's independent public accountants for the year ending December 31, 2005

     For                                    3,585,023       97.2%
     Against                                   73,385        2.0%
     Abstain                                   29,314         .8%

(d)  Not applicable.

ITEM 6.   Exhibits
-------   --------

          Exhibits
          --------

          10.1 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through November 2, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for events the earliest of which occurred November 2, 2005 and filed on November 7, 2005).
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)


Date:  November 10, 2005            /s/ BRUCE M. GOLDBERG
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:  November 10, 2005            /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)