Form 10-K
period 2005-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2006-03-31
CIK 818074

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to __________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. held by non-affiliates was $15,400,000.

As of March 20, 2006, 3,976,656 shares of the common stock of ALL AMERICAN SEMICONDUCTOR, INC. were outstanding.

                      Documents Incorporated by Reference:
Pursuant to Instruction G(3) of Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC.


FORM 10-K - 2005

Table of Contents


Part  Item                                                                Page
No.   No.   Description                                                    No.
----  ----  -----------                                                   ----

I       1   Business....................................................     1
       1A   Risk Factors................................................    12
       1B   Unresolved Staff Comments...................................    19
        2   Properties..................................................    19
        3   Legal Proceedings...........................................    20
        4   Submission of Matters to a Vote of Security Holders.........    20


II      5   Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities.........    20
        6   Selected Financial Data.....................................    22
        7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    23
        7A  Quantitative and Qualitative Disclosures about Market Risk..    32
        8   Financial Statements and Supplementary Data.................    32
        9   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................    32
        9A  Controls and Procedures.....................................    32
        9B  Other Information...........................................    33


III    10   Directors and Executive Officers of the Registrant..........    33
       11   Executive Compensation......................................    33
       12   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters................    33
       13   Certain Relationships and Related Transactions..............    33
       14   Principal Accounting Fees and Services......................    33


IV     15   Exhibits and Financial Statement Schedules..................    33

                                     PART I

ITEM 1.  Business
-------  --------

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

While the Company reincorporated in Delaware in 1987, it and its predecessors have operated since 1964. The Company was recognized by industry trade publications in 2005 as the 4th largest distributor of semiconductors and the 9th largest electronic components distributor overall in North America, out of an industry group that numbers more than 1,000 distributors.

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

The Electronics and Electronics Distribution Industries
-------------------------------------------------------

The electronics industry is one of the largest industries in the United States. Industry associations estimated that worldwide consumption of semiconductors was $166 billion in 2003, $213 billion in 2004 and $227.5 billion in 2005. While worldwide consumption of semiconductors grew by 7% during 2005 as compared to 2004, the Company believes that the growth rate in Asia Pacific (which does not include Japan) is significantly faster than in other regions. The growth of the electronics and the electronics distribution industries has been driven by increased demand for new products incorporating sophisticated electronic components, such as cellular phones, handheld and PDA products, security and surveillance equipment, laptop computers, home office and portable equipment, wireless products, networking and communications products, satellite products, infrastructure equipment and appliances for the Internet, voting and gaming machines, point-of-sale equipment and multimedia products; as well as the increased utilization of electronic components in a wide range of industrial, automotive, consumer and military products.

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

Distributors are an integral part of the electronics industry. The Company estimates that between $27 and $32 billion of electronic components were sold through distribution in North America during 2005. Original equipment manufacturers and most of the smaller contract electronics manufacturers which utilize electronic components continue to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources (including management talent, personnel costs and capital investment) on their core competencies, which include product development, sales and marketing. Large distribution companies not only fill these procurement and materials management roles, but further serve as a single supply source for original equipment manufacturers and contract electronics manufacturers, offering a much broader line of products, rapid or scheduled deliveries, incremental quality control measures and more support and supply chain management services than individual electronic component manufacturers. Management believes that original equipment manufacturers and most of the smaller contract electronics manufacturers will continue to demand greater service and to increase quality requirements, and that original equipment manufacturers, contract electronics manufacturers and electronic component manufacturers will continue to be dependent on distributors in the future.

Electronic component manufacturers are under similar pressure to allocate a larger share of their resources to research, product development and manufacturing capacity as technological advances continue to shorten product lifecycles. Electronic component manufacturers sell directly to only a small number of their potential customers. This small segment of their customer base accounts for a large portion of the total available revenues. It is not economical for component manufacturers to provide a broad range of sales support services to handle the large amount of customers that account for the balance of available revenues. As stocking, logistics, marketing and financial intermediaries, distributors relieve component manufacturers of a portion of the costs associated with selling their products while providing geographically dispersed selling, order processing and logistics capabilities. With their expanded technology and service capabilities, large distributors have now become a reliable means for component manufacturers to outsource their sales, marketing, customer service and logistics functions. This trend particularly benefits larger distributors with nationwide and global logistics capabilities such as the Company, as manufacturers continue to allocate a larger amount of their customer base to a more limited number of full service distribution companies.

A prevalent trend in the electronics distribution industry has been the consolidation of distribution companies. The Company believes that this consolidation has to date created, and will continue in the future to create, growth opportunities for the Company. Consolidation among distributors causes customers to experience an increased concentration in their approved vendor base. As a result, the Company believes that some customers will either replace a consolidated distributor with a different distributor or redistribute a portion of their purchasing across their distribution network. Accordingly, through consolidation the Company has increasing opportunities to add customers and/or do more business with existing customers. Similarly, as a result of consolidation, many suppliers have either lost a distributor or become a much less significant supplier to the consolidated distribution company. As a result of this impact from consolidation, the Company believes that suppliers have added, and will continue in the future to add, new distributors to their distribution networks. Management believes that the Company has benefited from, and will continue to benefit in the future from, the consolidation that has occurred and any additional consolidation that may occur.

Business Strategy
-----------------

The Company's long-term strategy is to achieve growth by expanding its markets, increasing its customer base and selling more to its existing customers. The Company began seeing signs that a recovery of the electronics industries in North America was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. These signs of improvement continued through the second quarter of 2004. Management believes that in the third quarter of 2004 customers began reducing their purchasing in response to increased inventory levels at the customer base and a slight slowdown in end markets. At the end of the second quarter of 2004 industry conditions softened and remained relatively soft through the first quarter of 2005. Industry conditions improved slightly throughout the balance of 2005. We expect that the slightly improved conditions may continue throughout 2006. Accordingly, the Company's strategy is to gain market share by: (i) taking advantage of industry consolidation, (ii) increasing the number of customers it sells to, (iii) increasing sales to existing customers by selling more of its current product offerings and by continuing to add new suppliers and expand its product offerings and service capabilities and
(iv) expanding in markets outside North America. While management believes that it may be able to increase market share and profitability in the future, there can be no assurance that these goals will be achieved, particularly since their achievement depends to a large extent on market conditions outside the Company's control.

Expansion

During 2003 as part of its plan to expand its markets and provide enhanced services beyond the boundaries of North America, the Company began operations in the United Kingdom including a stocking location in the London area; began sales operations in Northern Asia with the opening of an office in Seoul, South Korea and started operations in Southeast Asia as well. During 2004, the Company further expanded its offshore presence with the addition of operations in Hungary and added people in China and the United Kingdom. During 2005, the Company added people in Southeast Asia and the United Kingdom. However, based on current staffing and locations, the Company believes that its offshore presence is still developing.

In response to a significant consolidation within our industry, the Company also accelerated expansion in North America by adding people during 2005.

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

Service Capabilities

During the past several years, customers have been reducing their approved vendor base in an effort to place a greater percentage of their purchases with fewer, more capable distributors. As part of its overall strategy to increase market penetration, the Company has endeavored to develop and expand its state-of-the-art service capabilities. The Company refers to these service capabilities as "distribution technology." The Company believes that it has developed service capabilities comparable to some of the largest distributors in the industry, which service capabilities the Company believes are not yet readily available at distributors of comparable size to the Company. The Company further believes that these capabilities are not generally made available by the largest distributors to middle market customers, which represent the vast majority of the Company's customer base. See "Competition." Management believes that smaller distributors generally do not have the ability to offer as broad an array of services as the Company. The Company differentiates itself from its competition by making state-of-the-art distribution technology available to both large and middle market customers. Although the Company believes that this differentiation will assist the Company's growth, there can be no assurance that such differentiation exists to the extent that the Company currently believes or that it will continue in the future.

The Company's distribution technology incorporates global access to real-time inventory and pricing information, electronic order entry and rapid order processing. Over the years, the Company expanded its service capabilities for just-in-time deliveries, bar coding, bonded inventory programs, kitting and turnkey services, in-plant stores, in-plant terminals, electronic data interchange programs, automatic inventory replenishment programs and complete supply chain management solutions. In order to support, among other things, the growing demand for enhanced service capabilities, the Company invested in a new enterprise resource planning (ERP) system which was placed into service in February 2006. See "Facilities and Systems - Systems."

The Company also continues to expand its Field Application Engineer Program. As additional support for the Field Application Engineer Program, the Company maintains a technical applications center which is staffed with design specialists that can assist our sales force and our field application engineers when a higher level of expertise is needed. The staff at this facility also works on creating reference designs and design tools to assist customers and suppliers. These programs are intended to generate sales by providing customers with engineering support and increased service at the design and development stages. These programs are also intended to enhance the technical capabilities of the Company's entire sales force through regular training sessions. Management believes that this capability is helpful in increasing sales and attracting new suppliers.

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

The Company also provides value-added services relating to its passive/electromechanical business. In 2006 the Company began staffing to develop value-added capabilities specifically intended to support its power supply vendors.

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

To broaden its participation in the display market, the Company recently created a Portable Products Group to address the rapidly growing market for portable products such as cellular phones, PDAs, scanners and navigation equipment. Additionally, to further enhance our support for flat panel display applications as well as to address other markets, the Company continues to expand its staff and integration services support and to add suppliers of single-board computers, referred to as embedded computer solutions, to its product offering. These single-board computer products simplify the design process for companies that are utilizing flat panel displays and for other OEM applications as well. The investments related to the expansion of our support for display applications, integration services support and expanded product offering could take time to provide a return. The investments for our support for flat panel displays are predominantly additions to staff.

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

Customers
---------

The Company markets its products primarily to original equipment manufacturers in a diverse and growing range of industries. The Company's customer base includes manufacturers of computers and computer-related products; office and home office equipment; cellular and portable products; wireless products; networking, satellite and other communications products; Internet infrastructure equipment and appliances; automobiles and automotive subsystems; consumer goods; voting and gaming machines; point-of-sale equipment; robotics and industrial equipment; defense and aerospace equipment; security and surveillance equipment; and medical instrumentation. The Company also sells products to contract electronics manufacturers, or electronics manufacturing services providers, who manufacture products for companies in all electronics industry segments. The Company's customer list includes approximately 11,000 accounts. During 2005, no customer accounted for more than 10% of the Company's sales and the Company does not believe that the loss of any one customer would have a material adverse impact on its business. However, the loss of, or significant disruption in relationships with, more than one of the Company's larger customers or a significant number of other customers in a short period of time could have a material adverse impact on the Company's financial condition and results of operations. See "Revenue Recognition" in Note 1 to Notes to Consolidated Financial Statements for a general discussion regarding customer payment terms, return policies and consignment arrangements.

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

Marketing Techniques

As part of the Company's marketing strategy, the marketing department is based in Silicon Valley near the headquarters of the vast majority of the industry's supplier base. The Company uses various techniques in marketing its products which include: (i) direct marketing through personal visits to customers by management, field salespeople and sales representatives, supported by a staff of inside sales personnel who handle the quoting, accepting, processing and administration of sales orders; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) the Company's telemarketing efforts; and (iv) a web site and portals on the Internet. The Company also uses its expanded service capabilities, its Field Application Engineer Program, Display Solutions Group, Supply Chain Management capabilities and its status as an authorized distributor as marketing tools. See "Business Strategy-Service Capabilities", "Flat Panel Display Products" and "Suppliers."

Sales Personnel

As of March 1, 2006, the Company employed 356 people in sales on a full-time basis, of whom 130 are field salespeople, 135 are inside salespeople, 46 are in management, 20 are in administration and 25 are engineers in the Field Application Engineer Program. The Company also had 14 sales representatives covering various territories. The North American sales organization is run by general managers, regional managers and area managers, all of whom report, directly or indirectly, to the Company's Vice President North American Sales. The area managers report directly to the Company's Vice President North American Sales. The sales organization in Europe is run by a managing director for European sales. The managing director for European sales and the sales organization in Asia report to the Vice President of Executive Accounts and Sales Asia and Europe. People in sales are generally compensated by a combination of salary and incentives based on achieving gross profit goals.

Sales Locations

In North America, the Company currently operates 33 sales offices in 21 states, Canada and Mexico. The locations of the sales offices are in each of the following geographic markets: Huntsville, Alabama; Phoenix, Arizona; Orange County, Sacramento, San Diego, San Fernando Valley, San Jose and Tustin, California; Toronto, Canada; Denver, Colorado; Fort Lauderdale, Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Guadalajara, Mexico; Detroit, Michigan; Minneapolis, Minnesota; Long Island and Rochester, New York; Raleigh, North Carolina; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin and Dallas, Texas; Salt Lake City, Utah; Seattle, Washington and Milwaukee, Wisconsin. The Company also retains field sales representatives to market other territories in Puerto Rico and Brazil.

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

Foreign Sales

Sales to customer locations in foreign countries aggregated approximately $75.9 million, $69.7 million and $41.2 million for 2005, 2004 and 2003. Due to the Company's global expansion initiatives, sales to customer locations in foreign countries may increase in the future. See "Business Strategy-Expansion." Also see Note 14 to Notes to Consolidated Financial Statements which provides a breakdown of the Company's sales by geographic area and location of the Company's long-lived assets.

Backlog
-------

As is typical of distributors, the Company has a backlog of customer orders. These orders are generally cancelable by the customer. At December 31, 2005, the Company had a backlog of $89 million, compared to a backlog of $69 million at December 31, 2004 and $68 million at December 31, 2003. During periods when product is readily available, or when product excesses exist, customers keep much lower levels of product on order as delivery times are short and prices are often declining. As lead times begin to stretch and certain product groups start becoming allocated by suppliers, customers begin increasing the amount of their scheduled orders. Conditions of tight supply often result in customers placing scheduled orders for more product than they actually need (referred to in the industry as double booking). When product availability improves, customers begin to have more inventory than they require and the industry typically experiences backlog cancellations and inventory corrections.

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

The Company believes that an important factor which suppliers consider in determining whether to grant or to continue to provide distribution rights to a certain distributor is that distributor's geographic coverage. The Company is recognized as a national distributor with offices across North America. To further strengthen its geographic coverage, the Company has been expanding internationally.

Another important factor that suppliers consider is whether the distributor has in place an engineering staff capable of assisting customers in designing-in the suppliers' products at the customer base. To address this requirement, the Company has a Field Application Engineer Program which is currently staffed with 25 engineers.

Almost all distribution agreements are cancelable by either party, typically upon 30 to 90 days notice. For the year ended December 31, 2005, the Company's three largest suppliers accounted for 20%, 6% and 5% of consolidated purchases. See Note 13 to Notes to Consolidated Financial Statements. While most of the products that the Company sells are available from other sources, the Company's future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. While the Company believes that the loss of a key supplier, particularly its largest supplier, could have a material adverse impact on its business in the short term, the Company would attempt to replace the products offered by that supplier with the products of other suppliers. However, if the Company were to lose its rights to distribute the products of any particular supplier, there can be no assurance that the Company would be able to replace the products which were available from that particular supplier. The loss of, or significant disruption in relationships with, any of the Company's larger suppliers, particularly its largest supplier, or a significant number of other suppliers in a short period of time could have a material adverse impact on the Company's financial condition and results of operations. The Company, from time to time, alters its list of authorized suppliers in an attempt to provide its customers with a better product mix.

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

As a result of rapidly increasing advances in technology, the Company has recognized that its computer and communications systems will be subject to continual enhancements. In order to meet the increasing demands of customers and suppliers, to maintain state-of-the-art capabilities and to participate in e-commerce, the Company has continually been expanding, and in the future will continue to develop and expand, its systems capabilities, including hardware and software upgrades. In February 2006, a new enterprise resource planning (ERP) system was placed into service to meet its computer needs. While there has been a significant interruption in operations and service resulting from the implementation of the new system, which has adversely affected first quarter 2006 sales, the Company believes that these systems enhancements should assist the Company in the future in increasing sales, improving efficiencies, continuing its globalization and providing the potential for further profitability in future periods through increased employee productivity, enhanced asset management, improved quality control capabilities and expanded customer service capabilities. See "Business Strategy-Service Capabilities." There can be no assurance, however, that these benefits will be achieved and that the Company's new system will be adequate or its implementation in the near term will not cause additional interruption in operations and services that would have a material adverse effect on the Company.

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

Foreign Manufacturing and Trade Regulation
------------------------------------------

A significant number of the products sold by the Company are manufactured by foreign companies. The vast majority of these products are purchased by the Company from United States subsidiaries or affiliates of those foreign manufacturers. The Company purchases a limited amount (less than 8% of total purchases for 2005) of products offshore. This offshore purchasing activity may increase in the future.

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

Employees
---------

As of March 1, 2006, the Company employed 600 persons, of whom 356 are involved in sales and sales management; 84 are involved in marketing; 66 are involved in the distribution centers and clerical; 37 are involved in operations; 12 are involved in management; 28 are involved in accounting and credit; and 17 are involved in information technology. None of the Company's U.S. employees are covered by collective bargaining agreements. The Company believes that management's relations with its employees are good.

Competition
-----------

The Company competes with many companies that distribute electronic components and, to a lesser extent, companies that manufacture such products and sell them directly. Some of these companies have greater name recognition and assets and possess greater financial, personnel and other resources than does the Company. The Company believes that there are over 1,000 electronic components distributors throughout the United States, ranging in size from less than $1 million in revenues to companies with annual sales that exceed $12 billion worldwide. These distributors can generally be divided into global distributors who have operations around the world, national distributors who have offices throughout the United States, regional distributors with offices in multiple cities within the United States and local distributors with just one location. With sales offices in the United States located in 31 cities in 21 states, the Company generally competes as a national distributor. Additionally, the Company has operations in Canada, Mexico, Europe and Asia. See "Business Strategy - Expansion."

The Company, which was recognized by industry sources in 2005 as the 4th largest distributor of semiconductors and the 9th largest electronic components distributor overall in the United States, believes that its primary competition comes from the top 50 distributors in the industry. The competition in the electronics distribution industry can be segregated by target customers: major (or top tier) accounts; middle market accounts; small accounts; and emerging growth accounts. Competition to be the primary supplier for the major customers is dominated by the top distributors as a result of the product offerings, global support structure, pricing and distribution technology offered by these distributors. The Company competes for a portion of the available business of these major industry customers by seeking to provide the very best service and quality and by focusing on suppliers and products that are not emphasized by the top distributors, or are fill-in or niche products. With its expanded product offering and service capabilities and its quality assurance procedures in place, the Company believes that it can compete for a bigger portion of the business at the top tier customer base, although there can be no assurance that the Company will be successful in doing so. The Company believes competition from the top distributors for the middle and emerging market customer base is not as strong since the largest distributors focus their efforts and resources on the major account base. For this reason, the Company has focused strong efforts on servicing this middle and emerging market customer base. The Company competes for this business by seeking to offer a broader product base, better pricing and more sophisticated distribution technology than the regional or local distributors; by seeking to offer a broader product base and more sophisticated distribution technology than comparably-sized distributors and by seeking to offer to middle and emerging market companies a greater level of service than is offered to them by the major national and global distributors. The Company believes that today the top distributors continue their efforts to penetrate the middle market customer base more than they have in the past.

There has also been an increase in competition from brokers, lately being referred to as independent distributors. Additionally, there has been an increase in competition from the advent of third party logistics and fulfillment companies. There has also been an increase in businesses commonly referred to as e-brokers and e-exchanges and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand from multiple customers to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America the Company believes that the total available distribution market in North America is being affected as procurement channels increase in Asia and Europe. There can be no assurance that the Company will be able to defend its market share against existing competition or that new competition will not emerge or that the total available distribution market will not decline.

ITEM 1A.  Risk Factors
--------  ------------

This report contains statements that are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify the forward-looking statements when we use the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "looking forward" and similar expressions in this report. We base forward-looking statements on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ significantly from the results suggested in this report. In many cases, we cannot predict the risks or uncertainties that could cause actual results to differ significantly from those indicated in the forward-looking statements. Some of the business risks and factors that may cause or contribute to the difference between actual results and the results suggested in this report are described below. We also describe some of these factors in other sections of this report and in our other public filings and in our press releases. There may be other business risks and factors that are not described here. Neither do we agree to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Our industry is cyclical, which causes our operating results to fluctuate significantly.

We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors on our industry. The electronic components distribution industry has historically been affected by general economic downturns. These economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. Our industry also directly depends on the continued growth of the electronic components industry and indirectly on end-user demand for our customers' products. The timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can also affect demand for electronic components. Due to changing conditions, our customers have experienced and may in the future experience periods of inventory corrections which could have a significant negative impact on our results. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets fail to be accepted or grow, our operating results could suffer significantly . Our operating results have significantly fluctuated in the past, and will likely fluctuate in the future, because of these market changes and factors.

We are dependent on a limited number of suppliers. Our operating results could suffer if one or more of our largest suppliers chooses not to sell products to us.

We rely on a limited number of suppliers for products which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Products purchased from our three largest suppliers accounted for approximately 31% of our consolidated purchases during the calendar year ended December 31, 2005, of which 20% were purchased from one supplier. No other supplier accounted for more than five percent of our consolidated purchases during this period. While most of the products that we sell are available from other sources, our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. We believe that the loss of a key supplier (particularly our largest supplier) could have a significant adverse impact on our business in the short-term as we attempt to replace the products offered by that supplier. Because we cannot guarantee that we would be able to replace the products which were available from a particular supplier, the loss of any of our largest suppliers could cause our operating results to decline significantly. Disruptions in relationships with any of our largest suppliers (particularly our largest supplier) or the loss of a significant number of other suppliers in a short period of time could also cause our operating results to decline significantly.

Because we don't have long-term contracts with our customers, they may cancel, reduce or delay their orders without penalty.

We typically don't obtain long-term purchase orders or commitments from our customers. Instead, we make product purchase commitments based on nonbinding forecasts of future orders we develop with our customers. Based on such nonbinding forecasts, we make commitments regarding the level of business we will seek and accept, and the levels and utilization of personnel and other resources. Our customers may cancel, reduce, delay or not place orders or attempt to return inventory due to a variety of industry or customer-specific conditions. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty or other charges. Significant or numerous cancellations, reductions or delays in orders by customers could have a material adverse effect on our operating results.

We may not be able to sustain or manage growth or achieve satisfactory levels of profitability.

If market conditions improve, we will need to manage our expanding operations (including our developing European and Asian operations) effectively. We will also need to successfully integrate that expansion and any new businesses we may acquire or open into our operations. Our failure to do so, particularly in instances in which we have made or make significant investments, could have a material adverse effect on our operating results. We may fail to grow or achieve satisfactory levels of profitability if we are unable to:

   - obtain adequate supplies of competitive products on a timely basis and on commercially reasonable prices and other terms, especially in times of product shortages;
   -  expand sales to existing customers and increase our customer base;
   - turn our inventories and collect our accounts receivable fully and in a timely manner, especially with respect to customers in new technologies or in emerging markets or in a weakened or bankrupt financial condition;
   - avoid inventory becoming outdated or losing value as a result of adverse market conditions;
   - maintain our existing key supplier relationships as well as develop new relationships with leading suppliers of electronic components;
   - hire and retain additional qualified management, marketing and other personnel to successfully manage our growth and operate our business;
   -  effectively use personnel and facility and infrastructure overcapacity;
      and

   - invest to maintain and enhance our infrastructure, including telecommunications and information systems, enterprise resource planning
      (ERP) system, logistics services and our service capabilities, including "distribution technology".

A change in market conditions or aggressive pricing programs could trigger a decline in gross profit margins which could adversely affect our operating results.

We have experienced an increase in gross profit margins as a result of favorable market conditions, including limited supply of certain products, in the electronic components distribution industry during certain periods in the past. However, there is no assurance that negative changes in the general economic environment and/or in the electronic components industry will not occur. Furthermore, we continue to develop long-term strategic relationship with accounts which have required aggressive pricing programs and there is continued price competition for products sold by us. These and other factors, such as increases in low-margin, large volume transactions and a change in our product mix, could result in a decline in our gross profit margins, materially adversely affecting our operating results.

We may not be able to satisfy our funding requirements.

We currently anticipate needing to spend significant amounts of cash to: meet our working capital requirements (including to support increases in levels of inventory, as well as customer backlog, and accounts receivable as our level of sales increases); invest in and finance capital equipment and infrastructure; upgrade our information and communication systems, including our new enterprise resource planning (ERP) system; acquire businesses or open divisions; or respond to increases in expenses and costs, unanticipated developments, increasing customer demands or competitive pressures. If we do not have enough cash on hand, cash generated from our operations and/or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies, particularly if our credit facility is not available to do so. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications and/or other actions can be made or taken at all.

Our global expansion initiatives may not be successful.

We have commenced global expansion initiatives in an attempt to increase our sales to customer locations in foreign countries. Given our limited experience in the international market and that we only fairly recently, and on a limited basis so far, commenced operations outside of North America, no assurance can be given that our global expansion initiatives will be successful.

Interest rate changes may adversely affect our operating results.

We are affected by interest rate changes with respect to our credit facility, which currently is based upon, at our option, the prime rate or LIBOR. Interest rates have risen over the last year and may continue to rise. Continuing increases in interest rates could materially adversely affect our operating results.

Substantial leverage and debt service obligations may adversely affect our cash flow.

Our revolving lines of credit impose debt service obligations and expose us to certain risks associated with being a substantially leveraged company. Upon the occurrence of certain events, our lenders may demand immediate repayment of amounts outstanding under our existing lines of credit. Separately, there is the possibility that we may be unable to generate cash sufficient to pay the principal amount of, interest on and/or other amounts due in respect of our indebtedness when due.

Our substantial leverage could also have other significant negative consequences, including:

   - increasing our vulnerability to general adverse economic and industry conditions;
   -  increasing our exposure to increasing interest rates;
   - restricting our credit with our manufacturers which would limit our ability to purchase inventory;
   -  limiting our ability to obtain additional financing;
   - requiring the dedication of a portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of any cash flow available for other purposes, including capital expenditures;
   - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and;
   - placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

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

We are subject to adverse currency fluctuations.

Adverse currency fluctuations could have the effect of making components manufactured abroad more expensive, cause limitations in customer productions due to unfavorable export conditions or cause our offshore suppliers to limit exports to the United States. In addition, foreign currency fluctuations could result in increasing the cost of goods to us or reducing our net sales as purchase and sale prices for our goods fixed in foreign currency may result in the cost of goods in U.S. dollars being greater when paid or net sales in U.S. dollars on payment for goods being less when received than anticipated when the price payable or to be received in foreign currency is originally fixed. Because we historically purchase substantially all of our products from United States subsidiaries and affiliates of foreign manufacturers, almost all of our purchases are paid for in U.S. dollars, which usually reduces or eliminates the potential adverse effects of currency fluctuations. However, in late 2002 we began purchasing a limited amount (less than 8% of total purchases for 2005) of our product offshore and this offshore purchasing activity may increase in the future. Accordingly, there can be no assurance that such factors could not have a material adverse effect on our operating results in the future.

A variety of risks in connection with our global expansion initiatives could adversely affect our operating results.

Our sales to customer locations in foreign countries increased to $75.9 million for 2005 up from $69.7 million in 2004 due to our global expansion initiatives. Our global operations are subject to a variety of risks including the following:

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

Our foreign subsidiaries currently conduct substantially all of their business in U.S. dollars. As we expand our global initiative, we may be required to transact business in the local currency of the customers' location. Fluctuations in currency exchange rates could lead to a reduction in sales or profitability. To the extent revenues and expenses are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars may contribute to fluctuation in our operating results.

Our new enterprise resource planning (ERP) system could continue to interfere with our operations.

Although we are seeing some improvement recently, service to our customers and suppliers has been adversely impacted by the implementation of our new ERP system. The strain on the Company's employees, as well as on its financial resources, in connection with the implementation of this new ERP system has been significant. We can offer no assurance that the implementation was fully successful or will not cause additional interruption in operations and services. Failure of the new ERP system to perform as expected would have a material adverse impact on our operating results.

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

Our industry is highly competitive. Competition could reduce our market share by harming our ability to sell our products and services.

The electronic components distribution industry is highly competitive. We compete with local, regional and national distributors. Some of our competitors have greater name recognition and more resources than we do. We also compete with third party logistics and e-commerce companies, which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more original equipment manufacturers procure more parts from EMS companies. The EMS companies use their volume purchase abilities to buy directly from component manufacturers. Since these EMS companies are manufacturing more outside North America, we believe that the total available distribution market share in North America is also being reduced as purchasing channels increase in Asia and Europe. We may be unable to defend our market share against these sources of competition or to compete successfully with existing or new competitors. Our failure to compete could have a material adverse effect on our operating results.

Emergence of new competitive business models or sources of competition could have adverse effects on our business.

Additional competition has emerged in the electronic components distribution industry. This increased competition resulted in part from the advent of third party logistics and fulfillment companies, businesses commonly referred to as e-exchanges and e-brokers and several other forms of e-commerce companies which have grown with the expanded use of the Internet. In addition to the increased competition from these other groups, some of the total available distribution market share is being reduced as more and more original equipment manufacturers transition their procurement into EMS companies and original design manufacturers. The EMS companies and original design manufacturers utilize their abilities to aggregate demand to develop direct purchasing channels with component manufacturers. Furthermore, as more and more manufacturing moves outside the boundaries of North America, we believe that the total available distribution market share in North America is also being reduced as procurement channels increase in Asia and Europe. While we have implemented our e-commerce strategies, including our website and multiple portals, and commenced operations in Europe and Asia to confront certain of these new business models and sources of competition, there can be no assurance that we will be able to defend our market share against the emergence of these or other new business models and sources of competition.

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

Our operations would be adversely affected if third party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers, principally one carrier. If a strike or other event prevented or disrupted that carrier from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our operating results would be materially and adversely affected.

Some of our operations are located in Florida and California and, as a result, are subject to natural disasters, which could result in a business stoppage that would adversely affect our operating results.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters and a significant portion of our business operations, computer systems and personnel are located in Miami, Florida, where there is the potential for hurricanes and, in fact, over the last few years there have been numerous hurricanes. In addition, our west coast corporate offices and our west coast distribution and programming center are located in northern California, where there is the potential for earthquakes. Should a hurricane or earthquake or other catastrophe, such as a fire, flood, power loss, communication failure or similar event disable our facilities, we have limited available alternative facilities from which we could conduct our business. As a result, any such occurrence could have a material adverse effect on our operating results.

We depend on the services of our executive officers, and their loss could affect our ability to grow.

We are highly dependent upon the services of our President and Chief Executive Officer. The permanent loss of our President and Chief Executive Officer, or any one or more of our other key executives, could have a material adverse effect upon our operating results. While we believe that we would be able to locate suitable replacements for our executives if their services were lost, there can be no assurance that we would, in fact, be able to do so.

We must attract and retain personnel to help support our growth, and competition for personnel in our industry has previously been intense.

We require the services of a substantial number of qualified personnel. Our success depends to a significant degree upon the contributions of our management, engineering, sales, marketing, information technology, distribution and finance personnel. During certain prior periods, the market for such skilled and experienced personnel was characterized by intense competition and aggressive recruiting, as well as a high degree of employee mobility. Such a market, if it was to return, would make it particularly difficult to attract and retain the qualified personnel we require. The loss of or our inability to continue to attract and retain these key personnel could harm our business.

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

We may be exposed to warranty claims.

We may be exposed to warranty claims by our customers both with respect to products manufactured by others which we distribute and with respect to products on which we have performed value added work. With respect to claims relating to products manufactured by others, we would expect that the manufacturers of such products would indemnify us as well as defend such claims on our behalf to the extent provided for under our agreement with the manufacturer, although no assurance can be given that any manufacturer would so do. In addition, there may be instances where a customer might be able to enforce an express or implied warranty claim against us with respect to products manufactured by our suppliers. With respect to products manufactured or assembled by third party companies for Aved Memory Products, we offer a warranty for a period of one year against defects in workmanship and materials under normal use and service. Accordingly, a significant number of such warranty claims could have a material adverse effect on us.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. We will be required to comply with these rules with respect to our fiscal year ending December 31, 2007, which compliance may require us to incur significant costs or at least costs beyond what we normally incur for financial reporting. If our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management's assessment or issue a qualified report. Additionally, if we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

If our Chairman and President and Chief Executive Officer exercised all of their outstanding stock options, they and their respective spouses and children and related trusts would own as of December 31, 2005 an aggregate of approximately 520,224 shares, representing approximately 13% of the outstanding shares of common stock. As a result of such stock ownership and their positions as executive officers, as the members of the executive committee of our Board of Directors and as two of our seven directors, they are and will continue to be in a position to control our day-to-day affairs.

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

ITEM 1B.  Unresolved Staff Comments
--------  -------------------------

Not applicable.

ITEM 2.  Properties
-------  ----------

See "Item 1. Business-Facilities and Systems" and "Sales and Marketing-Sales Office Locations" and Note 11 to Notes to Consolidated Financial Statements.

ITEM 3.  Legal Proceedings
-------  -----------------

The Company is from time to time involved in litigation primarily relating to claims arising out of its operations in the ordinary course of business. Some of these claims are covered by insurance or, if they relate to products manufactured by others for which it distributes, the Company would expect that the manufacturers of such products would indemnify the Company as well as defend such claims on the Company's behalf to the extent provided for under its agreement with the manufacturer, although no assurance can be given that any manufacturer would do so. There has been a recent trend throughout the United States of increased litigation over various employee and intellectual property matters. While the Company is presently involved in certain litigation relating to such matters, the Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. The Company believes, however, that the costs associated with such matters may increase in the future. Additionally the Company is involved in other litigations relating to former customers including, from time to time, situations where the Company may incur costs in prosecuting or defending claims in bankruptcy proceedings. There can be no assurance that a particular litigation will not have a material adverse impact on the Company's financial condition and results of operations in the future.

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

On November 2, 2005, the Company held its 2005 annual meeting of shareholders. The information required to be reported in this Item 4 has been previously reported and reference is made to Item 4 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------  ----------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

Sales Prices of Common Stock
----------------------------

The Company's common stock trades on The Nasdaq Stock Market (Nasdaq National Market) under the symbol SEMI. The following table sets forth the range of high and low sale prices for the Company's common stock as reported on The Nasdaq Stock Market during each of the quarters presented:

Quarter of Fiscal Year                        High                  Low
----------------------                        ------                -----

2004
----
First Quarter                                 $ 7.62                $ 4.31
Second Quarter                                 11.58                  4.94
Third Quarter                                   9.77                  5.27
Fourth Quarter                                  6.95                  5.52

2005
----
First Quarter                                   6.97                  4.44
Second Quarter                                  5.00                  3.73
Third Quarter                                   5.44                  4.07
Fourth Quarter                                  4.59                  3.55

2006
----
First Quarter (through March 20, 2006)          5.23                  3.90

As of March 20, 2006, there were approximately 250 holders of record of the Company's common stock, based on the stockholders list maintained by the Company's transfer agent. Many of these record holders hold these securities for the benefit of their customers. The Company believes that, based upon information provided by its transfer agent, it has over 3,600 beneficial holders of its common stock.

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

Sales of Unregistered Securities
--------------------------------

The Company has not issued or sold any unregistered securities during the quarter ended December 31, 2005 except as follows:

Pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended, the Company granted during the quarter ended December 31, 2005 stock options to purchase 4,000 shares of the Company's common stock to 4 individuals at an exercise price of $4.18 per share. The stock options vest over a two-year period and are exercisable over a ten-year period. The stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. See Note 8 to Notes to Consolidated Financial Statements.

ITEM 6.  Selected Financial Data
-------  -----------------------

The following selected consolidated financial data for the Company for and as of the years 2001 through 2005 has been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2005, see Note 3 to Notes to Consolidated Financial Statements.

Statement of Operations Data

Years Ended December 31                         2005             2004             2003             2002             2001
------------------------------------------------------------------------------------------------------------------------
Net Sales (1) ......................   $ 433,020,000    $ 409,421,000    $ 311,529,000    $ 332,047,000    $ 381,111,000
Cost of Sales (2) ..................    (363,398,000)    (340,612,000)    (253,933,000)    (271,304,000)    (318,363,000)
                                       -------------    -------------    -------------    -------------    -------------
Gross Profit .......................      69,622,000       68,809,000       57,596,000       60,743,000       62,748,000
Selling, General and
  Administrative Expenses (3) ......     (63,707,000)     (60,613,000)     (53,976,000)     (56,655,000)     (74,213,000)
Impairment of Goodwill .............               -                -                -                -         (895,000)
                                       -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations .......................       5,915,000        8,196,000        3,620,000        4,088,000      (12,360,000)
Interest Expense (4) ...............      (4,992,000)      (3,750,000)      (2,648,000)      (3,138,000)      (8,657,000)
Other Income - Net (5) .............               -        1,081,000                -        2,220,000
                                       -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before Income Taxes ...         923,000        5,527,000          972,000        3,170,000      (21,017,000)
Income Tax (Provision) Benefit .....        (341,000)      (2,320,000)        (426,000)      (1,287,000)       7,424,000
                                       -------------    -------------    -------------    -------------    -------------
Income (Loss) from Continuing
  Operations Before
  Discontinued Operations ..........         582,000        3,207,000          546,000        1,883,000      (13,593,000)
Discontinued Operations:
  Income from Operations (6) .......               -                -                -                -          362,000
  Loss on Disposal (7) .............               -                -                -                -       (9,344,000)
                                       -------------    -------------    -------------    -------------    -------------
Net Income (Loss) ..................   $     582,000    $   3,207,000    $     546,000    $   1,883,000    $ (22,575,000)
                                       =============    =============    =============    =============    =============

Basic Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations ..........          $  .15           $  .84           $  .14           $  .49           $(3.52)
  Discontinued Operations ..........               -                -                -                -            (2.33)
                                              ------           ------           ------           ------           ------
  Net Income (Loss) ................          $  .15           $  .84           $  .14           $  .49           $(5.85)
                                              ======           ======           ======           ======           ======

Diluted Earnings Per Share (8):
  Income (Loss) from
    Continuing Operations ..........          $  .14           $  .78           $  .14           $  .49           $(3.52)
  Discontinued Operations ..........               -                -                -                -            (2.33)
                                              ------           ------           ------           ------           ------
  Net Income (Loss) ................          $  .14           $  .78           $  .14           $  .49           $(5.85)
                                              ======           ======           ======           ======           ======

Balance Sheet Data

December 31                                     2005             2004             2003             2002             2001
------------------------------------------------------------------------------------------------------------------------
Working Capital ....................   $ 103,468,000    $  94,132,000    $  63,212,000    $  54,670,000    $  86,569,000
Total Assets .......................     173,646,000      147,466,000      122,373,000      104,578,000      144,122,000
Long-Term Debt, Including
  Current Portion ..................      91,855,000       77,656,000       55,200,000       41,220,000       76,075,000
Shareholders' Equity ...............      23,836,000       23,014,000       19,180,000       18,825,000       17,025,000
Book Value Per Common Share ........           $5.99            $5.91            $5.10            $4.93            $4.21

-------------------------

(1) Net sales including sales generated by the Company's Aved Display Technologies (ADT) and Integrated Display Technologies (IDT) divisions and the related turnkey support business which were discontinued in 2001 were $388,109,000 for 2001.

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

(6) Reflects income from discontinued operations of $362,000 (net of $208,000 income tax provision) for 2001 relating to management's decision to discontinue the ADT and IDT divisions as well as the related turnkey support business.

(7) Reflects a loss on disposal of $(9,344,000) (net of $5,367,000 income tax benefit) for 2001 primarily made up of the write-offs of $4,488,000 of inventory and $7,442,000 of accounts receivable.

(8) Weighted average common shares outstanding for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 were 3,933,118, 3,836,002, 3,793,347,
     3,849,553 and 3,856,813 for basic earnings per share and were 4,096,932, 4,128,049, 3,882,199, 3,850,002, and 3,856,813 for diluted earnings per share.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

This discussion should be read in conjunction with "Item 6. Selected Financial Data" and Notes to Consolidated Financial Statements contained in this report.

Overview
--------

The Company began seeing signs that a recovery of the electronics industries in North America was underway in the third quarter of 2003 as supplier pricing began to firm, component lead times began to stretch out and customer backlog began to grow. These signs of improvement continued through the second quarter of 2004. Management believes that in the third quarter of 2004 customers began reducing their purchasing in response to increased inventory levels at the customer base and a slight slowdown in end markets. At the end of the second quarter of 2004 industry conditions softened and remained relatively soft through the first quarter of 2005. Industry conditions improved slightly throughout the balance of 2005. We expect that the slightly improved conditions may continue throughout 2006. Our backlog of customer orders, which grew from $68 million at December 31, 2003 to $86 million at June 30, 2004, began to trend downward during the third quarter of 2004 and was $69 million at December 31, 2004. By December 31, 2005, our backlog increased significantly to $89 million.

In 2005, the global semiconductor market was $227.5 billion compared to $213.0 billion for 2004, representing a 7% increase. While worldwide consumption of semiconductors grew by 7% during 2005, the Company believes that the growth rate in Asia Pacific (which does not include Japan) is significantly faster than in other regions. While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will continue to be higher in the Asia Pacific region. To support this trend, the Company is continuing its efforts to increase its offshore presence. The Company has operations in Korea, Malaysia and China to support Asian markets. The Company also has operations in the United Kingdom and Hungary to support European markets. The Company expects to expand further into these territories. Sales to customer locations in European and Asian markets aggregated $48 million for 2005 compared to $39 million for 2004. There can be no assurance that the Company will achieve any growth in any particular market in the future.

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

The Company's accounts receivable are due from a broad range of customers. The Company extends credit based on ongoing evaluations of its customers' financial condition and payment history. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' creditworthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, a 1% increase in the allowance for doubtful accounts at December 31, 2005 would have decreased earnings by approximately $845,000.

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers, which generally provide for price protection and obsolescence credits, inventories are written-down to market value. Due to the large number of transactions and the complexity of managing the process around price protections and obsolescence credits, estimates, based upon assumptions about future demand, selling prices and market conditions, are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. For example, a 1% increase in the inventory reserve at December 31, 2005 would have decreased earnings by approximately $746,000.

Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize in the future all or part of its deferred tax assets, which aggregated $2.3 million at December 31, 2005, an adjustment to the deferred tax assets would be necessary and charged to income.

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

Results of Operations
---------------------

Overview

The following table sets forth for the years ended December 31, 2005, 2004 and 2003, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales. All percentages are based on net sales.

                                                          Items as a Percentage
                                                              of Net Sales
                                                          ---------------------
                                                               Years Ended
                                                               December 31
                                                          ---------------------
                                                          2005     2004    2003
                                                          ----     ----    ----
Net Sales.............................................   100.0%   100.0%  100.0%
Gross Profit..........................................    16.1     16.8    18.5
Selling, General and Administrative Expenses..........   (14.7)   (14.8)  (17.3)
Income from Operations................................     1.4      2.0     1.2
Interest Expense......................................    (1.2)    (0.9)   (0.9)
Other Income - Net....................................       -      0.3       -
Income from Operations Before Income Taxes............     0.2      1.4     0.3
Income Tax Provision..................................    (0.1)    (0.6)   (0.1)
Net Income............................................     0.1      0.8     0.2

-------------------


Comparison of Years Ended December 31, 2005 and 2004
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2005 were $433.0 million, representing a 5.8% increase from net sales of $409.4 million for 2004. The increase in sales for 2005 compared to 2004 reflects slightly improved industry conditions that began during the second quarter of 2005. Sales increased sequentially in the second, third and fourth quarters of 2005. Management is cautiously optimistic that these improved industry conditions will continue in 2006.

Gross Profit

Gross profit was $69.6 million for 2005 compared to gross profit of $68.8 million for 2004. The slight increase in gross profit was primarily due to the increase in net sales which more than offset the slight decline in gross profit margins. Gross profit margins as a percentage of net sales were 16.1% for 2005 compared to 16.8% for 2004. The slight decrease in gross profit margins reflects long-term strategic relationships with accounts that require aggressive pricing programs. Sales to these accounts grew 19.6% for 2005 compared to 2004. The decrease in gross profit margins also reflects an 11.6% increase in sales associated with low-margin, large volume transactions for 2005 compared to 2004. As a result of the downward pressure on our gross profit margins, the margins on active products, which active products accounted for 88% of total sales for 2005 and 2004, declined by 0.7%. Management expects that the gross profit margins may further decline as a result of the anticipation of a greater number of low-margin, large volume transactions in the future and the anticipation of an increase in sales to accounts that require aggressive pricing programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased to $63.7 million for 2005 from $60.6 million for 2004. The increase in SG&A reflects an increase of $1.9 million in fixed expenses and an increase of $1.2 million in variable expenses for 2005 over 2004. The increase in fixed expenses related primarily to increases in compensation expense and maintenance and repairs partially offset by a reduction in other expenses including entertainment and occupancy costs. During 2005 the Company added 35 people including several key additions to its management team. The increase in variable expenses related primarily to increases in commission rates resulting from pressure in labor markets. As a result of industry consolidation and improved conditions within the industry, during 2005 the Company strategically increased its personnel in North America, Europe and Asia. The Company expects to continue to expand further, including personnel additions, to enhance its position in order to take advantage of industry consolidation and the continuing trends for business to transfer outside of North America. In addition, in connection with a new enterprise resource planning (ERP) system which was implemented in February 2006, SG&A will increase by approximately $240,000 per quarter representing the depreciation and amortization of the cost of the new ERP system over a seven year period. Additionally, SG&A will increase as a result of maintenance and further development required in connection with the new ERP system. Due to the foregoing, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales was 14.7% for 2005 compared to 14.8% for 2004.

Income from Operations

Income from operations was $5.9 million for 2005 compared to $8.2 million for 2004. The decrease in income from operations was due to the increase in SG&A described above which increase more than offset the slight increase in sales and gross profit dollars as discussed previously.

Interest Expense

Interest expense increased to $5.0 million for 2005 from $3.8 million for 2004. The increase in interest expense resulted from increases in average borrowings and increases in overall interest rates. Our average borrowings increased by $9.3 million for 2005 compared to 2004 primarily as a result of increases in our accounts receivable and inventory levels. Accounts receivable increased in connection with the increase in sales, particularly towards the latter part of 2005, as well as in connection with an increase in sales to certain customers who require extended payment terms. Our inventory increased to support the increased levels of sales beginning during the second quarter of 2005 and the continued sequential growth in sales during 2005. Overall interest rates increased despite the positive impact from the Company improving its pricing levels under its credit facility and a positive impact from repayment of fixed-rate debt. The Company improved from the then third pricing level under its credit facility at the beginning of 2004 to the then first pricing level effective in the middle of the third quarter of 2004. The improvement to the then first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the credit facility. The rate associated with the then first pricing level continued through the middle of the third quarter of 2005, at which time the Company's pricing level changed to the third pricing level under the August 8, 2005 amendment to the credit facility. This pricing level change, however, improved the rate by 50 basis points. On June 14, 2004, the Company repaid $5.2 million of 9% subordinated debt with borrowings under the credit facility at lower interest rates. The positive impact on interest expense from the improvement in the rate associated with the change in pricing levels as well as the repayment of fixed-rate debt with lower interest rate debt was more than offset by the adverse effect from interest rate hikes by the Federal Reserve Board. As and to the extent the Federal Reserve continues to increase interest rates as anticipated, interest expense will increase. However, the improvement to the first pricing level under the credit facility prior to the August 2005 amendment, as well as a reduction in interest rate margins of approximately 100 basis points associated with the August 2005 amendment to the credit facility, is currently expected to continue to have a positive effect on interest expense when compared to the prior year. Interest expense for 2005 included non-cash amortization of deferred financing fees of $314,000. As a result of the August 2005 amendment which extended the term of the credit facility to May 31, 2009, non-cash amortization of deferred financing fees has been reduced to approximately $22,000 per quarter and interest expense will reflect an aggregate of $1.2 million of deferred financing fees over the term of the amended credit facility. See "Liquidity and Capital Resources" below and Note 6 to Notes to Consolidated Financial Statements.

Net Income

Net income was $582,000 or $.14 per share (diluted) for the year ended December 31, 2005 compared to $3.2 million or $.78 per share (diluted) for the year ended December 31, 2004. Net income for 2004 reflects other income of $1.1 million on a pre-tax basis ($616,000 on an after-tax basis or $.15 per share (diluted)) as a result of prevailing in a contract litigation.

Comparison of Years Ended December 31, 2004 and 2003
----------------------------------------------------

Sales

Net sales for the year ended December 31, 2004 were $409.4 million, representing a 31.4% increase from net sales of $311.5 million for 2003. The increase in sales for 2004 compared to 2003 reflected improved industry conditions. This improvement in sales was realized by almost all of the Company's locations. Sales began to slow down during the second half of 2004 compared to sales for the first half of 2004. Management believes that in the third quarter of 2004 customers began experiencing increases in inventory levels as end markets were not growing as fast as expected and product availability was not as tight as originally anticipated. In response, during the third quarter of 2004 customers began reducing their purchasing levels.

Gross Profit

Gross profit was $68.8 million for 2004 compared to gross profit of $57.6 million for 2003. The increase in gross profit was primarily due to the increase in net sales which more than offset the decline in gross profit margins. Gross profit margins as a percentage of net sales were 16.8% for 2004 compared to 18.5% for 2003. The decrease in gross profit margins reflected long-term strategic relationships with accounts that require aggressive pricing programs. Sales to these accounts grew 54.2% for 2004 compared to 2003. The decrease in gross profit margins also reflected a 55.9% increase in sales associated with low-margin, large volume transactions for 2004 compared to 2003. Additionally, profit margins were under downward pressure as a result of slight oversupply conditions that existed in the market in the second half of 2004. Downward pressure on our gross profit margins was further impacted by a change in our product mix. For 2004, sales of active products, which historically sell at lower margins than passive/electromechanical products, grew 36% from 2003 and represented 88% of total sales for 2004 compared to 85% of total sales in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased to $60.6 million for 2004 from $54.0 million for 2003. The increase in SG&A reflected an increase in variable compensation expenses of $2.0 million in 2004 over 2003 associated with the growth in sales and gross profit dollars as well as an increase in fixed compensation expenses of $1.8 million in 2004 over 2003. Additionally, the increase for 2004 over 2003 included an increase in travel and entertainment expenses of $1.2 million. As industry conditions began improving in the third quarter of 2003, the Company strategically increased its personnel in North America in an effort to drive expansion and internal growth. Additionally, the Company added people to expand its support for display products. As a result, the Company's total employees increased 7% from 2003 to 2004. In response to the continuing trend of electronics manufacturing moving offshore, in 2004 the Company also increased its personnel in both Europe and Asia.

SG&A as a percentage of net sales improved to 14.8% for 2004 compared to 17.3% for 2003. The improvement in SG&A as a percentage of net sales reflected the increase in net sales as well as the benefits of our operating efficiencies as the increase in sales more than offset the increase in SG&A.

Income from Operations

Income from operations was $8.2 million for 2004 compared to $3.6 million for 2003. The significant increase in income from operations was due to the increase in sales and gross profit dollars as discussed previously, which increases more than offset the increase in SG&A described above.

Interest Expense

Interest expense increased to $3.8 million for 2004 from $2.6 million for 2003. The increase in interest expense resulted from an increase in our average borrowings. Our average borrowings increased by $21.1 million for 2004 when compared to 2003. The increase in average borrowings was due to increases in our inventory and accounts receivable levels. Our inventory increased to support the increased levels of sales beginning towards the end of 2003 and the growth in sales during the first half of 2004. At the same time, our accounts receivable also increased as a result of the increased sales levels during 2004. During 2004 the Company's effective interest rate was impacted by several factors. The Company's effective interest rate was adversely impacted by five interest rate hikes by the Federal Reserve Board between June 30, 2004 and December 31, 2004, which raised the Federal funds rate by 125 basis points. This adverse effect was offset by improvements in the then pricing levels on borrowings under the Company's then $85 million credit facility and the repayment of fixed-rate debt utilizing borrowings under the credit facility at a lower rate. In connection with the interest rate charged under the credit facility, the Company improved from the then third pricing level at the beginning of 2004, to the then second pricing level effective in the middle of the second quarter of 2004 and to the then first pricing level effective in the middle of the third quarter of 2004. These improvements in pricing levels, which aggregated 100 basis points, were based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the credit facility. Furthermore, the repayment of $5.2 million of fixed-rate debt at 9% on June 14, 2004 utilizing borrowings under the credit facility at lower interest rates had a positive effect on interest expense when compared to the prior year. Interest expense for 2004 and 2003 included non-cash amortization of deferred financing fees of $361,000 and $208,000.

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

Net Income

Net income was $3.2 million or $.78 per share (diluted) for the year ended December 31, 2004, compared to $546,000 or $.14 per share (diluted) for the year ended December 31, 2003. Net income for 2004 reflected other income of $1.1 million on a pre-tax basis ($616,000 on an after-tax basis or $.15 per share (diluted)) as a result of prevailing in a contract litigation.

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 2005 increased to $103.5 million from working capital of $94.1 million at December 31, 2004. The current ratio was 2.76:1 at December 31, 2005 compared to 2.98:1 at December 31, 2004. The increase in working capital was primarily due to increases in accounts receivable and inventory offset by an increase in accounts payable. Accounts receivable was $82.2 million at December 31, 2005 compared to $69.0 million at December 31, 2004. The increase in accounts receivable reflects an increase in the level of sales towards the latter part of 2005 as compared to the latter part of 2004. The average number of days that accounts receivables were outstanding increased to 64 days as of December 31, 2005 compared to 60 days as of December 31, 2004 primarily in connection with an increase in sales to certain customers who require extended payment terms. Inventory levels were $74.6 million at December 31, 2005 compared to $67.6 million at December 31, 2004. The increase primarily reflects higher inventory levels needed to support the increased level of sales in 2005 and anticipated increases in future sales and backlog. Accounts payable increased to $51.6 million at December 31, 2005 from $41.1 million at December 31, 2004 in connection with an increase in the level of purchases made during the latter part of 2005 over the same period of 2004.

The Company has other subordinated debt with various maturities through 2015 aggregating approximately $713,000 including the current portion of such debt and has an unfunded postretirement benefit obligation of approximately $1.0 million. See table below and Note 6 to Notes to Consolidated Financial Statements.

In August 2005, the Company's line of credit facility was amended to increase the facility to $100 million from $85 million and to extend the term from May 14, 2006 to May 31, 2009. Additionally, the Company's credit facility was amended to, among other things, reduce the interest rate margins and increase the advance rate on certain of the Company's inventory. Furthermore, in March 2006 the Company's credit facility was amended subsequent to but effective as of the balance sheet date whereby a financial covenant was modified. Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or (b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. In addition to the improved pricing levels associated with the August 2005 amendment, the advance rate used in determining the borrowing base under the Credit Facility was increased to 50% from 40% on certain of the Company's inventory. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. As part of the August 2005 amendment, the minimum debt service coverage ratio was reduced from 1.20:1.0 to 1.10:1.0 beginning with the quarterly period ending September 30, 2005 and the unused commitment fee was reduced from a range of .25% to .375% depending on the then pricing levels to .15% at all five pricing levels. As part of the March 2006 amendment, the capital expenditure limit on ERP system costs was increased from $3.0 million to $3.8 million. The Company was in compliance with all covenants under the Credit Facility at December 31, 2005.

In connection with the interest rate charged under the Credit Facility prior to the August 2005 amendment, the Company had improved from the then third pricing level at the beginning of 2004, to the then first pricing level effective in the middle of the third quarter of 2004. The improvement to the then first pricing level, which aggregated 100 basis points, was based on the Company achieving an increase in its debt service coverage ratio as calculated pursuant to the Credit Facility. The rate associated with the then first pricing level continued through the middle of the third quarter of 2005, at which time the Company's pricing level changed to the third pricing level under the August 2005 amendment to the Credit Facility. This pricing level change, however, improved the rate by 50 basis points. At December 31, 2005, outstanding borrowings under the Company's credit facility aggregated $88.9 million compared to $75.0 million at December 31, 2004. See Note 6 to Notes to Consolidated Financial Statements.

Long-term debt, operating leases and other long-term obligations as of December 31, 2005 mature as follows:

                                                                      Payments Due by Period
                                                     ---------------------------------------------------------
                                                        Less than                                    More than
Obligations                                  Total         1 year      1-3 years      4-5 years        5 years
--------------------------------------------------------------------------------------------------------------
Long-term debt (1) ................   $ 89,830,000   $    286,000   $    155,000   $ 89,074,000   $    315,000
Capital leases ....................      1,027,000        415,000        612,000              -              -
Operating leases ..................     11,600,000      3,200,000      4,100,000      2,500,000      1,800,000
Other long-term obligations (2) ...        998,000              -              -              -        998,000
                                      ------------   ------------   ------------   ------------   ------------
Total obligations .................   $103,455,000   $  3,901,000   $  4,867,000   $ 91,574,000   $  3,113,000
                                      ============   ============   ============   ============   ============

-------------

(1) Reflected on the Company's Consolidated Balance Sheet as of December 31, 2005 and includes $88,900,000 under the Company's Credit Facility which matures on May 31, 2009.
(2) Reflected on the Company's Consolidated Balance Sheet as of December 31, 2005 and represents a postretirement benefit obligation.

In February 2006, subsequent to the balance sheet date, the Company implemented a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including costs of training and implementation but excluding capitalized payroll costs, is approximately $8.5 million. At December 31, 2005, $5.8 million associated with this ERP system was reflected in property, plant and equipment - net on the Consolidated Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. At December 31, 2005, the outstanding balance under this arrangement was $217,000 which was paid in full in January 2006. The effective interest rate under this agreement was 1.9% per annum. The Company also financed an additional $1.8 million of the aggregate cost of the ERP system with another third party finance company, which financing arrangement has maturities through November 2008 and has effective interest rates ranging from 1.6% to 2.2% per annum. Of this $1.8 million financing, $565,000 is classified as operating leases and $1.3 million is classified as capital leases. At December 31, 2005, the outstanding obligation under these capital leases aggregating $1.3 million was $1.0 million.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements over the next twelve months, including obligations related to the current portion of long-term debt and capital and operating leases. However, the Company continues to explore additional sources of financing which may be necessary in order to support its growth.

Off-Balance Sheet Arrangements
------------------------------

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of December 31, 2005, the Company had made unreimbursed payments aggregating $18,000 under this guaranty as a result of nonpayments of rental amounts by lessees which nonpayments were made subsequent to the balance sheet date. At December 31, 2005 the maximum additional exposure and net present value under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $27,000.

Inflation and Currency Fluctuations
-----------------------------------

The Company does not believe that inflation significantly impacted its business during 2005; however, inflation has had significant effects on the economy in the past and could adversely impact the Company's results in the future. The Company believes that currency fluctuations could adversely impact its financial results in the future if the Company increases transactions in foreign currencies and/or adds offshore infrastructure which is paid for in foreign currencies. The Company believes that currency fluctuations could have adverse effects on its business if the impact from those currency fluctuations makes components manufactured abroad too expensive, causes limitations in customer productions due to unfavorable export conditions or causes the Company's offshore suppliers to limit exports to the United States. In certain prior years, the Company believes that currency fluctuations have had such adverse effects. In addition, foreign currency fluctuations could result in increasing the cost of goods of the Company or reducing its net sales as purchase and sale prices for the Company's goods fixed in foreign currency may result in the cost of goods in U.S. dollars being greater when paid or net sales in U.S. dollars on payment for goods being less when received than anticipated when the price payable or to be received in foreign currency is originally fixed.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No.

123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. SFAS 123(R) required compliance beginning with the first interim or annual report beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the date for compliance with SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will discontinue application of the intrinsic method and will adopt SFAS 123(R) for the fiscal year beginning January 1, 2006.

In May 2005, FASB issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company's results of operations or financial position.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its credit facility, interest expense will increase or decrease by $890,000 per annum based on outstanding borrowings at December 31, 2005. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Consolidated Financial Statements of the Company and its subsidiaries and supplementary data required by this item are included in Item 15(a)(1) and (2) of this report.

In addition, see Note 3 to Notes to Consolidated Financial Statements for presentation of unaudited quarterly results of operations for the eight quarters ended December 31, 2005.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  --------------------------------------------------------------
Financial Disclosure
--------------------

None.

ITEM 9A.  Controls and Procedures
--------  -----------------------

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

Changes In Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  Other Information
--------  -----------------

Not applicable.

                                    PART III

ITEMS 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant;
---------------------------- ---------------------------------------------------
Executive Compensation; Security Ownership of Certain Beneficial Owners and
---------------------------------------------------------------------------
Management and Related Stockholder Matters; Certain Relationships and Related
-----------------------------------------------------------------------------
Transactions; and Principal Accounting Fees and Services.
---------------------------------------------------------

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

         4.2 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
        10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
        10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
        10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
        10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord, in the amounts of $865,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
        10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
        10.6 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
        10.7 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
        10.8 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through November 2, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7,
               2005).**
        10.9 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001 (incorporated by reference to Exhibit
               10.8 to the Company's Form 10-K for the year ended December 31,
               2001).**
        10.10  Deferred Compensation Plan (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
        10.11 Amendment No. 1 to the All American Semiconductor, Inc. Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).**
        10.12 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.9 to the Company's Form 10-K for the year ended December 31,
               1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31,
               2000).**
        10.13 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
               Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to

               Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.14 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
               2003).**
        10.15  Form of Salary Continuation Plan (incorporated by reference to
               Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
        10.16 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.17 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
        10.18 Separation Agreement and General Release entered into as of March 24, 2006 between the Company and Rick Gordon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2006).
        10.19 Employment Agreement effective as of January 1, 2006 and dated as of January 31, 2006 between the Company and John Jablansky (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2006).**
        10.20 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
        10.21 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003).

        10.22 First Amendment to Credit Agreement dated as of June 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2004).
        10.23 Second Amendment to Credit Agreement, dated as of August 8, 2005, among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10, 2005).
        10.24 Third Amendment to Credit Agreement, dated as of March 31, 2006 among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto.*
        10.25 Software License and Services Agreement dated as of June 30, 2004 by and between the Company and PeopleSoft USA, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2004). Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]".
        10.26 Lease Agreement dated July 22, 2004, by and between Winthrop Resources Corporation and the Company in connection with the Company's enterprise resource planning (ERP) system and other future projects (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2004).
        10.27 Installment Payment Agreement dated July 28, 2004, by and between Siemens Financial Services, Inc. and the Company in connection with the Company's enterprise resource planning (ERP) system. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]" (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 2004).
        10.28 Master Lease dated January 12, 2006 by and between Solarcom LLC and the Company in connection with the Company's enterprise resource planning (ERP) system and other future projects.*

        21.1   List of subsidiaries of the Registrant.*
        23.1 Consent of Lazar Levine & Felix LLP, registered independent public accounting firm.*
        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
        32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.*
        32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.*

---------------------
*     Filed herewith
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

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

Dated:  March 31, 2006

By:     /s/ HOWARD L. FLANDERS
        --------------------------------------------------------
        Howard L. Flanders, Executive Vice President and
        Chief Financial Officer

Dated:  March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.


/s/ PAUL GOLDBERG                Chairman of the Board, Director
-----------------------------
Paul Goldberg

/s/ BRUCE M. GOLDBERG            President and Chief Executive Officer, Director
-----------------------------    (Principal Executive Officer)
Bruce M. Goldberg

/s/ HOWARD L. FLANDERS           Executive Vice President and Chief Financial
-----------------------------    Officer, Director
Howard L. Flanders               (Principal Financial and Accounting Officer)

/s/ ROBIN L. CRANDELL            Director
-----------------------------
Robin L. Crandell

/s/ MICHAEL W. FORMAN            Director
-----------------------------
Michael W. Forman

/s/ HOWARD M. PINSLEY            Director
-----------------------------
Howard M. Pinsley

/s/ RICHARD E. SIEGEL            Director
-----------------------------
Richard E. Siegel

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

/s/ BRUCE M. GOLDBERG                  /s/ HOWARD L. FLANDERS
-------------------------------        -------------------------------
Bruce M. Goldberg                      Howard L. Flanders
President, Chief Executive Officer     Executive Vice President, Chief Financial
                                        Officer

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To The Board of Directors
All American Semiconductor, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of All American Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Part IV,
Item 15(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Semiconductor, Inc. and subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Lazar Levine & Felix LLP
-----------------------------------------------------------------
LAZAR LEVINE & FELIX LLP
New York, New York
March 18, 2006, except as to Note 6, the date of which is March 31, 2006

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS                                      December 31              2005             2004
------------------------------------------------------------------------------------------
Current assets:
  Cash ..................................................   $   2,250,000    $     645,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,364,000 and $1,955,000 ...............      82,166,000       69,010,000
  Inventories ...........................................      74,581,000       67,608,000
  Other current assets ..................................       3,127,000        4,370,000
                                                            -------------    -------------
    Total current assets ................................     162,124,000      141,633,000
Property, plant and equipment - net .....................       8,187,000        3,185,000
Deposits and other assets ...............................       3,335,000        2,648,000
                                                            -------------    -------------
                                                            $ 173,646,000    $ 147,466,000
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt .....................   $     701,000    $     705,000
  Accounts payable ......................................      51,603,000       41,100,000
  Accrued expenses ......................................       6,155,000        5,499,000
  Other current liabilities .............................         197,000          197,000
                                                            -------------    -------------
    Total current liabilities ...........................      58,656,000       47,501,000
Long-term debt:
  Notes payable .........................................      89,511,000       75,174,000
  Subordinated debt .....................................         645,000          714,000
  Other long-term debt ..................................         998,000        1,063,000
                                                            -------------    -------------
                                                              149,810,000      124,452,000
                                                            -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .............................               -                -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 3,976,656 and 3,893,161 shares issued ...          40,000           39,000
    and outstanding
  Capital in excess of par value ........................      25,986,000       25,747,000
  Accumulated deficit ...................................      (2,190,000)      (2,772,000)
                                                            -------------    -------------
                                                               23,836,000       23,014,000
                                                            -------------    -------------
                                                            $ 173,646,000    $ 147,466,000
                                                            =============    =============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31                  2005             2004             2003
--------------------------------------------------------------------------------

NET SALES ...................   $ 433,020,000    $ 409,421,000    $ 311,529,000
Cost of sales ...............    (363,398,000)    (340,612,000)    (253,933,000)
                                -------------    -------------    -------------
Gross profit ................      69,622,000       68,809,000       57,596,000
Selling, general and
  administrative expenses ...     (63,707,000)     (60,613,000)     (53,976,000)
                                -------------    -------------    -------------

INCOME FROM OPERATIONS ......       5,915,000        8,196,000        3,620,000
Interest expense ............      (4,992,000)      (3,750,000)      (2,648,000)
Other income - net ..........               -        1,081,000                -
                                -------------    -------------    -------------

INCOME FROM OPERATIONS
  BEFORE INCOME TAXES .......         923,000        5,527,000          972,000
Income tax provision ........        (341,000)      (2,320,000)        (426,000)
                                -------------    -------------    -------------

NET INCOME ..................   $     582,000    $   3,207,000    $     546,000
                                =============    =============    =============

EARNINGS PER SHARE:
  Basic .....................           $ .15            $ .84            $ .14
                                        =====            =====            =====
  Diluted ...................           $ .14            $ .78            $ .14
                                        =====            =====            =====


See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                      Capital in        Retained                           Total
                                                           Common      Excess of        Earnings        Treasury    Shareholders'
                                           Shares           Stock      Par Value       (Deficit)           Stock          Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 .......      3,820,954    $     38,000   $ 25,312,000    $ (6,525,000)   $          -    $ 18,825,000

Purchase of treasury shares ......              -               -              -               -        (191,000)       (191,000)

Retirement of treasury shares ....        (60,953)              -       (191,000)              -         191,000               -

Net income .......................              -               -              -         546,000               -         546,000
                                     ------------    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2003 .......      3,760,001          38,000     25,121,000      (5,979,000)              -      19,180,000

Exercise of stock options ........        133,160           1,000        455,000               -               -         456,000

Income tax benefit from
  stock options exercised ........              -               -        171,000               -               -         171,000

Net income .......................              -               -              -       3,207,000               -       3,207,000
                                     ------------    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2004 .......      3,893,161          39,000     25,747,000      (2,772,000)              -      23,014,000

Exercise of stock options ........         83,495           1,000        239,000               -               -         240,000

Net income .......................              -               -              -         582,000               -         582,000
                                     ------------    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2005 .......      3,976,656    $     40,000   $ 25,986,000    $ (2,190,000)   $          -    $ 23,836,000
                                     ============    ============   ============    ============    ============    ============

See notes to consolidated financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                              2005             2004             2003
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $     582,000    $   3,207,000    $     546,000
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization .......................         750,000          716,000          796,000
    Allowances for doubtful accounts ....................         409,000         (295,000)         532,000
    Non-cash interest expense ...........................         313,000          371,000          229,000
    Loss on disposal of fixed assets ....................           2,000           12,000           39,000
    Changes in assets and liabilities:
    Increase in accounts receivable .....................     (13,565,000)     (14,898,000)     (13,115,000)
    Increase in inventories .............................      (6,973,000)      (9,435,000)      (5,411,000)
    Decrease (increase) in other current assets .........       1,243,000         (164,000)         870,000
    Increase (decrease) in accounts payable .............      10,438,000         (812,000)       6,758,000
    Increase (decrease) in accrued expenses .............         656,000         (555,000)      (3,306,000)
    Increase (decrease) in other current liabilities ....               -           57,000          (73,000)
                                                            -------------    -------------    -------------
        Net cash used for operating activities ..........      (6,145,000)     (21,796,000)     (12,135,000)
                                                            -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .................      (4,502,000)        (507,000)        (647,000)
  Decrease (increase) in other assets ...................      (1,001,000)         375,000       (1,015,000)
                                                            -------------    -------------    -------------
        Net cash used for investing activities ..........      (5,503,000)        (132,000)      (1,662,000)
                                                            -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreement .............     441,781,000      428,670,000      317,568,000
  Repayments under line of credit agreement .............    (427,839,000)    (401,758,000)    (303,535,000)
  Repayments of notes payable ...........................        (929,000)      (5,415,000)         (69,000)
  Net proceeds from issuance of equity securities .......         240,000          456,000                -
  Purchase of treasury shares ...........................               -                -         (191,000)
                                                            -------------    -------------    -------------
        Net cash provided by financing activities .......      13,253,000       21,953,000       13,773,000
                                                            -------------    -------------    -------------
  Increase (decrease) in cash ...........................       1,605,000           25,000          (24,000)
  Cash, beginning of year ...............................         645,000          620,000          644,000
                                                            -------------    -------------    -------------
  Cash, end of year .....................................   $   2,250,000    $     645,000    $     620,000
                                                            =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid .........................................   $   4,389,000    $   3,296,000    $   2,257,000
                                                            =============    =============    =============
  Income taxes paid (refunded) - net ....................   $    (846,000)   $   1,531,000    $    (861,000)
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

Basis of Consolidation and Presentation
---------------------------------------

The Consolidated Financial Statements of the Company include the accounts of all subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company has Canadian, Mexican, South Korean and United Kingdom subsidiaries which conduct substantially all of their business in U.S. dollars. As a result, the functioning currency of these subsidiaries is the U.S. dollar and translation into U.S. dollars, the reporting currency, is not necessary.

Prior years' financial statements have been reclassified to conform with the current year's presentation.

Concentration of Credit Risk/Fair Values
----------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base. Fair values of cash, accounts receivable, accounts payable and long-term debt reflected in the December 31, 2005 and 2004 Consolidated Balance Sheets approximate carrying value at these dates.

Market Risk
-----------

The Company's credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its credit facility, interest expense will increase or decrease by $890,000 per annum based on outstanding borrowings at December 31, 2005.

Inventories
-----------

Inventories, which consist primarily of finished goods, are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions as well as the Company's distribution agreements with its suppliers, which generally provide for price protection and obsolescence credits, inventories are written-down to market value. Due to the large number of transactions and the complexity of managing the process around price protections and obsolescence credits, estimates, based upon assumptions about future demand, selling prices and market conditions, are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated. If our assumptions about future demand change, and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Inventories which have been written off are scrapped and removed from stock.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are reflected at cost. Depreciation of office furniture and equipment and computer equipment is provided on the straight-line method over the estimated useful lives of the respective assets, which range from five to seven years. Amortization of leasehold improvements is provided using the straight-line method over the term of the related lease or the life of the respective asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

Impairment of Long-Lived Assets
-------------------------------

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Company reviews its long-lived assets (property, plant and equipment) for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue for the Company is typically recognized at time of shipment as the Company does not have any performance obligations beyond shipment to its customers. Prices for purchases are negotiated by the Company with its suppliers. Prices for sales are negotiated by the Company with its customers. Customers are typically required to pay the Company for sales within 30 days of shipment to the customer. The Company offers rebates to certain customers based on the volume of products purchased. The Company follows Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" and, accordingly, any rebate obligations are accrued at a discounted rate which reflects the Company's estimated volume of sales to the customer and the accrued amounts are deducted from revenues. In addition, while substantially all of the Company's sales are final, a very limited number of customers have contractual rights to return product based upon a percentage of their purchases. Furthermore, from time to time as a result of special and/or extenuating circumstances, a very small amount of sales are returned. As a result, the Company reserves for returns as a deduction against revenues. The amount of the reserve is primarily based upon historical experience

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

and is reviewed and adjusted as appropriate. Most of the Company's product sales come from products that it purchases from a supplier and holds in inventory. A portion of the Company's business is drop-shipments which involve shipments directly from its suppliers to its customers. In all transactions, the Company is responsible for negotiating price both with the supplier and customer, payment terms by the Company to the supplier, establishing payment terms with the customer to the Company, and product returns from the customer to the Company, and the Company has the risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue on a drop-shipment when the Company is notified by the supplier that the product has been shipped. The Company also maintains consignment inventory. Under consignment programs product is shipped to a consignee customer so that such product is available for the consignee's use when they are required. The consignee may or may not be obligated to purchase the consigned inventory and in some instances maintains a right to return unused product that is shipped under the consignment inventory program. Revenue is not recognized from products shipped on consignment until notification is received from the Company's consignee customer that the customer has accepted title of and consumed the inventory that was shipped initially on consignment. The product shipped on consignment in which title has not been accepted by the customer is included in the Company's inventories and is not included in revenue.

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

Income Taxes
------------

The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of net deferred tax asset to an amount that is more likely than not to be recovered. See Note 7 to Notes to Consolidated Financial Statements.

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

Years Ended December 31                             2005             2004             2003
------------------------------------------------------------------------------------------
Net earnings:
  As reported                              $     582,000    $   3,207,000    $     546,000
  Total stock-based employee
    compensation expense, net of tax             (62,000)         (24,000)         (41,000)
                                           -------------    -------------    -------------
  Pro forma                                $     520,000    $   3,183,000    $     505,000
                                           =============    =============    =============

Basic earnings per share:
  As reported                                       $.15             $.84             $.14
  Pro forma                                          .13              .83              .13

Diluted earnings per share:
  As reported                                       $.14             $.78             $.14
  Pro forma                                          .13              .77              .13

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: expected volatility of 57%, 86% and 103%; risk-free interest rate of 4.1%, 2.8% and 2.5%; and expected lives of 2 to 8 years.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will adopt SFAS 123(R) in the first quarter of 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its consolidated financial statements.

The amounts included in the pro forma information under SFAS 123 may not be indicative of future amounts under SFAS 123(R) as these future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

Earnings Per Share
------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

New Accounting Pronouncements Applicable to the Company
-------------------------------------------------------

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in Accounting Research Bulletin
(ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal..." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 as of January 1, 2005. The effect of the adoption of SFAS 151 was not material.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. SFAS 123(R) required compliance beginning with the first interim or annual report beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the date for compliance with SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will discontinue application of the intrinsic method and will adopt SFAS 123(R) for the fiscal year beginning January 1, 2006.

In May 2005, FASB issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company's results of operations or financial position.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2 - EARNINGS PER SHARE
---------------------------

The following table sets forth the calculation of earnings per share on a basic and diluted basis:

YEARS ENDED DECEMBER 31                           2005         2004         2003
--------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
-------------------------

Net Income ..............................   $  582,000   $3,207,000   $  546,000
                                            ==========   ==========   ==========

Weighted Average Shares Outstanding .....    3,933,118    3,836,002    3,793,347
                                            ==========   ==========   ==========

Basic Earnings Per Share ................       $  .15       $  .84       $  .14
                                                ======       ======       ======

DILUTED EARNINGS PER SHARE:
---------------------------

Net Income ..............................   $  582,000   $3,207,000   $  546,000
                                            ==========   ==========   ==========

Weighted Average and Dilutive Shares:
  Weighted average shares outstanding ...    3,933,118    3,836,002    3,793,347
  Dilutive shares .......................      163,814      292,047       88,852
                                            ----------   ----------   ----------
                                             4,096,932    4,128,049    3,882,199
                                            ==========   ==========   ==========

Diluted Earnings Per Share ..............       $  .14       $  .78       $  .14
                                                ======       ======       ======

Basic earnings per share are determined by dividing the Company's net income by the weighted average shares outstanding. Diluted earnings per share include any dilutive effects of outstanding stock options.

Excluded from the calculation of earnings per share are stock options to purchase 84,390, 241,790 and 486,050 common shares in fiscal 2005, 2004 and 2003, as their inclusion would have been antidilutive.

NOTE 3 - QUARTERLY RESULTS OF OPERATIONS
----------------------------------------

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2005. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

                                         First         Second          Third         Fourth
                                       Quarter        Quarter        Quarter        Quarter
                                  ------------   ------------   ------------   ------------
2005
Net sales .....................   $ 94,309,000   $111,214,000   $113,249,000   $114,248,000
Gross profit ..................     15,764,000     18,288,000     17,773,000     17,797,000
Income from operations ........      1,119,000      1,629,000      1,690,000      1,477,000
Net income ....................         61,000        308,000        209,000          4,000
Diluted earnings per share ....           $.01           $.08           $.05           $.00

2004
Net sales .....................   $ 98,242,000   $106,909,000   $103,757,000   $100,513,000
Gross profit ..................     16,994,000     18,303,000     16,604,000     16,908,000
Income from operations ........      2,434,000      2,728,000      1,672,000      1,362,000
Other income - net ............              -              -      1,081,000              -
Net income ....................        891,000      1,025,000      1,088,000        203,000
Diluted earnings per share ....           $.22           $.25           $.26           $.05

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

December 31                                              2005            2004
-----------------------------------------------------------------------------

Office furniture and equipment ...............   $  1,499,000    $  1,517,000
Computer equipment ...........................      7,668,000       2,748,000
Leasehold improvements .......................      1,967,000       1,978,000
                                                 ------------    ------------
                                                   11,134,000       6,243,000
Accumulated depreciation and amortization ....     (2,947,000)     (3,058,000)
                                                 ------------    ------------
                                                 $  8,187,000    $  3,185,000
                                                 ============    ============

Depreciation and amortization expense was $750,000, $716,000 and $795,000 for the years ended December 31, 2005, 2004 and 2003.

NOTE 5 - STOCK REPURCHASE PROGRAM
---------------------------------

In August 2002, the Company's Board of Directors authorized the continuance of the stock repurchase program, originally approved by the Board and announced in 1999, which provided for the repurchase of up to $2.0 million in purchase price of the Company's common stock. The stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company's management will base its decision on market conditions, the price of its common stock, available cash flow and other factors. The Company does not currently anticipate making stock repurchases. The Company did not repurchase any shares of its common stock during the year ended December 31, 2005. To date the Company has repurchased 244,089 shares at an aggregate price of approximately $758,000 under this program. Shares purchased under this program are immediately retired and become authorized and unissued shares of common stock available for reissuance for any corporate purpose.

NOTE 6 - LONG-TERM DEBT
-----------------------

Line of Credit
--------------

In August 2005, the Company's line of credit facility was amended to increase the facility to $100 million from $85 million and to extend the term from May 14, 2006 to May 31, 2009. Additionally, the Company's credit facility was amended to, among other things, reduce the interest rate margins and increase the advance rate on certain of the Company's inventory. Furthermore, in March 2006 the Company's credit facility was amended subsequent to but effective as of the balance sheet date whereby a financial covenant was modified. Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or (b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. In addition to the improved pricing levels associated with the August 2005 amendment, the advance rate used in determining the borrowing base under the Credit Facility was increased to 50% from 40% on certain of the Company's inventory. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. As part of the August 2005 amendment, the minimum debt service coverage ratio was reduced from 1.20:1.0 to 1.10:1.0 beginning with the quarterly period ending September 30, 2005 and the unused commitment fee was reduced from a range of ..25% to .375% depending on the then pricing levels to .15% at all five pricing levels. As part of the March 2006 amendment, the capital expenditure limit on ERP system costs was increased from $3,000,000 to $3,800,000. The Company was in compliance with all covenants under the Credit Facility at December 31, 2005. At December 31, 2005, outstanding borrowings under the Credit Facility aggregated $88,900,000 compared to $74,958,000 at December 31, 2004.

Subordinated Debt
-----------------

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

Other Long-Term Debt
--------------------

In February 2006, subsequent to the balance sheet date, the Company implemented a new enterprise resource planning (ERP) system. The aggregate cost of this new ERP system, including costs of training and implementation but excluding capitalized payroll costs, is approximately $8,537,000. At December 31, 2005, $5,776,000 associated with this ERP system was reflected in property, plant and equipment - net on the Consolidated Balance Sheet. In July 2004, the Company financed $1,062,000 of its ERP costs with a third party finance company under an installment payment arrangement. At December 31, 2005, the outstanding balance under this arrangement was $217,000 which was paid in full in January 2006. The effective interest rate under this agreement was 1.9% per annum. The Company also financed an additional $1,822,000 of the aggregate cost of the ERP system with another third party finance company, which financing arrangement has maturities through November 2008 and has effective interest rates ranging from 1.6% to 2.2% per annum. Of this $1,822,000 financing, $565,000 is classified as operating leases and $1,258,000 is classified as capital leases. At December 31, 2005, the outstanding obligation under these capital leases aggregating $1,258,000 was $1,027,000.

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $998,000 and $1,063,000 is included in the Consolidated Balance Sheets at December 31, 2005 and 2004.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The following is a summary of the maturities of all long-term debt outstanding at December 31, 2005:

2006..............................................................   $   701,000
2007..............................................................       500,000
2008..............................................................       267,000
2009..............................................................    88,984,000
2010..............................................................        90,000
Thereafter........................................................     1,313,000
                                                                     -----------
                                                                     $91,855,000
                                                                     ===========

NOTE 7- INCOME TAXES
--------------------

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

Deferred tax assets:                                           2005         2004
                                                         ----------   ----------
  Accounts receivable ................................   $  878,000   $  726,000
  Inventory ..........................................      651,000      592,000
  Accrued expenses ...................................      527,000      465,000
  Postretirement benefits ............................      517,000      533,000
  Net operating loss .................................            -       47,000
                                                         ----------   ----------
                                                          2,573,000    2,363,000
Deferred tax liabilities:
  Fixed assets .......................................      302,000      302,000
  Deferred financing .................................        2,000       57,000
                                                         ----------   ----------
Net deferred tax asset ...............................   $2,269,000   $2,004,000
                                                         ==========   ==========

At December 31, 2005 and 2004, $2,054,000 and $1,725,000 of the net deferred tax asset were included in other current assets and $215,000 and $279,000 were included in deposits and other assets in the Consolidated Balance Sheets. A valuation allowance has not been made based on management's expectations that it is more likely than not that the net deferred tax asset will be utilized in future periods.

The components of income tax expense are as follows:

Years Ended December 31                      2005           2004           2003
-------------------------------------------------------------------------------
Current
-------
Federal ...........................   $   591,000    $ 1,214,000    $   524,000
State .............................        47,000        139,000         46,000
                                      -----------    -----------    -----------
                                          638,000      1,353,000        570,000
                                      -----------    -----------    -----------
Deferred
--------
Federal ...........................      (297,000)       918,000       (116,000)
State .............................             -         49,000        (28,000)
                                      -----------    -----------    -----------
                                         (297,000)       967,000       (144,000)
                                      -----------    -----------    -----------
                                      $   341,000    $ 2,320,000    $   426,000
                                      ===========    ===========    ===========

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

Years Ended December 31                                            2005         2004         2003
-------------------------------------------------------------------------------------------------
U.S. Federal income tax statutory rate .....................       34.0%        34.0%        34.0%
State income tax, net of federal income tax benefit ........        3.3          3.3          3.3
Goodwill amortization and
  other - including non-deductible items ...................       41.8         19.8         11.8
Foreign tax extra territorial income exclusion
  and net operating loss benefit ...........................      (42.2)       (15.1)        (5.3)
                                                                  -----        -----        -----
Effective tax rate .........................................       36.9%        42.0%        43.8%
                                                                  =====        =====        =====

NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS
--------------------------------------------

In June 2000, the Company established the 2000 Nonemployee Director Stock Option Plan, as amended (the Director Option Plan). The Director Option Plan provides for awards of options to purchase shares of common stock, $.01 par value per share, of the Company to nonemployee directors of the Company. An aggregate of 75,000 shares of the Company's common stock has been reserved for issuance under the Director Option Plan. Under the Director Option Plan, on or about the day of each nonemployee director's initial election to the Company's Board of Directors, he or she is awarded nonqualified stock options to purchase at least 1,500 shares of the Company's common stock but not more than 15,000 shares, and on the date of each annual meeting of the shareholders of the Company each nonemployee director is automatically awarded additional nonqualified stock options to purchase 1,000 shares. Pursuant to the Director Option Plan, the Company granted an aggregate of 4,000 stock options to 4 individuals during 2005, 4,000 stock options to four individuals during 2004 and an aggregate of 4,500 stock options to four individuals during 2003. The stock options that were granted in 2005 have an exercise price of $4.18. The stock options that were granted in 2004 have an exercise price of $6.13. The stock options that were granted in 2003 have exercise prices ranging from $2.19 to $3.41. All exercise prices are based on fair market value at date of grant and the options all vest over a two-year period and are exercisable over a ten-year period. At December 31, 2005, 20,250 stock options were outstanding under the Director Option Plan.

In 1987, the Company established the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the Option Plan). The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code) and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through September 6, 2015. The expiration of the Option Plan, or its termination by the Board of Directors, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 1,350,000 shares of the Company's Common Stock has been reserved for issuance upon the exercise of options granted under the Option Plan, of which 317,551 shares of common stock have been previously issued pursuant to the exercise of options granted under the Option Plan and 1,032,449 shares of common stock are available for issuance as of December 31, 2005 in connection with the exercise of options outstanding and options to be granted.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

A summary of options granted under the option plans and related information for the years ended December 31, 2005, 2004 and 2003 follows:

                                                                                    Weighted Average
                                                                       Options        Exercise Price
                                                                     ---------      ----------------
Outstanding, December 31, 2002                                         624,884             $ 6.46
Weighted average fair value of options granted during 2002                                   1.93
    Granted                                                            329,510               1.92
    Canceled                                                          (143,234)              5.69
                                                                     ---------
Outstanding, December 31, 2003                                         811,160               4.75
Weighted average fair value of options granted during 2003                                   1.05
    Granted                                                            131,360               5.25
    Exercised                                                         (133,160)              3.42
    Canceled                                                           (50,000)              4.98
                                                                     ---------
Outstanding, December 31, 2004                                         759,360               5.07
Weighted average fair value of options granted during 2004                                   2.48
    Granted                                                              8,000               4.32
    Exercised                                                          (83,495)              2.87
    Canceled                                                          (256,095)              8.29
                                                                     ---------
Outstanding, December 31, 2005                                         427,770               3.56
                                                                     =========
Weighted average fair value of options granted during 2005                                   1.39
Options exercisable:
    December 31, 2003                                                  404,855               7.04
    December 31, 2004                                                  402,735               6.23
    December 31, 2005                                                  218,677               3.05

Exercise prices for options outstanding as of December 31, 2005 ranged from $1.92 to $13.02. The weighted-average remaining contractual life of these options is approximately 3 years. Outstanding options at December 31, 2005 were held by 125 individuals.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

NOTE 11 - COMMITMENTS/RELATED PARTY TRANSACTIONS
------------------------------------------------

In May 1994, the Company entered into a new lease with its then existing landlord to lease a 110,800 square foot facility for its corporate headquarters and Miami distribution center. The lease has a term expiring in 2014 (subject to the Company's right to terminate at any time after the fifth year of the term upon twenty-four months prior written notice and the payment of all outstanding debt owed to the landlord). The lease gives the Company three six-year options to renew at the fair market value rental rates. The lease is currently in its twelfth year and provides for annual fixed rental payments totaling approximately $373,900 in year twelve; and in each year thereafter during the term, the rent shall increase once per year in an amount equal to the annual percentage increase in the consumer price index not to exceed 4% in any one year.

The Company also leases approximately 20,000 square feet of space for its west coast distribution and semiconductor programming center located in Fremont, California (near San Jose) and leases a 5,200 square foot facility near Denver, Colorado which is dedicated to certain value-added services and a regional distribution center. In 2005, the Company transitioned most of these Denver-based value-added services to its Miami, Florida facility. In Tustin, California the Company leases a 13,900 square foot facility for its Aved Memory Products division and certain of its Display Solutions Group operations.

The Company also leases approximately 20,000 square feet of space in San Jose, California to house its west coast corporate offices and the headquarters of the Company's sales and marketing functions, as well as its northern California sales operation. Approximately 12,000 square feet of the space is being

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

Approximate minimum future lease payments required under operating leases for office and distribution facility leases as well as equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, are as follows:

YEAR ENDING DECEMBER 31
-----------------------

2006..............................................................  $3,200,000
2007..............................................................   2,400,000
2008..............................................................   1,700,000
2009..............................................................   1,400,000
2010..............................................................   1,100,000
Thereafter........................................................   1,800,000

Total rent expense for office and distribution facility leases, including real estate taxes and net of sublease income, amounted to approximately $3,544,000, $3,774,000, and $3,782,000 for the years ended December 31, 2005, 2004 and 2003.

Effective January 1, 1988, the Company established a deferred compensation plan (the 1988 Deferred Compensation Plan) for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the Participants) are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years. The amount of the annuity shall be computed at 30% of the Participant's Salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company did not pay any benefits under this plan for 2005 or 2004. The Company paid benefits of $53,600 for 2003, of which $38,000 was paid to an executive officer. At December 31, 2005, the cash surrender values of insurance policies owned by the Company under the 1988 Deferred Compensation Plan, which provide for the accrued deferred compensation benefits, aggregated approximately $206,000 and is reflected in deposits and other assets on the Consolidated Balance Sheet. The retirement benefit accrual under this plan was $488,000 at December 31, 2005 and is reflected in accrued expenses on the Consolidated Balance Sheet.

During 1996, the Company established a second deferred compensation plan (the Salary Continuation Plan) for executives of the Company. The executives eligible to participate in the Salary Continuation Plan are chosen at the sole discretion of the Board of Directors upon a recommendation from the Board of Directors' Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2005, 2004 and 2003, the Company did not make any contributions to the plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment is terminated due to death, disability or due to a change in control of management, they will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the net contributions made and the net investment activity. The retirement benefit accrual under this plan was $811,000 at December 31, 2005 and is reflected in accrued expenses on the Consolidated Balance Sheet.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

During 2000, employment agreements with two of the Company's executive officers were amended whereby the term, among other things, was extended through December 31, 2005, and thereafter the agreements automatically renew for successive one year periods unless either party notifies the other of the intention not to renew the agreement. In addition, during 2000 the Company entered into new agreements with two other executive officers on similar terms as were contained in their previous employment agreements with the Company. These new agreements have an initial term that expired on December 31, 2003 and provide for automatic one-year renewals unless either party notifies the other of the intention not to renew the agreement. Furthermore, in January 2006, subsequent to the balance sheet date, the Company entered into an employment agreement with another executive officer. This agreement has an initial term through December 31, 2006 and provides for automatic one-year renewals unless either party notifies the other of the intention not to renew the agreement.

In connection with an employment agreement with an executive officer, an unfunded postretirement benefit obligation of $998,000 and $1,063,000 is included in other long-term debt in the Consolidated Balance Sheets at December 31, 2005 and 2004.

The Company maintains a 401(k) plan (the 401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2005, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $15,000 in 2005. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. The Company did not match contributions for the years ended December 31, 2005, 2004 and 2003.

For the years ended December 31, 2005, 2004 and 2003, the Company purchased product aggregating $2,316,000, $1,999,000 and $2,861,000 from a supplier of the Company, Supertex, Inc., where one of the members of our board of directors was an executive and a director until January 19, 2006.

In 2001 the Company entered into a lease for residential space in San Jose, California with a partnership which includes two of the Company's executive officers. The Company paid approximately $27,900, $42,700 and $51,200 to this partnership for the years ended December 31, 2005, 2004 and 2003. Beginning in 2001, the partnership had agreed to varying reductions in the monthly rental payment. The lease was terminated in September 2005.

NOTE 12 - CONTINGENCIES
-----------------------

From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability, patent infringement or other actions relating to products which it distributes which are manufactured by others. In those cases, the Company expects that the manufacturers of such products will indemnify the Company as well as defend such actions on the Company's behalf to the extent provided for under its agreement with the manufacturer, although there can be no assurance that any manufacturer will do so. Recently, there has been a trend throughout the United States of increased litigation over various employee and intellectual property matters. While the Company is presently involved in certain litigation relating to such matters, the Company believes that none of these claims should have a material adverse impact on its financial condition or results of operations. The Company believes, however, that the costs associated with such matters may increase in the future. Additionally the Company is involved in other litigations relating to former customers including, from time to time, situations where the Company may incur costs in prosecuting or defending claims in bankruptcy proceedings. There can be no assurance that a particular litigation will not have a material adverse impact on the Company's financial condition or results of operations in the future. With respect to products manufactured or assembled by third party companies for Aved Memory Products, the Company offers a warranty for a period of one year against defects in workmanship and materials under normal use and service. The Company periodically evaluates its warranty exposure based upon its review of the experience and expected obligations associated with the warranty.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The Company continues to guarantee the future payment to a third party of certain leases which were previously pledged to the Company as collateral for the payment of outstanding receivables which were owed by a customer. This guaranty was made when the leases were sold to this third party who paid to the Company in 2001 the net present value of the future payments of the leases. As of December 31, 2005, the Company had made payments aggregating $18,000 under this guaranty as a result of nonpayments of rental amounts by lessees, which nonpayments were paid subsequent to the balance sheet date. At December 31, 2005 the maximum additional exposure and net present value under this guaranty, which continues through the latest lease expiration date of March 31, 2006, was $27,000.

NOTE 13 - ECONOMIC DEPENDENCY
-----------------------------

For each of the years ended December 31, 2005, 2004 and 2003, purchases from one supplier were in excess of 10% of the Company's total annual purchases and aggregated approximately $73,667,000, $74,343,000 and $40,842,000. The net
outstanding accounts payable to this supplier at December 31, 2005, 2004 and 2003 amounted to approximately $7,650,000, $4,453,000, and $5,296,000. For each of the years ended December 31, 2005, 2004 and 2003, no customer accounted for more than 10% of the Company's sales. Sales to customer locations in foreign countries totaled $75,916,000, $69,656,000 and $41,243,000 for the years ended December 31, 2005, 2004 and 2003.

NOTE 14 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
-----------------------------------------------------

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of Statement of Financial Accounting Standards No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

Sales by geographic areas are as follows:

Years Ended December 31                       2005           2004           2003
--------------------------------------------------------------------------------
Americas (1) ......................   $385,132,000   $369,953,000   $294,950,000
Europe ............................     18,012,000     16,570,000      8,558,000
Asia/Pacific ......................     29,876,000     22,898,000      8,021,000
                                      ------------   ------------   ------------
                                      $433,020,000   $409,421,000   $311,529,000
                                      ============   ============   ============

(1) Includes sales in the United States and Puerto Rico of $357,104,000, $339,765,000 and $270,286,000 for the years ended December 31, 2005, 2004 and 2003.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $8,176,000 and $3,177,000 at December 31, 2005 and 2004.

                ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                        Additions      Additions
                        Balance at     Charged to     Charged to
                      Beginning of      Costs and          Other                 Balance at End
Description                 Period       Expenses       Accounts     Deductions       of Period
-------------------   ------------   ------------   ------------   ------------  --------------
Allowance for
Doubtful Accounts
2005                  $  1,955,000   $    465,000   $     75,000   $   (131,000)   $  2,364,000
2004                  $  2,250,000   $          -   $     83,000   $   (378,000)   $  1,955,000
2003                  $  1,718,000   $    507,000   $     51,000   $    (26,000)   $  2,250,000