Form 10-K/A
period 2005-12-31
ALL AMERICAN SEMICONDUCTOR INC
filed 2006-04-28
CIK 818074

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                    Documents Incorporated by Reference: None

================================================================================

Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of All American Semiconductor, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated in their entirety as follows:

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Executive Officers and Directors

The executive officers and directors of the Company and their ages and positions with the Registrant as of April 21, 2006 are as follows:

Name                                            Class           Age         Position
----                                            -----           ---         --------
Paul Goldberg (1)........................         III            77         Chairman of the Board

Bruce M. Goldberg (1)....................          II            50         Director, President and Chief Executive
                                                                            Officer

Howard L. Flanders.......................          II            48         Director, Executive Vice President, Chief
                                                                            Financial Officer and Corporate Secretary

Robin L. Crandell (2)(3)(4)..............         III            56         Director

Howard M. Pinsley (2)(3)(4)..............           I            66         Director

Michael W. Forman (2)....................           I            66         Director

Richard E. Siegel........................          II            60         Director

John Jablansky...........................                        48         Senior Vice President of Operations and
                                                                            Asset Management

---------------

(1)  member of the Executive Committee
(2)  member of the Audit Committee
(3)  member of the Compensation Committee
(4)  member of the Nominating Committee

The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board"), consisting of three classes. The terms of office of Class I, II and III directors expire in 2007, 2008 and 2006. The Board currently consists of four independent directors and three management directors and therefore complies with Rule 4350(c) of the Rules of The Nasdaq Stock Market (the "NASD Rules") which requires that the Board consist of a majority of independent directors.

The Company's executive officers serve at the discretion of the Board; however, these executive officers have employment agreements with the Company. See "Item
11. Executive Compensation -- Employment Agreements."

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

Howard L. Flanders joined the Company in 1991 as its Vice President and Chief Financial Officer, and in 1992 became a director of the Company and Corporate Secretary. In 1997, Mr. Flanders was appointed Executive Vice President of the Company. Prior to joining the Company, Mr. Flanders, who is a CPA, was Controller of Reliance Capital Group, Inc., a subsidiary of Reliance Group Holdings, Inc., where he held various positions since 1982. Prior thereto, Mr. Flanders was an accountant with the predecessor to the public accounting firm of PricewaterhouseCoopers LLP.

Robin L. Crandell is Vice President of Datacom Sales for JDS Uniphase Corporation, a provider of optical communications technologies. Prior to the acquisition in May 2004 by JDS Uniphase Corporation of E20 Communications, Inc., Mr. Crandell was Senior Vice President of Worldwide Sales and Marketing for E2O Communications, Inc., a manufacturer of high-performance fiber optic transmission components and modules. Prior to joining E2O Communications, Inc. in March 2002, Mr. Crandell was Partner and Vice President of Sales for Phase II Technical Sales, a manufacturers sales representation firm specializing in semiconductors. Prior to 1998, Mr. Crandell was Senior Vice President of Sales and Marketing for Samsung Electronics, Storage System Division, Vice President of North American Business Operations for VLSI Technology and Vice President of North American Sales for Samsung Semiconductor. Previously he held various sales positions at Advanced Micro Devices and was a senior engineer with Litton Data Systems. Mr. Crandell has a BSEE degree from California State Polytechnic University. Mr. Crandell became a director of the Company in 1999.

Howard M. Pinsley is the Chairman of the Board, President and Chief Executive Officer of Espey Mfg. & Electronics Corp., a company which has designed, developed and manufactured high voltage applications for industry and defense since 1928. Mr. Pinsley has been with Espey for over 20 years. Prior to joining Espey, Mr. Pinsley was a junior accountant at an accounting firm located in New York City. Mr. Pinsley became a director of the Company in 2002.

Michael W. Forman is President, Chief Executive Officer and a director of NELCO Financial Services, Inc., a company that provides working capital assistance to small and medium size companies. Prior to joining NELCO Financial Services in March 2003, Mr. Forman was a Senior Vice President at Metro Bank. From July 1997 until July 1999, Mr. Forman was President and Chief Executive Officer and a director of Oceanmark Bank, FSB and from August 1995 to July 1997 Mr. Forman was President and Chief Credit Officer of Peninsula State Bank. Prior to 1995, Mr. Forman held various positions within the banking industry for over 28 years. Mr. Forman became a director of the Company in 2003.

Richard E. Siegel was the Executive Vice President and a director of Supertex, Inc., a manufacturer of high voltage complex proprietary and industry-standard integrated circuits until January 2006. Mr. Siegel had been with Supertex since 1981. Prior thereto, Mr. Siegel worked at Signetics Corporation, Fairchild Semiconductor, Ford Instrument, and Grumman Aircraft Corporation. Mr. Siegel has a B.S. degree in Mechanical Engineering from the City College of New York. Mr. Siegel became a director of the Company in 1999.

John Jablansky has been employed by the Company since 1981. He was originally in sales and since 1982 has worked in various capacities within the product management department. In 1997, Mr. Jablansky was appointed Senior Vice President of Product Management of the Company. In 2001, Mr. Jablansky became Senior Vice President of Product Management and Operations and in 2005 this title was changed to Senior Vice President of Operations and Asset Management. Prior to joining the Company, Mr. Jablansky was employed by Milgray Electronics, another electronic components distributor.

Board Committees

Executive Committee

The Executive Committee is comprised of Paul Goldberg and Bruce M. Goldberg. During 2005, the Executive Committee did not meet formally, however, its members spoke on nearly a daily basis in connection with the operations of the Company. The Executive Committee possesses substantially all of the powers of the Board and acts as the Board between Board meetings.

Audit Committee

The Audit Committee is currently comprised of Howard M. Pinsley, Robin L. Crandell and Michael W. Forman, all independent directors of the Company. Mr. Pinsley and Mr. Crandell have served on the Audit Committee since 2002 and Mr. Forman became a member in 2003. The Board and the Audit Committee believe the Audit Committee's member composition satisfies the NASD Rules that govern audit committee composition, including the requirement that audit committee members all be "independent directors" as that term is defined by NASD Rule 4200(a)(15). The Audit Committee operates under a written charter and consistent with such charter monitors and oversees the Company's financial reporting process on behalf of the Board. It reviews the independence of the Company's registered independent public accounting firm and is responsible for, among other matters, authorizing or approving the engagement of the registered independent public accounting firm for both audit services and permitted non-auditing services, the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial accounting procedures, the adequacy of the internal control procedures, critical accounting policies, the overall quality of the Company's financial reporting, and reviewing and approving in advance, if appropriate, any proposed related party transactions. The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters or other Company-related matters. The procedures for submission and investigation of communications regarding accounting and auditing matters and other Company-related matters are posted on our web site, www.allamerican.com. This document is also available in print upon written request. Such written request should be sent to the Company, Attention:
Chief Financial Officer, at the Company's address stated hereinabove. The Board has determined that Mr. Pinsley, who as noted above is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

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

Recommendation of Nominees

Since the date of the Company's proxy statement for its 2005 annual meeting of stockholders, there has not been any material change to the procedures by which security holders recommend nominees to the Board.

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

To the Company's knowledge, during the fiscal year ended December 31, 2005, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent shareholders were satisfied.

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

Item 11.  Executive Compensation
          ----------------------

The following table sets forth information regarding the compensation earned during each of the fiscal years ended December 31, 2005, 2004 and 2003 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table
                           --------------------------

                                                                                               Long-term
                                                                                              Compensation
                                                               Annual Compensation               Awards
                                                      --------------------------------------  -------------
                                                                                Other Annual   Securities       All Other
                                                       Salary                   Compensation   Underlying     Compensation
Name and Principal Position                    Year    ($) (1)       Bonus($)      ($) (2)     Options(#)         ($)(3)
---------------------------                    ----   -----------  ----------   ------------  -------------  ---------------
Paul Goldberg...............................   2005    273,000           -               -              -         10,000
  Chairman of the Board                        2004    256,000     150,000               -         13,740         11,000
                                               2003    243,000           -               -         41,260         48,000(4)

Bruce M. Goldberg...........................   2005    381,000           -               -              -         27,000
  President and Chief                          2004    358,000     250,000               -         19,240         28,000
  Executive Officer                            2003    339,000           -               -         58,270         26,000

Howard L. Flanders..........................   2005    203,000           -               -              -          7,000
  Executive Vice President and                 2004    191,000     100,000               -         10,110          7,600
  Chief Financial Officer                      2003    181,000           -               -         30,890         12,000

Rick Gordon (5).............................   2005    206,000           -               -              -          4,000
  Sr. Vice President of                        2004    194,000     100,000               -          9,500          4,000
  Sales Asia and Europe                        2003    183,000           -               -         22,390          4,000

John Jablansky..............................   2005    194,000(6)        -               -              -          1,000
  Sr. Vice President of Operations             2004    183,000(6)        -               -          2,000          2,000
  and Asset Management                         2003    174,000(6)        -               -          6,040          1,000

---------------

(1) Salary paid to Paul Goldberg, Bruce M. Goldberg, Howard L. Flanders and Rick Gordon in each of the years presented was less than the amount payable under each executive officer's employment agreement with the Company as a result of voluntary salary reductions taken by the executive officers which voluntary salary reductions began in 2001.
(2) Other annual compensation for each of the named executive officers in each of the years presented did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such named executive officer.
(3) All other compensation includes Company contributions to life insurance policies, where the Company is not the beneficiary, to the Deferred Compensation Plans and to the 401(k) Plan of the Company. See hereinbelow and "Deferred Compensation Plans for Executive Officers and Key Employees" and "401(k) Plan."
(4) Includes a distribution of $38,000 under the terms of the 1998 Deferred Compensation Plan of the Company. See "Deferred Compensation Plans for Executive Officers and Key Employees."
(5) Rick Gordon was an executive officer of the Company on December 31, 2005 and until the termination of his employment on February 28, 2006. See "Employment Agreements - Separation Agreement."
(6) Includes commissions paid in the aggregate amount of $68,000 for each of the years presented.

The Company pays for a $550,000 universal life insurance policy on the life of Paul Goldberg with benefits payable to his wife, which had an annual premium in 2005 of $7,668. Pursuant to the terms of an employment agreement with Bruce M. Goldberg, the Company makes annual payments, currently in the amount of $21,995, to Bruce M. Goldberg to cover the annual premium on a $1,000,000 whole life insurance policy (the "Whole Life Policy") on the life of Bruce M. Goldberg. The Company is obligated to continue, for the duration of Bruce M. Goldberg's employment with the Company, to pay the annual premium to Bruce M. Goldberg for the Whole Life Policy. In addition, pursuant to the terms of an insurance agreement effective as of January 1, 1993 with each of Howard L. Flanders and Rick Gordon, beginning in 1993 the Company had advanced substantially all of the premiums for $1,000,000 flexible premium life insurance policies owned by each of Howard L. Flanders and Rick Gordon. Under the respective insurance agreement the Company's obligations to make premium payments in connection with Howard L. Flanders' and Rick Gordon's policies lasted for a maximum of ten years from the time the insurance policies were acquired in 1993. This obligation terminated in January 2003. The Company's premium advances were secured by a collateral assignment of the cash surrender value and death benefit of each of the policies subject to a five year vesting period which commenced on January 1, 1998. On January 1, 2003 (the tenth anniversary of the insurance agreements), all advances were deemed cancelled, the security interests fully released and the cash surrender value and other benefits of their respective insurance policies were fully vested in Mr. Flanders and Mr. Gordon.

Option Grants in Last Fiscal Year

The Company did not grant any stock options during its fiscal year ended December 31, 2005 to any named executive officer of the Company. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted. See "Employees', Officers', Directors' Stock Option Plan" hereinbelow.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values

The following table sets forth information concerning the aggregate option exercises in the fiscal year ended December 31, 2005 and the value of unexercised stock options as of December 31, 2005 for the individual executive officers named in the Summary Compensation Table:

                                                                            Number of
                                                                            Securities               Value of
                                                                            Underlying             Unexercised
                                                                            Unexercised           In-the-Money
                                                                            Options At              Options At
                                    Shares                                   FY-End(#)              FY-End ($)
                                  Acquired on              Value            Exercisable/           Exercisable/
                                   Exercise(#)        Realized($)(1)       Unexercisable         Unexercisable(2)
                                --------------------------------------------------------------------------------
Paul Goldberg...............              -                     -            28,878 (E)          $  45,551 (E)
                                                                             26,122 (U)             30,367 (U)
Bruce M. Goldberg...........         15,000                12,180            45,734 (E)             70,973 (E)
                                                                             36,776 (U)             47,315 (U)
Howard L. Flanders..........          6,000                 4,872            26,567 (E)             37,624 (E)
                                                                             19,433 (U)             25,083 (U)
Rick Gordon.................          8,717                27,203            14,567 (E)             13,636 (E)
                                                                             15,606 (U)             18,181 (U)
John Jablansky..............          4,000                 4,648             7,224 (E)              7,357 (E)
                                                                              3,816 (U)              4,904 (U)

--------------

(1) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on the date of exercise.
(2) Value is based upon the difference between the exercise price of the options and the last reported sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2005 (the Company's fiscal year end).

Employees', Officers', Directors' Stock Option Plan

In 1987, the Company established an Employees', Officers', Directors' Stock Option Plan (as previously amended and restated, the "Option Plan"). Subsequent thereto certain amendments to and a restatement of the Option Plan have been adopted by the Board and approved by the shareholders of the Company. The Option Plan may be further modified or amended by the Board, but certain modifications and amendments are subject to approval by the Company's shareholders. The Option Plan provides for the granting to key employees of both "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "nonqualified stock options" ("nonqualified stock options" are options which do not comply with Section 422 of the Code) and for the granting to nonemployee directors and independent contractors associated with the Company of nonqualified stock options. Unless earlier terminated, the Option Plan will continue in effect through September 6, 2015, after which it will expire and no further options could thereafter be granted under the Option Plan. The expiration of the Option Plan, or its termination by the Board, will not affect any options previously granted and then outstanding under the Option Plan. Such outstanding options would remain in effect until they have been exercised, terminated or have expired. A maximum of 1,350,000 shares of the Company's Common Stock have been reserved for issuance upon the exercise of options granted under the Option Plan, subject to any adjustments required upon changes in capitalization to prevent dilution or enlargement of the shares issuable pursuant to the Option Plan by reason of any stock split, stock dividend, combination of shares, recapitalization or other change in the capital structure of the Company.

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

As of December 31, 2005, a total of 725,071 options were granted and had not expired or been forfeited, of which 317,551 were exercised and 407,520 options were outstanding (of which 224,723 options were held by executive officers of the Company as a group and 122,970 options were exercisable). These options, which were held by 121 persons, were exercisable at prices ranging from $1.92 per share to $13.018 per share and were exercisable through various expiration dates from 2006 to 2009.

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

As of December 31, 2005, a total of 21,000 options were granted and had not expired or been forfeited, of which 750 were exercised, 20,250 options were outstanding and 14,250 were exercisable. These options, which were held by 4 persons, had exercise prices ranging from $1.96 per share to $10.53 per share (based on fair market value at date of grant) and vest in 50% annual increments over a two-year period and were exercisable over a ten-year period. Under certain circumstances, including death, permanent disability, retirement or a change in control, vesting is accelerated and the options become fully exercisable.

Registration Statements

The Company has filed registration statements on Form S-8 with the SEC in order to register all of the shares of Common Stock issuable under the Company's two option plans before taking into account the additional 250,000 shares of Common Stock issuable pursuant to an amendment to the Option Plan that was approved at the Company's 2005 annual meeting of stockholders. So long as such registration statements remain effective under the Securities Act of 1933, as amended (the "Act"), shares of Common Stock (other than such additional 250,000 shares) issued upon the exercise of outstanding options under the option plans will be immediately and freely tradable without restriction under the Act, subject to applicable volume limitations, if any, under Rule 144 and, in the case of executive officers and directors of the Company, Section 16 of the Exchange Act. It is contemplated that the Company will, at the appropriate time, file an additional registration statement on Form S-8 in order to register the additional 250,000 shares of Common Stock issuable pursuant to the amendment to the Option Plan that was approved at the Company's 2005 annual meeting of stockholders.

Deferred Compensation Plans for Executive Officers and Key Employees

Effective January 1, 1988, the Company established a deferred compensation plan (the "1988 Deferred Compensation Plan") for executive officers and key employees of the Company. The employees eligible to participate in the 1988 Deferred Compensation Plan (the "Participants") are chosen at the sole discretion of the Board, upon a recommendation from the Compensation Committee. In 2003 the 1988 Deferred Compensation Plan was amended to allow a Participant to elect to receive a lump sum benefit, providing such Participant has attained at least the age of 65 and has at such time 25 or more years of service with the Company. Pursuant to the 1988 Deferred Compensation Plan, commencing on a Participant's retirement date, he or she will receive an annuity for ten years, unless he or she has elected to receive a lump sum benefit as described above. The amount of the annuity shall be computed at 30% of the Participant's salary, as defined. Any Participant with less than ten years of service to the Company as of his or her retirement date will only receive a pro rata portion of the annuity. Retirement benefits paid under the 1988 Deferred Compensation Plan will be distributed monthly. The Company did not pay any benefits under this plan for 2005. The maximum annuity benefit payable to a Participant (including each of the named executive officers) under the 1988 Deferred Compensation Plan is presently $30,000 per annum.

During 1996, the Company established a second deferred compensation plan (the "1996 Deferred Compensation Plan") for executives of the Company. The executives eligible to participate in the 1996 Deferred Compensation Plan are chosen at the sole discretion of the Board upon a recommendation from the Compensation Committee. The Company may make contributions each year in its sole discretion and is under no obligation to make a contribution in any given year. For 2005 the Company did not make any contributions to the plan. Participants in the plan will vest in their plan benefits over a ten-year period. If the participant's employment terminates due to death, disability or a change in control of management, he or she will vest 100% in all benefits under the plan. Retirement benefits will be paid, as selected by the participant, based on the sum of the contributions made and any additions based on investment gains. One executive officer (John Jablansky) of the Company has been chosen as a participant in the 1996 Deferred Compensation Plan.

401(k) Plan

The Company maintains a 401(k) plan (the 401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan after completing 90 days of employment. During 2005, each eligible employee could elect to contribute to the 401(k) Plan, through payroll deductions, up to 100% of his or her salary, limited to $15,000 in 2005. The Company's 401(k) Plan provides for discretionary matching contributions by the Company. During 2001 and in prior years, the Company's 401(k) Plan provided for standard matching contributions by the Company in the amount of 25% on the first 6% contributed of each participating employee's salary. No matching contributions were made by the Company for 2005.

Employment Agreements

The Goldberg Agreements

The Company has employment agreements with each of Paul Goldberg, its Chairman of the Board, and Bruce M. Goldberg, its Chief Executive Officer and President (collectively and as amended the "Goldberg Agreements"). Effective January 1, 2000, the term of each of the Goldberg Agreements was extended until December 31, 2005, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to the expiration of the then current term and subject, in the case of Paul Goldberg, to earlier termination in the event that Paul Goldberg elects to exercise his right to retire as hereinafter described. Each of the Goldberg Agreements provides for a base salary, in the case of Paul Goldberg, of $291,167 per annum effective January 1, 2000, and, in the case of Bruce M. Goldberg, of $391,723 per annum effective January 1, 1999, subject to an annual increase equal to the greater of 4% per annum or the increase in the cost of living. During 2001 through 2005 Bruce M. Goldberg and Paul Goldberg voluntarily agreed to reductions in the base salary that they would otherwise then have been entitled to receive. Under the Goldberg Agreements, Paul Goldberg and Bruce M. Goldberg are entitled to receive, in the case of Paul Goldberg, an annual cash bonus equal to 3% and, in the case of Bruce M. Goldberg, an annual cash bonus in 1999 equal to 4% and in 2000 and thereafter 5% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual bonus compensation for each of Paul Goldberg and Bruce M. Goldberg is limited in any year to an amount no greater than two times his respective base salary for the applicable year. In addition, upon a change in control, all options granted by the Company to Paul Goldberg and Bruce M. Goldberg automatically vest.

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

The Goldberg Agreements, also provide that, in the event of change in control (as defined) of the Company, each of Paul Goldberg and Bruce M. Goldberg shall have the option in his sole discretion to terminate his Goldberg Agreement. In such event, Paul Goldberg would be entitled to elect (in lieu of electing to continue to receive some or all of the compensation, payments and benefits as and when due under his Goldberg Agreement) to receive a lump sum payment equal to the sum of (i) Paul Goldberg's compensation due through the greater of the end of the term of his Goldberg Agreement or three years after the change in control, (ii) the present value (assuming a certain discount rate and life expectancy) of the retirement payments payable to Paul Goldberg commencing from the later of the end of the term or three years after the change in control until his death, (iii) an amount sufficient to pay, until the later of his or his spouse's death, the premium for at least the same level of health insurance benefits as was provided before the change in control and
(iv) an amount sufficient to pay until his death, the premiums on the life insurance policy insuring his life as described under "Summary Compensation Table" above. Similarly, under the Goldberg Agreement for Bruce M. Goldberg, in the event of a change in control and Bruce M. Goldberg's election to terminate his Goldberg Agreement, Bruce M. Goldberg at his option will be entitled to elect to receive a lump sum payment equal to his compensation due through the later of the end of the term of his Goldberg Agreement or three years after the change in control or for such period to continue to receive such compensation as and when due under the Goldberg Agreement. The Goldberg Agreements (as well as the employment agreement for Howard L. Flanders discussed below) also provide for reimbursement of, and a gross-up for, any federal tax liability imposed pursuant to Section 4999 or Section 280G (or any successor provisions) of the Internal Revenue Code of 1986, as amended, and any similar state or local taxes, as a result of a change in control payment, consideration and/or benefit made or provided by the Company pursuant to such employment agreements.

The Flanders Agreement

Effective as of January 1, 2000, the Company entered into a new employment agreement with Howard L. Flanders, its Executive Vice President, Chief Financial Officer and Corporate Secretary (the "Flanders Agreement").

The Flanders Agreement had an initial term through December 31, 2003, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to expiration of the then current term. It provides for a base salary, effective as of January 1, 2000, of $215,000 per annum, subject to an annual increase commencing January 1, 2001, equal to the greater of 5% per annum or the increase in the cost of living. During 2001 through 2005, Howard L. Flanders voluntarily agreed to reductions in the base salary that he would otherwise then have been entitled to receive. Under the Flanders Agreement, Mr. Flanders is entitled to receive an annual cash bonus equal to 2% of the Company's pre-tax income, before nonrecurring and extraordinary charges, in excess of $1,000,000 in any calendar year. Such annual cash bonus compensation is limited in any year to an amount no greater than the base salary for the applicable year. The Flanders Agreement also provides for certain additional benefits, including participation in the Company benefit plans, use of or payment for an automobile and continuance of all his compensation and other benefits for two years in the event of disability. Further, if Mr. Flanders were to be terminated without cause (which includes requiring employee to perform duties not commensurate with his offices or which differ materially from duties that presently exist or, after a change in control, changing the location where employee is based), he is entitled to receive severance benefits equal to the greater of two-years compensation or the remainder of the compensation due under the Flanders Agreement. Additionally, under the Flanders Agreement, the Company has paid premiums under a life insurance policy for Mr. Flanders with the beneficiary to be as designated by Mr. Flanders as described under "Summary Compensation Table" above. The Flanders Agreement also provides that, in the event of a change in control (as defined) of the Company, Mr. Flanders would have the option in his sole discretion to terminate the Flanders Agreement. In such event, and subject to remaining an employee of the Company (or its successor) for 180 days after the change in control (other than as a result of his death, disability or termination without cause), Mr. Flanders, at his option, is entitled to elect to receive a lump-sum payment equal to his compensation due through the later of the end of the term of the Flanders Agreement or two years after the change in control or for such period to continue to receive such compensation as and when due under the Flanders Agreement. In addition, upon a change in control, all options granted by the Company to Mr. Flanders automatically vest. The Flanders Agreement also contains covenants not to compete, nonsolicitation and nondisclosure provisions.

The Jablansky Agreement

On January 31, 2006, the Company entered into an employment agreement (the "Jablansky Agreement") with John Jablansky, its Senior Vice President of Operations and Asset Management and an executive officer of the Company. The Jablansky Agreement is effective as of January 1, 2006 and has an initial term through December 31, 2006, with automatic additional successive one-year renewal periods thereafter unless terminated in writing by the Company or the employee at least 60 days prior to expiration of the then current term. The Jablansky Agreement provides for a base salary, effective as of January 1, 2006, of $200,000 per annum, subject to an annual increase for each calendar year during the term of the Jablansky Agreement after 2006 equal to the greater of 5% per annum or the annual increase in the cost of living. Mr. Jablansky is also entitled to participate in all employee benefit plans offered by the Company, including, without limitation, medical insurance, dental insurance, pension and/or profit sharing plans, 401(k) plans, stock option plans and cafeteria plans, as well as the 1996 Deferred Compensation Plan. Under the Jablansky Agreement, if the Company were to terminate Mr. Jablansky without Cause (as defined in the Jablansky Agreement) or if Mr. Jablansky were to become disabled, he would be entitled to receive a severance amount equal to that portion of his gross annual salary at the time of termination that would have been paid over the number of weeks equal to the product of 2 multiplied by the full number of calendar years that Mr. Jablansky had been employed by the Company. This severance amount would be paid on the basis of regularly occurring payroll payments as if Mr. Jablansky were still employed by the Company. The Jablansky Agreement also provides that, in the event that a Change in Control (as defined in the Jablansky Agreement) of the Company occurs while Mr. Jablansky is employed by the Company, and within the 60-day period prior to the date of the Change in Control or at any time during the two year period following the date of the Change in Control, Mr. Jablansky's employment is terminated by the Company without Cause or the Company elects not to renew the Jablansky Agreement or the Company requires Mr. Jablansky to relocate to an office outside of Miami-Dade County, Broward County or Palm Beach County, Florida without Mr. Jablansky's consent and as a result Mr. Jablansky resigns as an employee of the Company, (i) Mr. Jablansky would receive a severance amount equal to his then current annual salary until the later of 12 months after such termination, non-renewal or resignation or 24 months after the date of the Change in Control, with such severance amount being payable on the basis of regularly occurring payroll payments as if Mr. Jablansky were still employed by the Company, and
(ii) all options granted by the Company to Mr. Jablansky would automatically vest. The Jablansky Agreement also contains covenants not to compete, nonsolicitation and nondisclosure provisions.

The Separation Agreement

On March 24, 2006, the Company entered into a separation agreement and general release (the "Separation Agreement") with Rick Gordon, who was the Company's Senior Vice President of Sales Asia and Europe and an executive officer of the Company until February 28, 2006, the effective date of his termination of employment with the Company. The Separation Agreement provides, among other things, for severance payments equal to his base salary through February 29, 2008 ($216,300 for the period March 1, 2006 to February 28, 2007 and $227,115 for the period from March 1, 2007 to February 29, 2008) and the cash bonus, if any is earned, for the calendar years 2006 and 2007 that Mr. Gordon would have received under his employment agreement with the Company if he had continued as an employee of the Company. In addition, Mr. Gordon will (i) be entitled to participate in the medical insurance program offered by the Company from time to time to all employees through February 29, 2008, subject to the terms set forth in the Separation Agreement, (ii) continue to have the use of a company-leased vehicle through May 6, 2008, the end of the lease term, (iii) have the right to exercise his outstanding stock options that were vested as of February 28, 2006 until May 29, 2006, and (iv) receive $23,000 in lieu of all amounts due with respect to any deferred compensation plan. Furthermore, in the event that Mr. Gordon complies with all of the covenants not to compete and related restrictions set forth in his employment agreement with the Company, all of which covenants and restrictions survive the termination of his employment with the Company, the Company will pay an additional $25,000 in severance. The payments and benefits to be provided to Mr. Gordon under the Separation Agreement are in full satisfaction of the substantially similar severance obligations the Company had under Mr. Gordon's employment agreement with the Company.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board currently consists of Howard M. Pinsley and Robin L. Crandell, both being independent directors of the Company. See "Board Committees - Compensation Committee" under "Item 10. Directors and Executive Officers of the Registrant." Since January 1, 2005 to the date hereof, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 21, 2006, by: (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company who was serving as an executive officer at the end of fiscal year 2005 (including the Chief Executive Officer) and (iv) all executive officers and directors of the Company as a group. Except as indicated in the notes to the following table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                                Percent of
   Name and Address                                           Amount and Nature of             Outstanding
   of Beneficial Owner (1)                                   Beneficial Ownership (2)           Shares (2)
   -----------------------                                   ------------------------          -----------
   Bruce M. Goldberg (3)................................                309,746                    7.6%
   Paul Goldberg (4)....................................                178,077                    4.4%
   Howard L. Flanders...................................                 47,631                    1.2%
   Rick Gordon..........................................                 35,290                      *
   John Jablansky.......................................                 20,490                      *
   Richard E. Siegel (5)................................                  5,050                      *
   Robin L. Crandell....................................                  4,500                      *
   Howard M. Pinsley....................................                  3,500                      *
   Michael W. Forman (6)................................                  1,750                      *
   All executive officers and directors
   as a group (9 persons)(3)(4)(5)(6)...................                606,034                   14.5%

   ---------------
   *   Less than 1%

(1) The address of Bruce M. Goldberg is 230 Devcon Drive, San Jose, California 95112.
(2) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan which will be vested and exercisable on or before June 20, 2006: 74,814 options held by Bruce M. Goldberg; 49,504 options held by Paul Goldberg; 41,956 options held by Howard L. Flanders; 26,373 options held by Rick Gordon; 10,240 options held by John Jablansky; 4,500 options held by Richard E. Siegel; 4,500 options held by Robin L. Crandell; 1,750 options held by Howard M. Pinsley; 1,500 options held by Michael W. Forman and 215,137 options held by the executive officers and directors as a group. Excludes outstanding stock options to purchase an aggregate of 49,836 additional shares of the Company's Common Stock issued under the Employees', Officers', Directors' Stock Option Plan and the Director Stock Option Plan to the executive officers and directors as a group that will not be vested nor exercisable as of June 20, 2006.
(3) Includes a total of 79,500 shares of the Company's Common Stock held of record by Bruce M. Goldberg as trustee for his sons and for his nieces and nephew and 1,500 shares of the Company's Common Stock held of record by Jayne Goldberg, the wife of Bruce M. Goldberg. For federal securities law purposes only, Bruce M. Goldberg is deemed to be the beneficial owner of these securities. Does not include 19,209 shares of the Company's Common Stock held of record by an unrelated third party as trustee for Bruce M. Goldberg's sons. Bruce M. Goldberg disclaims beneficial ownership over all such securities.
(4) Includes 57,844 shares of the Company's Common Stock owned of record by Paul Goldberg's wife, Lola Goldberg, and a total of 500 shares of the Company's Common Stock held of record by Paul Goldberg as custodian for two of his grandchildren. For federal securities law purposes only, Paul Goldberg is deemed to be the beneficial owner of these securities.
(5)  Does not include 550 shares of the Company's Common Stock owned by Richard
     E. Siegel's wife, Mary N. Siegel, and as to which Mr. Siegel is not the beneficial owner for federal securities law purposes.
(6) Includes 250 shares of the Company's Common Stock owned of record by Michael W. Forman's wife, Ann Forman. For federal securities law purposes only, Michael W. Forman is deemed to be the beneficial owner of these securities.

Equity Compensation Plan Information

The following table sets forth information about our Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005, including the Option Plan and the Director Stock Option Plan. Our stockholders have approved both of these plans.

                                                                                                Number of Securities Remaining
                                          Number of Securities To       Weighted Average      Available for Future Issuance Under
                                          Be Issued Upon Exercise       Exercise Price of    Equity Compensation Plans (Excluding
                                          of Outstanding Options,     Outstanding Options,               Securities
Plan Category                               Warrants And Rights       Warrants and Rights        Reflected in the First Column)
------------------------                 -------------------------  -----------------------  ------------------------------------
Equity compensation plans
approved by stockholders                          427,770                     $3.56                        678,929

Equity compensation plans
not approved by stockholders                        N/A                        N/A                           N/A

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

During 2005, the Company purchased product aggregating approximately $2.3 million from Supertex, Inc., a supplier of the Company where a Board member of the Company, Richard E. Siegel, was the Executive Vice President and a director until January 2006.

The Company leased residential space in San Jose, California from a partnership which includes two of the Company's executive officers (Paul Goldberg and Bruce
M. Goldberg). Beginning in 2001, the partnership had agreed to varying reductions in the monthly rental payment. The lease was terminated in September 2005. The Company paid approximately $27,900 to this partnership for the year ended December 31, 2005.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The Company and its Audit Committee are committed to ensuring the independence of its registered independent public accounting firm. As such, it is the Company's policy that all engagements of the Company's registered independent public accounting firm be pre-approved by the Audit Committee.

Audit Fees. The aggregate fees billed by the Company's registered independent public accounting firm Lazar Levine & Felix LLP, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and December 31, 2004 and the review of the financial statements included in the Company's Forms 10-Q for each year were $195,000 and $189,000.

Audit Related Fees. There were no fees billed by Lazar Levine & Felix LLP for 2005 and 2004 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under Audit Fees above.

Tax Fees. The aggregate fees billed in 2005 and 2004 for professional services rendered by Lazar Levine & Felix LLP for tax compliance, tax advice, and tax planning were $43,000 and $35,000. All such tax services were pre-approved by the Audit Committee.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2005 and 2004, other than the services described above.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.
          ------------------------------------------

(a)   List of documents filed as part of this report                                        Page*
      ---------------------------------------------                                         ----

      1.  Financial Statements
          --------------------
          Management's Responsibility for Financial Reporting........................         F-1
          Report of Registered Independent Public Accounting Firm....................         F-1
          Consolidated Balance Sheets................................................         F-2
          Consolidated Statements of Income..........................................         F-3
          Consolidated Statements of Changes in Shareholders' Equity.................         F-4
          Consolidated Statements of Cash Flows......................................         F-5
          Notes to Consolidated Financial Statements.................................         F-6

      2.  Financial Statement Schedule
          ----------------------------
          Schedule II - Valuation and Qualifying Accounts............................         S-1

* Page numbers refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

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

          4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
          4.2 2000 Common Stock Purchase Rights Agreement, dated as of June 9, 2000, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit number 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 13, 2000).
         10.1 Form of Indemnification Contracts with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, File No. 33-47512).
         10.2 Lease Agreement for Headquarters dated May 1, 1994 between Sam Berman d/b/a Drake Enterprises ("Drake") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994).
         10.3 Lease Agreement for west coast corporate office and northern California sales office in San Jose, California dated October 1, 1998 between San Jose Technology Properties, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1998).
         10.4 Promissory Notes, all dated May 1, 1994 payable to Drake, the Company's landlord, in the amounts of $865,000 and $32,718 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994).
         10.5 Promissory Note, dated May 1, 1995, payable to Drake, the Company's landlord, in the amount of $90,300 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661).
         10.6 Promissory Note, dated October 1, 1996, payable to Sam Berman, d/b/a Drake Enterprises, in the amount of $161,500 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).
         10.7 Agreement between Drake and the Company dated May 1, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).
         10.8 Amended and Restated All American Semiconductor, Inc. Employees', Officers', Directors' Stock Option Plan, as amended through November 2, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2005).**
         10.9 All American Semiconductor, Inc. Amended and Restated 2000 Nonemployee Director Stock Option Plan, as amended and restated through August 22, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2001).**
         10.10    Deferred Compensation Plan (incorporated by reference to
                  Exhibit 10.5 to the Company's Registration Statement on Form S-2, File No. 33-47512).**
         10.11 Amendment No. 1 to the All American Semiconductor, Inc. Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).**
         10.12 Employment Agreement dated as of May 24, 1995, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of December 31, 1996, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1996), as amended by Second Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Third Amendment to Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Paul Goldberg (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
         10.13 Employment Agreement dated as of May 24, 1995, between the Company and Bruce M. Goldberg (incorporated by reference to
                  Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-58661), as amended by First Amendment to Employment Agreement dated as of August 21, 1998, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998), as amended by Second Amendment to

                  Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Bruce M. Goldberg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
         10.14 All American Semiconductor, Inc. 401(k) Profit Sharing Plan, amended and restated (incorporated by reference to Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended September 30, 2003).**
         10.15    Form of Salary Continuation Plan (incorporated by reference to
                  Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).**
         10.16 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Howard L. Flanders (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000).**
         10.17 Employment Agreement effective as of January 1, 2000 and dated as of April 27, 2000, between the Company and Rick Gordon (incorporated by reference to Exhibit 10.4 to the Company's
                  Form 10-Q for the quarter ended March 31, 2000).**
         10.18    Separation Agreement and General Release entered into as of
                  March 24, 2006 between the Company and Rick Gordon
                  (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2006).**
         10.19 Employment Agreement effective as of January 1, 2006 and dated as of January 31, 2006 between the Company and John Jablansky (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2006).**
         10.20 Composition Agreement dated September 18, 2002 among ParView, Inc., AmeriCapital, LLC and the Company (without exhibits) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2002).
         10.21 Credit Agreement among Harris Trust and Savings Bank, as a lender and administrative agent, US Bank National Association, as co-agent, and the other lenders party thereto and the Company, as borrower, dated May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003).
         10.22 First Amendment to Credit Agreement dated as of June 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2004).
         10.23 Second Amendment to Credit Agreement, dated as of August 8, 2005, among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10,
                  2005).
         10.24 Third Amendment to Credit Agreement, dated as of March 31, 2006 among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         10.25 Software License and Services Agreement dated as of June 30, 2004 by and between the Company and PeopleSoft USA, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2004). Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]".
         10.26 Lease Agreement dated July 22, 2004, by and between Winthrop Resources Corporation and the Company in connection with the Company's enterprise resource planning (ERP) system and other future projects (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2004).
         10.27 Installment Payment Agreement dated July 28, 2004, by and between Siemens Financial Services, Inc. and the Company in connection with the Company's enterprise resource planning
                  (ERP) system. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment. Redactions are marked by "[*]" (incorporated by reference to Exhibit
                  10.23 to the Company's Form 10-K for the year ended December 31, 2004).

         10.28 Master Lease dated January 12, 2006 by and between Solarcom LLC and the Company in connection with the Company's enterprise resource planning (ERP) system and other future projects (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         21.1 List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         23.1 Consent of Lazar Levine & Felix LLP, registered independent public accounting firm(incorporated by reference to Exhibit
                  23.1 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         31.1.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K/A.*
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         31.2.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-K/A.*
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350 (incorporated by reference to Exhibit 32.1 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350 (incorporated by reference to Exhibit 32.2 to the Company's Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

-------------------
*    Filed herewith
**   Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

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

Dated:  April 28, 2006