Form 10-Q
period 2006-06-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2006-08-14
CIK 818074

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2006
                                     --or--
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________


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

As of August 9, 2006 3,997,674 shares of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX



Part   Item                                                                                          Page
No.    No.    Description                                                                             No.
---------------------------------------------------------------------------------------------------------
I             FINANCIAL INFORMATION:

       1.     Financial Statements

              Consolidated Condensed Balance Sheets at June 30, 2006
                (Unaudited) and December 31, 2005....................................................   1

              Consolidated Condensed Statements of Operations for the Quarters and Six Months
                Ended June 30, 2006 and 2005 (Unaudited).............................................   2

              Consolidated Condensed Statements of Cash Flows for the
                Six Months Ended June 30, 2006 and 2005 (Unaudited)..................................   3

              Notes to Consolidated Condensed Financial Statements (Unaudited).......................   4

       2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................   9

       3.     Quantitative and Qualitative Disclosures about Market Risk.............................  15

       4.     Controls and Procedures................................................................  15


II            OTHER INFORMATION:

       1A.    Risk Factors...........................................................................  16

       2.     Unregistered Sales of Equity Securities and Use of Proceeds............................  16

       5.     Other Information......................................................................  16

       6.     Exhibits...............................................................................  17

              SIGNATURES.............................................................................  17

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          June 30      December 31
ASSETS                                                                       2006             2005
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Current assets:
  Cash ..........................................................   $   1,051,000    $   2,250,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,709,000 and $2,364,000 .......................      89,898,000       82,166,000
  Inventories ...................................................      95,188,000       74,581,000
  Other current assets ..........................................       4,151,000        3,127,000
                                                                    -------------    -------------
    Total current assets ........................................     190,288,000      162,124,000
Property, plant and equipment - net .............................       8,456,000        8,187,000
Deposits and other assets .......................................       3,153,000        3,335,000
                                                                    -------------    -------------
                                                                    $ 201,897,000    $ 173,646,000
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .............................   $     492,000    $     701,000
  Accounts payable ..............................................      74,630,000       51,603,000
  Accrued expenses ..............................................       7,365,000        6,155,000
  Other current liabilities .....................................         361,000          197,000
                                                                    -------------    -------------
    Total current liabilities ...................................      82,848,000       58,656,000
Long-term debt:
  Notes payable .................................................      95,189,000       89,511,000
  Subordinated debt .............................................         608,000          645,000
  Other long-term debt ..........................................       1,213,000          998,000
                                                                    -------------    -------------
                                                                      179,858,000      149,810,000
                                                                    -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .....................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    3,997,674 and 3,976,656 shares issued and outstanding .......          40,000           40,000
  Capital in excess of par value ................................      26,157,000       25,986,000
  Accumulated deficit ...........................................      (4,158,000)      (2,190,000)
                                                                    -------------    -------------
                                                                       22,039,000       23,836,000
                                                                    -------------    -------------
                                                                    $ 201,897,000    $ 173,646,000
                                                                    =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Quarters                        Six Months
PERIODS ENDED JUNE 30                       2006             2005             2006             2005
---------------------------------------------------------------------------------------------------
NET SALES ......................   $ 123,999,000    $ 111,214,000    $ 242,311,000    $ 205,523,000
Cost of sales ..................    (103,534,000)     (92,926,000)    (203,649,000)    (171,471,000)
                                   -------------    -------------    -------------    -------------

Gross profit ...................      20,465,000       18,288,000       38,662,000       34,052,000
Selling, general and
  administrative expenses ......     (18,993,000)     (16,659,000)     (38,302,000)     (31,304,000)
                                   -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS .........       1,472,000        1,629,000          360,000        2,748,000
Interest expense ...............      (1,876,000)      (1,140,000)      (3,480,000)      (2,153,000)
                                   -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE
  INCOME TAXES .................        (404,000)         489,000       (3,120,000)         595,000
Income tax (provision) benefit..         149,000         (181,000)       1,152,000         (226,000)
                                   -------------    -------------    -------------    -------------

NET INCOME (LOSS) ..............   $    (255,000)   $     308,000    $  (1,968,000)   $     369,000
                                   =============    =============    =============    =============

EARNINGS (LOSS) PER SHARE:
Basic and diluted ..............           $(.06)            $.08            $(.49)            $.09
                                           =====             ====            =====             ====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                  2006             2005
-----------------------------------------------------------------------------------------------
Cash Flows Provided By (Used For) Operating Activities .......   $  (6,164,000)   $   3,964,000
                                                                 -------------    -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ........................        (846,000)      (2,332,000)
Decrease in other assets .....................................         123,000           92,000
                                                                 -------------    -------------

    Cash flows used for investing activities .................        (723,000)      (2,240,000)
                                                                 -------------    -------------

Cash Flows From Financing Activities:
Borrowings under line of credit agreement ....................     243,139,000      202,268,000
Repayments under line of credit agreement ....................    (237,250,000)    (203,705,000)
Repayments of notes payable ..................................        (456,000)        (457,000)
Increase in other long-term debt .............................         215,000               --
Net proceeds from issuance of equity securities ..............          40,000          107,000
                                                                 -------------    -------------

    Cash flows provided by (used for) financing activities ...       5,688,000       (1,787,000)
                                                                 -------------    -------------

Decrease in cash .............................................      (1,199,000)         (63,000)
Cash, beginning of period ....................................       2,250,000          645,000
                                                                 -------------    -------------

Cash, end of period ..........................................   $   1,051,000    $     582,000
                                                                 =============    =============

Supplemental Cash Flow Information:
Interest paid ................................................   $   2,711,784    $   1,856,000
                                                                 =============    =============

Income taxes paid (refunded) - net ...........................   $     123,000    $  (1,102,000)
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2006, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards ("SFAS") 123 (R) on January 1, 2006 as explained in Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited)) and additional financial information, see Annual Report on Form 10-K of All American Semiconductor, Inc. (the "Company") for the year ended December 31, 2005, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

2. EARNINGS PER SHARE

The following table sets forth the calculation of earnings (loss) per share on a basic and diluted basis:

                                                           Quarters                        Six Months
PERIODS ENDED JUNE 30                               2006             2005            2006             2005
----------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
-------------------------
Net Income (Loss) ......................   $    (255,000)   $     308,000   $  (1,968,000)   $     369,000
                                           =============    =============   =============    =============

Weighted Average Shares Outstanding ....       3,983,561        3,926,791       3,980,127        3,919,620
                                           =============    =============   =============    =============

Basic Earnings (Loss) Per Share ........           $(.06)            $.08           $(.49)            $.09
                                                   =====             ====           =====             ====

DILUTED EARNINGS PER SHARE:
---------------------------

Net Income (Loss) ......................   $    (255,000)   $     308,000   $  (1,968,000)   $     369,000
                                           =============    =============   =============    =============

Weighted Average and Dilutive Shares:
  Weighted average shares outstanding ..       3,983,561        3,926,791       3,980,127        3,919,620
  Dilutive shares ......................               -          178,480               -          198,767
                                           -------------    -------------   -------------    -------------
                                               3,983,561        4,105,271       3,980,127        4,118,387
                                           =============    =============   =============    =============

Diluted Earnings (Loss) Per Share ......           $(.06)            $.08           $(.49)            $.09
                                                   =====             ====           =====             ====

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Excluded from the calculation of earnings per share are stock options to purchase 574,000 common shares in the quarter and six months ended June 30, 2006 and 84,390 common shares in the quarter and six months ended June 30, 2005, as their inclusion would have been antidilutive.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a pre-tax charge of $76,000 and $131,000 (included in selling, general and administrative expenses), $48,000 and $83,000 after-tax and $.01 and $.02 per share on a diluted basis in the quarter and six months ended June 30, 2006 associated with the expensing of stock options.

Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. No stock options were granted and an immaterial amount vested during the quarter and six months ended June 30, 2005 and, accordingly, no pro forma information has been presented.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions in the table below. During 2006, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

Periods Ended June 30, 2006                               Quarter     Six Months
--------------------------------------------------------------------------------
Expected volatility.................................          84%         39-84%
Risk-free interest rate.............................           5%             5%
Expected lives (years)..............................           4              4

At June 30, 2006 the Company had 508,993 shares of common stock reserved for future stock option grants under its stock option plans.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

The following is a summary of the changes in outstanding options for the six months ended June 30, 2006:

                                                                      Weighted Average
                                                  Weighted Average           Remaining         Aggregate
                                          Shares    Exercise Price    Contractual Life    Intrinsic Value
                                        --------  ----------------    ----------------    ---------------
Outstanding at Dec. 31, 2005 ....        427,770          $   3.56
Granted .........................        218,750              3.73
Exercised .......................        (21,018)             1.94
Forfeited or expired ............        (51,314)             7.38
                                        --------
Outstanding at June 30, 2006 ....        574,188              3.35                 4.0           $733,000
                                        ========                                                 ========
Exercisable at June 30, 2006 ....        307,542              2.78                 1.2           $582,472
                                        ========                                                 ========

The weighted average grant date fair values of share options granted during the first six months of 2006 was $.84. The total intrinsic values of share options exercised was $52,242 during the six months ended June 30, 2006. Cash received from option exercises during the first six months of 2006 totaled $40,868. These cash receipts are included in net proceeds from issuance of equity securities.

As of June 30, 2006, there was $263,000 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of two years.

Option Plan
-----------

During the quarter ended June 30, 2006, the Company granted an aggregate of 151,250 stock options to 135 individuals pursuant to the Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). These options have an exercise price of $3.67 per share (fair market value at date of grant), vest over a four-year period and are exercisable over a five-year period. During the quarter ended June 30, 2006, a total of 28,770 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $13.02 per share. During the quarter ended June 30, 2006, 20,193 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $1.92 to $4.29 per share.

During the quarter ended March 31, 2006, the Company granted an aggregate of 67,500 stock options to 48 individuals pursuant to the Option Plan. These options have an exercise price of $3.87 per share (fair market value at date of grant), vest over a four-year period and are exercisable over a five-year period. During the quarter ended March 31, 2006, a total of 22,544 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $13.02 per share. During the quarter ended March 31, 2006, 75 stock options previously granted pursuant to the Option Plan were exercised at an exercise price of $1.92 per share.

Director Option Plan
--------------------

During the six months ended June 30, 2006, no stock options were granted by the Company pursuant to the 2000 Nonemployee Director Stock Option Plan, as amended. During the quarter ended June 30, 2006, 750 stock options previously granted pursuant to the 2000 Nonemployee Director Stock Option Plan were exercised at an exercise price of $1.96 per share.

4. SEVERANCE COSTS

During the quarter ended March 31, 2006, the Company accrued an aggregate of $655,000 for severance costs to three individuals including severance to a former executive officer. The severance to such former executive officer included $482,000 which will be paid over a two year period following the termination of the former executive officer's employment. The $655,000 is included in selling, general and administrative

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

expenses in the accompanying Consolidated Condensed Statements of Operations (Unaudited) for the six months ended June 30, 2006. As of June 30, 2006, a total of $129,000 has been paid in connection with the $655,000 severance accrual, $311,000 will be paid within the next twelve months and the balance will be paid thereafter.

5. LONG-TERM DEBT

Line of Credit
--------------

Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or (b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. In May 2006, the Company's credit facility was amended subsequent to but effective as of March 31, 2006 whereby the debt service coverage ratio test for the first quarter of 2006 was eliminated and the minimum tangible net worth level was reduced to $21,000,000. In August 2006, the Company's credit facility was amended subsequent to but effective as of the balance sheet date whereby the debt service coverage ratio test for the second quarter of 2006 was eliminated and certain other financial covenants and other covenants relating to reporting and information were added. The new financial covenants include requirements that the Company achieve reductions in inventory of $7,500,000 from June 30, 2006 to September 30, 2006, reductions in past due accounts receivables of $750,000 per month for each of the months August and September 2006 and maintain minimum daily excess availability of $2,000,000 beginning August 15, 2006; $2,500,000 beginning September 16, 2006 and $3,000,000 from October 16, 2006 through November 15, 2006. The Company will be permitted to have less than the minimum daily excess availability requirement for up to seven individual business days during each period. The Company was in compliance with these amended and all other covenants under the Credit Facility at June 30, 2006. There is no assurance that the Company will be able to meet the new requirements. The Company anticipates that it will need additional amendments in the future. At June 30, 2006, outstanding borrowings under the Company's credit facility aggregated $94,789,000 compared to $88,900,000 at December 31, 2005.

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

Sales by geographic areas are as follows:

                                                 Quarters                        Six Months
Periods Ended June 30                      2006             2005            2006            2005
------------------------------------------------------------------------------------------------
Americas (1)...................   $ 109,196,000    $  99,796,000   $ 216,575,000   $ 185,436,000
Europe.........................       5,354,000        4,418,000       8,666,000       8,907,000
Asia/Pacific...................       9,449,000        7,000,000      17,070,000      11,180,000
                                  -------------    -------------   -------------   -------------
                                  $ 123,999,000    $ 111,214,000   $ 242,311,000   $ 205,523,000
                                  =============    =============   =============   =============

(1) Includes sales in the United States and Puerto Rico of $101,855,000 and $90,890,000 for the quarters ended June 30, 2006 and 2005 and $203,169,000 and $172,240,000 for the six months ended June 30, 2006 and 2005.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $8,448,000 and $8,176,000 at June 30, 2006 and December 31, 2005.

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

Overview
--------

Industry conditions have been improving since the first quarter of 2005 and have continued to improve through the second quarter of 2006. We expect that the improved conditions may continue throughout 2006 although we have experienced a softening in July. Our backlog of customer orders, which was $69 million at December 31, 2004, had increased significantly to $89 million by December 31, 2005 and to $106 million at June 30, 2006. As of July 31, 2006, our backlog decreased slightly to $105 million. While our inventory levels have grown to support this significant increase in backlog, it is difficult to determine how strong the balance of 2006 will be as booking activity slowed in July.

Sales for the second quarter of 2006 represented our fifth consecutive quarterly increase in sales and represented the highest quarterly sales level since the first quarter of 2001. While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will be higher in Asian markets and possibly European markets as well. The Company has operations in Korea, Malaysia and China to support Asian markets. The Company also has operations in the United Kingdom and Hungary to support European markets. There can be no assurance that the Company will achieve any growth in any particular market in the future.

The implementation of a new enterprise resource planning (ERP) system which was placed into service in February of 2006 had a material adverse impact on our operations and our results during the first half of 2006. Also having a significant impact on the results for the first half of 2006 was a non-recurring accrual for severance pay and certain bad debt adjustments and write-offs that occurred in the first quarter. Results for the first half of 2006 were also impacted by a significant increase in interest expense associated with increases in interest rates and increased borrowings to support the growth in inventory and receivables resulting from sales and backlog growth as well as ERP issues.

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

The Company believes there have been no significant changes, during the quarter ended June 30, 2006, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 except as follows:

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited) for required disclosures under SFAS 123 (R).

Results of Operations
---------------------

Net sales for the quarter and six months ended June 30, 2006 were $124.0 million and $242.3 million representing an 11.5% and 17.9% increase from net sales of $111.2 million and $205.5 million for the same periods of 2005. Sales for the second quarter of 2006 increased 4.8% sequentially from sales for the first quarter of 2006 and reflected the Company's highest quarterly sales level since the first quarter of 2001. The increases in sales reflect improvements in industry conditions which began during the second quarter of 2005 and continued into the second quarter of 2006, opportunities created from the ongoing consolidation in our industry and gains resulting from the Company's growth strategies. While the Company experienced a reduction in sales and bookings in July, management believes that industry conditions may remain positive throughout 2006. Management is concerned, however, that continuing issues relating to the conversion onto a new enterprise resource planning (ERP) system implemented in February 2006 may inhibit the Company's ability to participate in the industry growth for the next few quarters.

Gross profit was $20.5 million and $38.7 million for the second quarter and first six months of 2006 compared to $18.3 million and $34.1 million for the same periods of 2005. The increases in gross profit were primarily due to the increases in sales. Gross profit margins as a percentage of net sales were 16.5% and 16.0% for the second quarter and first six months of 2006 compared to 16.4% and 16.6% for the second quarter and first six months of 2005. The decrease in gross profit margin for the first six months of 2006 compared to the same period of 2005 reflects issues relating to the conversion onto a new enterprise resource planning (ERP) system as well as the continued impact from sales to accounts that require aggressive pricing.

Selling, general and administrative expenses ("SG&A") was $19.0 million for the second quarter of 2006 compared to $16.7 million for the second quarter of 2005. SG&A was $38.3 million for the first half of 2006 compared to $31.3 million for the first six months of 2005. SG&A for the second quarter and first six months of 2006 reflects increases in variable expenses of $300,000 and $1.0 million compared to the 2005 periods. These increases in variable expenses primarily reflect increases in gross profit dollars and increases in commission rates resulting from pressure in labor markets. In addition to the increases in variable expenses, fixed expenses increased $2.0 million for the second quarter of 2006 and $6.0 million for the first six months of 2006 compared to the 2005 periods. The increase in fixed expenses relates primarily to bad debt adjustments and write-offs in the first quarter of 2006, and increases in compensation expense, consulting fees and maintenance and repairs during the first half of 2006 as compared to the same periods of 2005. As a result of industry consolidation and improved conditions within the industry, during 2005 and the first half of 2006 the Company strategically increased its personnel in North America, Europe and Asia. The Company may expand further, including personnel additions, to enhance its position in order to take advantage of industry consolidation and the continuing trends for business to transfer outside of North America. As a result of severe productivity losses caused by the new ERP system, the Company expects to continue to add people across all departments to

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

manage both operations and data flow. Management believes that these productivity losses are temporary and productivity gains will occur as improvements to the new ERP system are obtained. For the first half of 2006, the increase in fixed expenses was partially offset by a reduction in other expenses including occupancy costs. In addition, in connection with the new ERP system, SG&A for the second quarter and first half of 2006 increased by $115,000 and $205,000 representing the non-cash depreciation and amortization of the cost of the new ERP system over a seven year period. Additionally, SG&A increased $334,000 and $832,000 for the second quarter and first half of 2006 as a result of consulting fees associated with the ERP conversion. Furthermore, SG&A for the six months ended June 30, 2006 reflects an accrual in the first quarter of 2006 of $655,000 for severance pay and an expense of $806,000 for bad-debt adjustments and write-offs. The Company anticipates additional expenses for maintenance and further development required in connection with the new ERP system. In 2007, quarterly SG&A will reflect $226,000 per quarter representing non-cash depreciation and amortization of the cost of the new ERP system over a seven year period. Due to all of the foregoing, the Company expects that SG&A will increase in future periods.

SG&A as a percentage of net sales was 15.3% and 15.8% for the quarter and six months ended June 30, 2006 compared to 15.0% and 15.2% for the same periods of 2005. The increases were due to the increases in SG&A in absolute dollars described above which increases more than offset the impact from the increases in sales.

Income from operations was $1.5 million and $360,000 for the quarter and six months ended June 30, 2006 compared to $1.6 million and $2.7 million for the same periods of 2005. The decrease in income from operations for the first half of 2006 was primarily due to the issues relating to the implementation of the new ERP system, including the impact on gross profit margins and additional consulting fees, significant accruals for severance pay, bad debt adjustments and write-offs and the other increases in SG&A as discussed previously.

Interest expense increased to $1.9 million and $3.5 million for the second quarter and first six months of 2006 compared to $1.1 million and $2.2 million for the second quarter and first six months of 2005. The increases in interest expense resulted from increases in average borrowings and increases in overall interest rates. Our average borrowings increased by $27.7 million and $25.0 million for the second quarter and first six months of 2006 compared to the same periods of 2005 primarily as a result of increases in our accounts receivable and inventory levels. Accounts receivable increased in connection with the significant increases in sales as well as a slow down in our collections resulting from invoicing problems created by our new ERP system. Accounts receivable also increased in connection with competitive pressures to provide extended payment terms to strategic customers. Inventory increased significantly to $95.2 million at the end of the first half of 2006 compared to $66.4 million at the end of the first half of 2005. Our inventory increased significantly to support the increased levels of sales beginning during the second quarter of 2005 and accelerating in the first half of 2006, and the significant increase in customer backlog during the first half of 2006. An increase in supplier delivery times (or lead-times) has also caused the Company to increase inventory levels in order to be able to meet customer requirements. Furthermore, the new ERP system has had an adverse impact on the Company's ability to optimize its inventory levels. As a result of increases in the prime and LIBOR interest rates, the Company's overall interest rates increased despite the positive impact from the improved pricing structure under its credit facility. The Company's rate improved from the then first pricing level under its credit facility during the first quarter of 2005 to the third pricing level under the current pricing structure. This improvement, which aggregated 50 basis points, resulted from the change in the pricing structure under the August 8, 2005 amendment to the credit facility. The positive impact on interest expense from the improvement in the rate associated with the change in pricing structure was more than offset by the adverse effect from interest rate increases by the Federal Reserve Board. As and to the extent the Federal Reserve increases interest rates, the Company's interest expense will increase. Additionally, it is anticipated that the pricing level achieved by the Company in 2005 will not be attainable in the near future which may contribute to the increase in the Company's cost of borrowing. To the extent that the Company continues or increases its current level of borrowing, interest expense will increase in future periods. Interest expense for the second quarter and first six months of

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

2006 included non-cash amortization of deferred financing fees of $37,000 and $59,000. Interest expense will reflect an additional $466,000 of deferred financing fees over the remaining term of the amended credit facility which is currently set to expire on May 31, 2009. See "Liquidity and Capital Resources" below and Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

The Company had a net loss of $255,000 for the second quarter of 2006 (or $(.06) per share (diluted)), compared to net income of $308,000 (or $.08 per share (diluted)) for the second quarter of 2005. For the first six months of 2006, the Company had a net loss of $2.0 million (or $(.49) per share (diluted)) compared to net income of $369,000 (or $.09 per share (diluted)) for the 2005 period.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 2006 increased to $107.4 million from working capital of $103.5 million at December 31, 2005. The current ratio was 2.30:1 at June 30, 2006 compared to 2.76:1 at December 31, 2005. The increase in working capital was primarily due to increases in accounts receivable and inventory which were partially offset by an increase in accounts payable. Accounts receivable was $89.9 million at June 30, 2006 compared to $82.2 million at December 31, 2005. The increase in accounts receivable reflects an increased level of sales towards the latter part of the second quarter of 2006 compared to the latter part of the fourth quarter of 2005. Accounts receivable also increased in connection with competitive pressures to provide extended payment terms to strategic customers and a slow down in our collections resulting from issues relating to the implementation of our new ERP system. Inventory levels were $95.2 million at June 30, 2006 compared to $74.6 million at December 31, 2005. Inventory increased to support the increased levels of sales beginning during the second quarter of 2005 and accelerating in the first half of 2006, as well as the significant increase in customer backlog during the first half of 2006. An increase in supplier delivery times (or lead-times) has also caused the Company to increase inventory levels in order to be able to meet customer requirements. Furthermore, the new ERP system has had an adverse impact on the Company's ability to optimize its inventory levels. Accounts payable increased to $74.6 million at June 30, 2006 from $51.6 million at December 31, 2005 in connection with an increase in the level of purchases made during the latter part of the second quarter of 2006 over the same period of the fourth quarter of 2005.

At June 30, 2006, the Company had subordinated debt with various maturities through 2015 which aggregated $681,000, including the current portion of such debt, and had an unfunded postretirement benefit obligation of $998,000. See the table below.

Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. At the first pricing level, at the Company's option, the rate will be either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR. At the second level, at the Company's option, the rate will be either (a) the greater of the Federal funds rate plus .5% and prime or (b) 2.00% over LIBOR. At the third level, at the Company's option, the rate will be either (a) .25% over the greater of the Federal funds rate plus .5% and prime or (b) 2.25% over LIBOR. At the fourth pricing level, at the Company's option, the rate will be either (a) ..5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR. At the fifth pricing level, at the Company's option, the rate will be either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement as well as a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis. In May 2006, the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Company's credit facility was amended subsequent to but effective as of March 31, 2006 whereby the debt service coverage ratio test for the first quarter of 2006 was eliminated and the minimum tangible net worth level was reduced to $21.0 million. In August 2006, the Company's credit facility was amended subsequent to but effective as of the balance sheet date whereby the debt service coverage ratio test for the second quarter of 2006 was eliminated and certain other financial and other covenants relating to reporting and information were added. The new financial covenants include requirements that the Company achieve reductions in inventory of $7.5 million from June 30, 2006 to September 30, 2006, reductions in past due accounts receivables of $750,000 per month for each of the months August and September 2006 and maintain minimum daily excess availability of $2.0 million beginning August 15, 2006; $2.5 million beginning September 16, 2006 and $3.0 million from October 16, 2006 through November 15, 2006. The Company will be permitted to have less than the minimum daily excess availability requirement for up to seven individual business days during each period. The Company was in compliance with these amended and all other covenants under the Credit Facility at June 30, 2006. There is no assurance that the Company will be able to meet the new requirements. The Company anticipates that it will need additional amendments in the future. At June 30, 2006, outstanding borrowings under the Company's credit facility aggregated $94.8 million compared to $88.9 million at December 31, 2005. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

Long-term debt, operating leases and other long-term obligations as of June 30, 2006 mature as follows:

                                                                   Payments Due by Period
                                                   ------------------------------------------------------
                                                      Less than                                 More than
Obligations                                 Total        1 year     1-3 years     4-5 years       5 years
---------------------------------------------------------------------------------------------------------
Long-term debt (1).................. $ 95,470,000  $     72,000  $ 95,035,000  $    184,000  $    179,000
Capital leases......................      819,000       420,000       399,000             -             -
Operating leases....................   12,500,000     3,000,000     6,400,000     2,100,000     1,000,000
Other long-term obligations (2).....    1,213,000             -       215,000             -       998,000
                                     ------------  ------------  ------------  ------------  ------------
Total obligations................... $110,002,000  $  3,492,000  $102,049,000  $  2,284,000  $  2,177,000
                                     ============  ============  ============  ============  ============

---------

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of June 30, 2006 and includes $94,789,000 under the Company's Credit Facility which matures on May 31, 2009.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of June 30, 2006 and includes a postretirement benefit obligation of $998,000.

In February 2006, the Company implemented a new enterprise resource planning
(ERP) system. The aggregate cost of this new ERP system, including costs of training and implementation but excluding capitalized payroll costs, is approximately $8.5 million. At June 30, 2006, $5.9 million associated with this ERP system was reflected in property, plant and equipment - net on the Consolidated Condensed Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. The effective interest rate under this agreement was 1.9% per annum. The Company also financed an additional $1.8 million of the aggregate cost of the ERP system with another third party finance company, which financing arrangement has maturities through November 2008 and has effective interest rates ranging from 1.6% to 2.2% per annum. Of this $1.8 million financing, $565,000 is classified as operating leases and $1.3 million is classified as capital leases. At June 30, 2006, the outstanding obligation under these capital leases aggregating $1.3 million was $819,000.

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

Off-Balance Sheet Arrangements
------------------------------

At June 30, 2006, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, market conditions, its future operating results, investments in the growth of its business, bookings, backlogs, sales, products, services and markets (including expansion of operations in Asia and Europe), liquidity and available cash flow, trends or developments including relating to industry conditions or industry consolidation or future growth in global markets, expected capital expenditures (including for the new ERP system) and/or future events relating to or affecting the Company and its business and operations. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company, its management or its industry are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the level of strength of industry and market conditions and business activity being less than we believe or weakening; a tightening by customers of their inventory levels; a slowdown in sales; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business, investment and marketing strategies, including those outside the Americas and particularly in Asia; insufficient funds from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain required amendments to the terms and provisions of the Credit Facility and/or additional financing when needed or on terms acceptable to the Company; an increase in interest rates, including as a result of an increase in pricing levels under its Credit Facility, interest rate increases by the Federal Reserve Board and/or an increase in the Company's average outstanding borrowings; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including decreasing margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions, inventory oversupply conditions and/or increases in the costs of goods; continuing to be required to extend or even further extend payment terms of certain customers, problems with telecommunication, computer and information systems, including related to the completion of the installation of the new ERP system and the effectiveness of the operation thereof, as well as the ultimate total cost of installing and implementing the ERP system being materially greater than expected; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2005 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR rate, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest expense will increase or decrease by approximately $237,000 per quarter based on outstanding borrowings at June 30, 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Controls and Procedures
-----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosure and that our financial condition, results of operations and cash flows are fairly presented in all material respects.

Changes In Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We currently anticipate needing to spend significant amounts of cash to: meet our working capital requirements (including to support increases in levels of inventory, as well as customer backlog, and accounts receivable as our level of sales increases); invest in and finance capital equipment and infrastructure; upgrade our information and communication systems, including our new enterprise resource planning (ERP) system; expand our foreign operations and/or acquire businesses or open divisions; and/or respond to increases in expenses and costs, unanticipated developments, increasing customer demands and/or competitive pressures. If we do not have enough cash on hand, cash generated from our operations and/or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies, particularly if our credit facility is not available to do so because of certain new financial covenants or otherwise and/or we cannot obtain any required amendment to its terms and provisions. We may not be able to obtain amendments to our credit facility terms and provisions to avoid defaults and/or raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications and/or other actions can be made or taken at all.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
-------   -----------------------------------------------------------

(c)  Sales of Unregistered Securities
     --------------------------------

     During the quarter ended June 30, 2006, the Company did not issue or sell any unregistered securities, although, pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated, the Company granted stock options to 135 individuals to purchase an aggregate of 151,250 shares of the Company's common stock at an exercise price of $3.67 per share. The stock options vest over a four-year period and are exercisable over a five-year period. The stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See
     Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ITEM 5.   Other Information
-------   -----------------

In August 2006, the Company's credit facility was amended subsequent to but effective as of the balance sheet date whereby the debt service coverage ratio test for the second quarter of 2006 was eliminated and certain other financial covenants and other covenants relating to reporting and information were

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

added. The new financial covenants include requirements that the Company achieve reductions in inventory of $7,500,000 from June 30, 2006 to September 30, 2006, reductions in past due accounts receivables of $750,000 per month for each of the months August and September 2006 and maintain minimum daily excess availability of $2,000,000 beginning August 15, 2006; $2,500,000 beginning September 16, 2006 and $3,000,000 from October 16, 2006 through November 15, 2006. The Company will be permitted to have less than the minimum daily excess availability requirement for up to seven individual business days during each period. There is no assurance that the Company will be able to meet the new requirements. The Company anticipates that it will need additional amendments in the future.

ITEM 6.   Exhibits
-------   --------

          Exhibits
          --------

          10.1 Fifth Amendment to Credit Agreement, dated as of August 14, 2006 among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto.
          31.1    Certification of Chief Executive Officer Pursuant to Rule 13a
                  - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended.
          31.2    Certification of Chief Financial Officer Pursuant to Rule 13a
                  - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)


Date:  August 14, 2006              /s/ BRUCE M. GOLDBERG
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:  August 14, 2006              /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)