Form 10-Q
period 2006-09-30
ALL AMERICAN SEMICONDUCTOR INC
filed 2006-11-14
CIK 818074

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2006
                                     --or--
 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________


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

As of November 8, 2006 4,000,124 shares of the common stock of All American Semiconductor, Inc. were outstanding.

================================================================================

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

FORM 10-Q - INDEX



Part  Item                                                                                                Page
No.   No.    Description                                                                                   No.
--------------------------------------------------------------------------------------------------------------
I            FINANCIAL INFORMATION:

      1.     Financial Statements

             Consolidated Condensed Balance Sheets at September 30, 2006
               (Unaudited) and December 31, 2005..........................................................   1

             Consolidated Condensed Statements of Operations for the Quarters and Nine Months
               Ended September 30, 2006 and 2005 (Unaudited)..............................................   2

             Consolidated Condensed Statements of Cash Flows for the
               Nine Months Ended September 30, 2006 and 2005 (Unaudited)..................................   3

             Notes to Consolidated Condensed Financial Statements (Unaudited).............................   4

      2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................  11

      3.     Quantitative and Qualitative Disclosures about Market Risk...................................  18

      4.     Controls and Procedures......................................................................  19


II           OTHER INFORMATION:

      1A.    Risk Factors.................................................................................  19

      4.     Submission of Matters to a Vote of Security Holders..........................................  20

      5.     Other Information............................................................................  20

      6.     Exhibits.....................................................................................  21

             SIGNATURES...................................................................................  21

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     September 30      December 31
ASSETS                                                                       2006             2005
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Current assets:
  Cash ..........................................................   $     539,000    $   2,250,000
  Accounts receivable, less allowances for doubtful
    accounts of $2,325,000 and $2,364,000 .......................      79,245,000       82,166,000
  Inventories ...................................................      87,585,000       74,581,000
  Other current assets ..........................................       5,027,000        3,127,000
                                                                    -------------    -------------
    Total current assets ........................................     172,396,000      162,124,000
Property, plant and equipment - net .............................       9,198,000        8,187,000
Deposits and other assets .......................................       3,247,000        3,335,000
                                                                    -------------    -------------
                                                                    $ 184,841,000    $ 173,646,000
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt .............................   $     753,000    $     701,000
  Accounts payable ..............................................      57,548,000       51,603,000
  Accrued expenses ..............................................       7,791,000        6,155,000
  Other current liabilities .....................................         355,000          197,000
                                                                    -------------    -------------
    Total current liabilities ...................................      66,447,000       58,656,000
Long-term debt:
  Notes payable .................................................      95,277,000       89,511,000
  Subordinated debt .............................................         589,000          645,000
  Other long-term debt ..........................................       1,139,000          998,000
                                                                    -------------    -------------
                                                                      163,452,000      149,810,000
                                                                    -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued .....................................               -                -
  Common stock, $.01 par value, 40,000,000 shares authorized,
    4,000,124 and 3,976,656 shares issued and outstanding .......          40,000           40,000
  Capital in excess of par value ................................      26,173,000       25,986,000
  Accumulated deficit ...........................................      (4,824,000)      (2,190,000)
                                                                    -------------    -------------
                                                                       21,389,000       23,836,000
                                                                    -------------    -------------
                                                                    $ 184,841,000    $ 173,646,000
                                                                    =============    =============

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Quarters                        Nine Months
PERIODS ENDED SEPTEMBER 30                    2006             2005             2006             2005
-----------------------------------------------------------------------------------------------------
NET SALES ........................   $ 114,785,000    $ 113,249,000    $ 357,096,000    $ 318,772,000
Cost of sales ....................     (95,223,000)     (95,476,000)    (298,872,000)    (266,947,000)
                                     -------------    -------------    -------------    -------------

Gross profit .....................      19,562,000       17,773,000       58,224,000       51,825,000
Selling, general and
  administrative expenses ........     (18,568,000)     (16,083,000)     (56,870,000)     (47,387,000)
                                     -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS ...........         994,000        1,690,000        1,354,000        4,438,000
Interest expense .................      (2,051,000)      (1,368,000)      (5,531,000)      (3,521,000)
                                     -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE
  INCOME TAXES ...................      (1,057,000)         322,000       (4,177,000)         917,000
Income tax (provision) benefit ...         391,000         (113,000)       1,543,000         (339,000)
                                     -------------    -------------    -------------    -------------

NET INCOME (LOSS) ................   $    (666,000)   $     209,000    $  (2,634,000)   $     578,000
                                     =============    =============    =============    =============

EARNINGS (LOSS) PER SHARE:
Basic ............................           $(.17)            $.05            $(.66)            $.15
                                             =====             ====            =====             ====
Diluted ..........................           $(.17)            $.05            $(.66)            $.14
                                             =====             ====            =====             ====

See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30                                2006             2005
-----------------------------------------------------------------------------------
Cash Flows Used For Operating Activities .........   $  (5,669,000)   $  (5,197,000)
                                                     -------------    -------------

Cash Flows From Investing Activities:
Acquisition of property and equipment ............        (902,000)      (3,599,000)
Decrease in other assets .........................         (16,000)        (101,000)
                                                     -------------    -------------

    Cash flows used for investing activities .....        (918,000)      (3,700,000)
                                                     -------------    -------------

Cash Flows From Financing Activities:
Borrowings under line of credit agreement ........     374,545,000      321,401,000
Repayments under line of credit agreement ........    (369,156,000)    (311,873,000)
Repayments of notes payable ......................        (774,000)        (810,000)
Increase in other long-term debt .................         215,000                -
Net proceeds from issuance of equity securities ..          46,000          127,000
                                                     -------------    -------------

    Cash flows provided by financing activities ..       4,876,000        8,845,000
                                                     -------------    -------------

Decrease in cash .................................      (1,711,000)         (52,000)
Cash, beginning of period ........................       2,250,000          645,000
                                                     -------------    -------------

Cash, end of period ..............................   $     539,000    $     593,000
                                                     =============    =============

Supplemental Cash Flow Information:
Interest paid ....................................   $   4,596,000    $   3,055,000
                                                     =============    =============

Income taxes paid (refunded) - net ...............   $     130,000    $    (762,000)
                                                     =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the third quarter of 2005 the Company entered into capital leases aggregating $1.3 million for certain costs relating to a new enterprise resource planning system.

During the third quarter of 2006 the Company entered into additional capital leases aggregating $1.1 million for certain costs relating to the enterprise resource planning system.


See notes to consolidated condensed financial statements

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position of All American Semiconductor, Inc. (the "Company") at September 30, 2006, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

2.   EARNINGS PER SHARE

The following table sets forth the calculation of earnings (loss) per share on a basic and diluted basis:

                                                          Quarters                      Nine Months
PERIODS ENDED SEPTEMBER 30                          2006            2005           2006            2005
-------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
-------------------------
Net Income (Loss) .......................   $   (666,000)   $    209,000   $ (2,634,000)   $    578,000
                                            ============    ============   ============    ============

Weighted Average Shares Outstanding .....      3,998,899       3,933,457      3,986,384       3,924,232
                                            ============    ============   ============    ============

Basic Earnings (Loss) Per Share .........          $(.17)           $.05          $(.66)           $.15
                                                   =====            ====          =====            ====

DILUTED EARNINGS PER SHARE:
---------------------------

Net Income (Loss) .......................   $   (666,000)   $    209,000   $ (2,634,000)   $    578,000
                                            ============    ============   ============    ============

Weighted Average and Dilutive Shares:
  Weighted average shares outstanding ...      3,998,899       3,933,457      3,986,384       3,924,232
  Dilutive shares .......................              -         178,185              -         189,867
                                            ------------    ------------   ------------    ------------
                                               3,998,899       4,111,642      3,986,384       4,114,099
                                            ============    ============   ============    ============

Diluted Earnings (Loss) Per Share .......          $(.17)           $.05          $(.66)           $.14
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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Excluded from the calculation of earnings per share are stock options to purchase 551,872 common shares in the quarter and nine months ended September 30, 2006 and 84,390 common shares in the quarter and nine months ended September 30, 2005, as their inclusion would have been antidilutive.

3.   STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a pre-tax charge of $11,000 and $142,000 (included in selling, general and administrative expenses), $7,000 and $94,000 after-tax and $.00 and $.02 per share on a diluted basis in the quarter and nine months ended September 30, 2006 associated with the expensing of stock options.

Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. An immaterial amount of stock options were granted and vested during the quarter and nine months ended September 30, 2005 and, accordingly, no pro forma information has been presented.

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

Nine Months Ended September 30, 2006
--------------------------------------------------------------------------------
Expected volatility................................................       39-84%
Risk-free interest rate............................................           5%
Expected lives (years).............................................           4

At September 30, 2006 the Company had 527,359 shares of common stock reserved for future stock option grants under its stock option plans.

Reported and pro forma net earnings and earnings per share are as follows:

Periods Ended September 30, 2005               Quarter               Nine Months
--------------------------------------------------------------------------------

Net earnings:
   As reported                                 $209,000                 $578,000
   Pro forma                                    151,000                  519,000

Basic earnings per share:
   As reported                                     $.05                     $.15
   Pro forma                                        .04                      .13

Diluted earnings per share:
   As reported                                     $.05                     $.14
   Pro forma                                        .04                      .13

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2006:

                                                                         Weighted Average
                                                      Weighted Average          Remaining        Aggregate
                                             Shares     Exercise Price   Contractual Life  Intrinsic Value
                                            -------   ----------------   ----------------  ---------------
Outstanding at Dec. 31, 2005........        427,770             $ 3.56
Granted.............................        218,750               3.73
Exercised...........................        (23,468)              1.94
Forfeited or expired................        (71,180)              6.33
                                            -------
Outstanding at Sept. 30, 2006.......        551,872               3.34                2.4         $570,000
                                            =======                                               ========
Exercisable at Sept. 30, 2006.......        301,806               2.79                0.9         $495,000
                                            =======                                               ========

The weighted average grant date fair values of share options granted during the first nine months of 2006 was $.84. The total intrinsic value of share options exercised was $51,000 during the nine months ended September 30, 2006. Cash received from option exercises during the first nine months of 2006 totaled $46,000. These cash receipts are included in net proceeds from issuance of equity securities.

As of September 30, 2006, there was $252,000 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of two years.

Option Plan
-----------

During the quarter ended September 30, 2006, no options were granted pursuant to the Company's Employees', Officers', Directors' Stock Option Plan, as previously amended and restated (the "Option Plan"). During the quarter ended September 30, 2006, a total of 19,866 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $4.29 per share. During the quarter ended September 30, 2006, 2,450 stock options previously granted pursuant to the Option Plan were exercised at an exercise price of $1.92 per share.

During the quarter ended June 30, 2006, the Company granted an aggregate of 151,250 stock options to 135 individuals pursuant to the Option Plan. These options have an exercise price of $3.67 per share (fair market value at date of grant), vest over a four-year period and are exercisable over a five-year period. During the quarter ended June 30, 2006, a total of 28,770 stock options previously granted pursuant to the Option Plan were canceled at exercise prices ranging from $1.92 to $13.02 per share. During the quarter ended June 30, 2006, 20,193 stock options previously granted pursuant to the Option Plan were exercised at exercise prices ranging from $1.92 to $4.29 per share.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Director Option Plan
--------------------

During the nine months ended September 30, 2006, no stock options were granted pursuant to the Company's 2000 Nonemployee Director Stock Option Plan, as amended. During the quarter ended June 30, 2006, 750 stock options previously granted pursuant to the 2000 Nonemployee Director Stock Option Plan were exercised at an exercise price of $1.96 per share.

4.   SEVERANCE COSTS

During the quarter ended March 31, 2006, the Company accrued an aggregate of $655,000 for severance costs to three individuals including severance to a former executive officer. The severance to such former executive officer included $482,000 which will be paid over a two year period following the termination of the former executive officer's employment, which was effective February 28, 2006. The $655,000 is included in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Operations (Unaudited) for the nine months ended September 30, 2006. As of September 30, 2006, a total of $210,000 has been paid in connection with the $655,000 severance accrual, $304,000 will be paid within the next twelve months and the balance will be paid thereafter.

5.   LONG-TERM DEBT

Line of Credit
--------------

Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. The pricing levels were as follows until November 14, 2006, when they were each increased by 25 basis points (see discussion below): at the first pricing level, at the Company's option, the rate was either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR; at the second level, at the Company's option, the rate was either (a) the greater of the Federal funds rate plus .5% and prime or
(b) 2.00% over LIBOR; at the third level, at the Company's option, the rate was either (a) .25% over the greater of the Federal funds rate plus .5% and prime or
(b) 2.25% over LIBOR; at the fourth pricing level, at the Company's option, the rate was either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR; and at the fifth pricing level, at the Company's option, the rate was either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. Since October 2006 the Company has been at the fifth pricing level. The amounts that the Company may borrow under the Credit Facility are based upon specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2,000,000 during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement, a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis, as well as certain additional financial covenants which have to be met based on the August 2006 and November 2006 amendments to the Credit Facility as discussed below.

In May 2006, the Company's credit facility was amended subsequent to but effective as of March 31, 2006 whereby the debt service coverage ratio test for the first quarter of 2006 was eliminated and the minimum tangible net worth requirement was reduced to $21,000,000.

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

In August 2006, the Company's credit facility was amended subsequent to but effective as of June 30, 2006 whereby the debt service coverage ratio test for the second quarter of 2006 was eliminated and certain other financial and other covenants relating to financial reporting and other information required to be provided were added. The financial covenants associated with the August 2006 amendment included requirements that the Company achieve reductions in inventory of $7,500,000 from June 30, 2006 to September 30, 2006, reductions in past due accounts receivables of $750,000 per month for each of the months August and September 2006 and maintain minimum daily excess availability of $2,000,000 beginning August 15, 2006; $2,500,000 beginning September 16, 2006 and $3,000,000 from October 16, 2006 through November 15, 2006. The Company was permitted to have less than the minimum daily excess availability requirement for up to seven individual business days during each period.

In November 2006, the Company's credit facility was further amended subsequent to but effective as of September 30, 2006 whereby the debt service coverage ratio and tangible net worth tests for the third quarter of 2006 were eliminated and certain other financial covenants and other covenants relating to financial reporting and other information required to be provided were added. In addition and as noted above, the pricing levels to determine the interest rate under the Credit Facility were each increased by 25 basis points. The new financial covenants include requirements that the Company has no more than $88,000,000 of inventory at October 31, 2006, $85,000,000 of inventory at November 30, 2006 and $83,000,000 of inventory at December 31, 2006 and on the last day of each month thereafter, and the sublimit for inventory availability under the borrowing base was reduced to $46,000,000 from $53,000,000. In addition, the Company's

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

past due accounts receivables need to be: $200,000 less than the September 30, 2006 balance at October 31, 2006; $400,000 less than the September 30, 2006 balance at November 30, 2006; $800,000 less than the September 30, 2006 balance at December 31, 2006; $1,200,000 less than the September 30, 2006 balance at January 31, 2007; and $1,600,000 less than the September 30, 2006 balance at February 28, 2007 and on the last day of each month thereafter. The November 2006 amendment also provides that the Company maintain minimum daily excess availability of $1,500,000 beginning November 15, 2006, down from the requirement of $3,000,000 in the August 2006 amendment as discussed above. The minimum tangible net worth covenant was eliminated for September 30, 2006 as noted above and set at $20,000,000 for December 31, 2006 and $21,000,000 at March 31, 2007 and thereafter. A minimum EBITDA covenant was added and set at $2,850,000 for the year ending December 31, 2006 and $3,000,000 for the twelve month period ending March 31, 2007 and each calendar quarter thereafter.

The Company was in compliance with these amended and all other covenants under the Credit Facility at September 30, 2006. There is no assurance that the Company will be able to meet the new requirements. The Company anticipates that in the future it will need additional amendments including elimination of certain financial covenant tests and restrictions or even possibly a restructuring of the terms of the Credit Facility. At September 30, 2006, outstanding borrowings under the Company's credit facility aggregated $94,288,000 compared to $88,900,000 at December 31, 2005.

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

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Sales by geographic areas are as follows:

                                           Quarters                    Nine Months
Periods Ended September 30           2006           2005           2006           2005
--------------------------------------------------------------------------------------
Americas (1) .............   $101,603,000   $101,418,000   $318,178,000   $286,854,000
Europe ...................      3,211,000      5,173,000     11,877,000     14,080,000
Asia/Pacific .............      9,971,000      6,658,000     27,041,000     17,838,000
                             ------------   ------------   ------------   ------------
                             $114,785,000   $113,249,000   $357,096,000   $318,772,000
                             ============   ============   ============   ============

(1) Includes sales in the United States and Puerto Rico of $95,047,000 and $93,420,000 for the quarters ended September 30, 2006 and 2005 and $298,216,000 and $265,660,000 for the nine months ended September 30, 2006 and 2005.

Long-lived assets (property, plant and equipment - net) are located substantially in the Americas and include long-lived assets in the United States of $9,179,000 and $8,176,000 at September 30, 2006 and December 31, 2005.

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

Overview
--------

Industry conditions were improving from the first quarter of 2005 through the second quarter of 2006. We believe the industry growth began to slow slightly in the third quarter of 2006 and will remain somewhat soft through the end of 2006 and into the first half of 2007. Our sales for the second quarter of 2006 represented our highest quarterly sales level since the first quarter of 2001. While our sales for the third quarter of 2006 were slightly ahead of the same quarter of 2005, we experienced a 7% sequential quarterly decline in sales. Our backlog of customer orders, which was $69 million at December 31, 2004, had increased significantly to $89 million by December 31, 2005 and to $106 million at June 30, 2006. As of October 31, 2006, our backlog decreased to $92.9 million.

While we expect that the future growth in global markets will include growth in the Americas, the Company believes that growth rates will be higher in Asian markets and possibly European markets as well. The Company has operations in Korea, Malaysia and China to support Asian markets. The Company also has operations in the United Kingdom and Hungary to support European markets. There can be no assurance that the Company will achieve any growth in any particular market in the future. In an effort to return to profitability, the Company has recently undertaken measures to reduce its inventory and expenses to bring them more in line with the now lower level of sales. As part of these measures, the Company has reduced its presence in Europe and Asia and reduced its headcount in North America as well.

The implementation of a new enterprise resource planning (ERP) system which was placed into service in February of 2006 had a material adverse impact on our operations and our results during the first nine months of 2006. Also having a significant impact on the results for the first nine months of 2006 was a non-recurring accrual for severance pay and certain bad debt adjustments and write-offs. Results for the first nine months of 2006 were also impacted by a significant increase in interest expense associated with increases in interest rates and increased borrowings to support the growth in inventory and receivables resulting from sales and backlog growth as well as ERP issues.

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

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

The Company believes there have been no significant changes, during the quarter ended September 30, 2006, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 except as follows:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. See Note 3 to Notes to Consolidated Condensed Financial Statements (Unaudited) for required disclosures under SFAS 123 (R).

Financial Accounting Standard Board (FASB) Staff Position ("FSP") FAS 123 (R) - 5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

On September 15, 2006, FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

Results of Operations
---------------------

Net sales for the quarter and nine months ended September 30, 2006 were $114.8 million and $357.1 million representing a 1.4% and 12.0% increase from net sales of $113.2 million and $318.8 million for the same periods of 2005. Sales for the third quarter of 2006 decreased 7.4% sequentially from sales for the second quarter of 2006 which was the Company's highest quarterly sales level since the first quarter of 2001. The increase in sales for the first nine months of 2006 reflects improvements in industry conditions which began during the second quarter of 2005 and continued into the second quarter of 2006, opportunities created from the ongoing consolidation in our industry and gains resulting from the Company's growth strategies. Management believes that industry conditions have slowed in the third quarter of 2006 and will remain soft through the balance of 2006 and into the first half of 2007. Additionally management is concerned that continuing issues including productivity losses relating to the conversion onto a new enterprise resource planning (ERP) system implemented in February 2006 may continue to inhibit the Company's performance for the next few quarters.

Gross profit was $19.6 million and $58.2 million for the third quarter and first nine months of 2006 representing a 10.1% and 12.3% increase as compared to $17.8 million and $51.8 million for the same periods of 2005. The increases in gross profit were primarily due to the increases in sales and for the third quarter of 2006 an increase in the gross profit margin. Gross profit margins as a percentage of net sales were 17.0% and 16.3% for the third quarter and first nine months of 2006 compared to 15.7% and 16.3% for the third quarter and first nine months of 2005. The increase in gross profit margin for the third quarter of 2006 compared to the same period of 2005 reflects a slight reduction in sales to accounts that require aggressive pricing.

Selling, general and administrative expenses ("SG&A") was $18.6 million for the third quarter of 2006 compared to $16.1 million for the third quarter of 2005. SG&A was $56.9 million for the first nine months of 2006 compared to $47.4 million for the first nine months of 2005. SG&A for the third quarter and first nine months of 2006 reflects increases in variable expenses of $352,000 and $1.3 million compared to the 2005 periods. These increases in variable expenses primarily reflect increases in gross profit dollars and increases in commission rates resulting from pressure in labor markets. In addition to the increases in variable expenses, fixed expenses increased $2.1 million for the third quarter of 2006 and $8.2 million for the first nine months of 2006 compared to the 2005 periods. The increase in fixed expenses relates primarily to bad debt adjustments and write-offs in 2006, and increases in compensation expense, consulting fees, temporary help and maintenance and repairs during the first nine months of 2006 as compared to the same period of 2005. As a result of industry consolidation and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

improved conditions within the industry, during 2005 and the first eight months of 2006 the Company strategically increased its personnel in North America, Europe and Asia. Additionally, as a result of severe productivity losses caused by the new ERP system, the Company added people across most departments to manage both operations and data flow. Management believes that these productivity losses are temporary and productivity gains should occur as improvements to the new ERP system are obtained. The Company has recently begun reducing its staff in an effort to reduce its SG&A and return to profitability. For the first nine months of 2006, the increase in fixed expenses was partially offset by a reduction in other expenses including occupancy costs. In addition, in connection with the new ERP system, SG&A for the third quarter and first nine months of 2006 increased by $123,000 and $328,000 representing the non-cash depreciation and amortization of the cost of the new ERP system over a seven year period. Additionally, SG&A increased $245,000 and $1.0 million for the third quarter and first nine months of 2006 as a result of consulting fees associated with the ERP conversion. Furthermore, SG&A for the nine months ended September 30, 2006 reflects an accrual of $655,000 for severance pay and an expense of $806,000 for bad-debt adjustments and write-offs. The Company anticipates additional expenses for maintenance and further development required in connection with the new ERP system. In 2007, quarterly SG&A will reflect $226,000 per quarter representing non-cash depreciation and amortization of the cost of the new ERP system over a seven year period.

SG&A as a percentage of net sales was 16.2% and 15.9% for the quarter and nine months ended September 30, 2006 compared to 14.2% and 14.9% for the same periods of 2005. The increases were due to the increases in SG&A in absolute dollars described above which increases more than offset the impact from the increases in sales.

Income from operations was $994,000 and $1.4 million for the quarter and nine months ended September 30, 2006 compared to $1.7 million and $4.4 million for the same periods of 2005. The decreases in income from operations for the 2006 periods were primarily due to the issues relating to the implementation of the new ERP system, significant accruals for severance pay, bad debt adjustments and write-offs and the other increases in SG&A as discussed previously.

Interest expense increased to $2.1 million and $5.5 million for the third quarter and first nine months of 2006 compared to $1.4 million and $3.5 million for the third quarter and first nine months of 2005. The increases in interest expense resulted from increases in average borrowings and increases in overall interest rates. Our average borrowings increased by $16.2 million and $22.1 million for the third quarter and first nine months of 2006 compared to the same periods of 2005 primarily as a result of increases in our accounts receivable and inventory levels. Accounts receivable increased during the first nine months of 2006 compared to the same period of 2005 in connection with the significant increases in sales as well as a slowdown in our collections resulting from invoicing problems created by our new ERP system. Accounts receivable also increased in connection with competitive pressures to provide extended payment terms to strategic customers. Inventory increased significantly to $95.2 million at the end of the first half of 2006 compared to $66.4 million at the end of the first half of 2005. Our inventory increased to support the increased levels of sales beginning during the second quarter of 2005 and accelerating in the first half of 2006, and the significant increase in customer backlog during the first half of 2006. An increase in supplier delivery times (or lead-times) also caused the Company to increase inventory levels in order to be able to meet customer requirements. Furthermore, the new ERP system has had an adverse impact on the Company's ability to optimize its inventory levels. Since the end of the second quarter of 2006, inventory has decreased from $95.2 million to $87.6 million at September 30, 2006. As a result of increases in the prime and LIBOR interest rates, the Company's overall interest rates increased despite the positive impact from the improved pricing structure under its credit facility. The Company's rate improved from the then first pricing level under its credit facility during the first quarter of 2005 to the third pricing level under the current pricing structure. This improvement, which aggregated 50 basis points, resulted from the change in the pricing structure under the August 8, 2005 amendment to the credit facility. The positive impact on interest expense from the improvement in the rate associated with the change in pricing structure was more than offset by the adverse effect from interest rate increases by the

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Federal Reserve Board and a change to the fourth pricing level under the credit facility during the third quarter of 2006. Since the Company's interest rate is now based on the fifth pricing level (up from the fourth level in effect during the third quarter of 2006) and will reflect the increase in rates pursuant to the November 2006 amendment, the Company's interest expense will continue to increase unless the Company reduces its level of borrowings. In addition, as and to the extent the Federal Reserve increases interest rates the Company's interest expense will also continue to increase. Interest expense for the third quarter and first nine months of 2006 included non-cash amortization of deferred financing fees of $46,000 and $104,000. Interest expense will reflect an additional $521,000 of deferred financing fees over the remaining term of the amended credit facility which is currently set to expire on May 31, 2009. See "Liquidity and Capital Resources" below and Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

The Company had a net loss of $666,000 for the third quarter of 2006 (or $(.17) per share (diluted)), compared to net income of $209,000 (or $.05 per share (diluted)) for the third quarter of 2005. For the first nine months of 2006, the Company had a net loss of $2.6 million (or $(.66) per share (diluted)) compared to net income of $578,000 (or $.14 per share (diluted)) for the 2005 period.

Liquidity and Capital Resources
-------------------------------

Working capital at September 30, 2006 increased to $106.0 million from working capital of $103.5 million at December 31, 2005. The current ratio was 2.6:1 at September 30, 2006 compared to 2.76:1 at December 31, 2005. The increase in working capital was primarily due to an increase in inventory which was partially offset by an increase in accounts payable and decreases in cash and accounts receivables. Accounts receivable was $79.2 million at September 30, 2006 compared to $82.2 million at December 31, 2005. The decrease in accounts receivable reflects an improvement in the Company's collection efforts. Inventory levels were $87.6 million at September 30, 2006 compared to $74.6 million at December 31, 2005. Inventory had increased to $95.2 million at June 30, 2006 to support the increased levels of sales beginning during the second quarter of 2005 and accelerating in the first half of 2006, as well as the significant increase in customer backlog during the first half of 2006. An increase in supplier delivery times (or lead-times) has also caused the Company to increase inventory levels in order to be able to meet customer requirements. Furthermore, the new ERP system has had an adverse impact on the Company's ability to optimize its inventory levels. Accounts payable increased to $57.5 million at September 30, 2006 from $51.6 million at December 31, 2005 as a result of an increase in the level of purchases made during the third quarter of 2006 as compared to the fourth quarter of 2005.

At September 30, 2006, the Company had subordinated debt with various maturities through 2015 which aggregated $664,000, including the current portion of such debt, and had an unfunded postretirement benefit obligation of $998,000. See the table below.

Borrowings under the Company's $100 million credit facility, as amended (the "Credit Facility"), bear interest at one of five pricing levels dependent on the Company's debt service coverage ratio at the quarterly pricing date (as defined), and are secured by all of the Company's assets including accounts receivable, inventories and equipment. The pricing levels were as follows until November 14, 2006, when they were each increased by 25 basis points (see discussion below): at the first pricing level, at the Company's option, the rate was either (a) .25% below the greater of the Federal funds rate plus .5% and prime or (b) 1.75% over LIBOR; at the second level, at the Company's option, the rate was either (a) the greater of the Federal funds rate plus .5% and prime or
(b) 2.00% over LIBOR; at the third level, at the Company's option, the rate was either (a) .25% over the greater of the Federal funds rate plus .5% and prime or
(b) 2.25% over LIBOR; at the fourth pricing level, at the Company's option, the rate was either (a) .5% over the greater of the Federal funds rate plus .5% and prime or (b) 2.50% over LIBOR; and at the fifth pricing level, at the Company's option, the rate was either (a) .75% over the greater of the Federal funds rate plus .5% and prime or (b) 2.75% over LIBOR. Since October 2006 the Company has been at the fifth pricing level. The amounts that the Company may borrow under the Credit Facility are based upon

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

specified percentages of the Company's eligible accounts receivable and inventories (as defined). The Company is required to comply with certain affirmative and negative covenants and certain financial ratios. The covenants, among other things, place limitations and restrictions on the Company's borrowings, investments, capital expenditures and transactions with affiliates; prohibit dividends and acquisitions; and prohibit stock redemptions in excess of an aggregate cost of $2.0 million during the term of the Credit Facility. The Credit Facility requires the Company to maintain certain minimum levels of tangible net worth throughout the term of the credit agreement, a minimum debt service coverage ratio and a minimum inventory turnover level, each tested on a quarterly basis, as well as certain additional financial covenants which have to be met based on the August 2006 and November 2006 amendments to the Credit Facility as discussed below.

In May 2006, the Company's credit facility was amended subsequent to but effective as of March 31, 2006 whereby the debt service coverage ratio test for the first quarter of 2006 was eliminated and the minimum tangible net worth requirement was reduced to $21.0 million.

In August 2006, the Company's credit facility was amended subsequent to but effective as of June 30, 2006 whereby the debt service coverage ratio test for the second quarter of 2006 was eliminated and certain other financial and other covenants relating to reporting and information were added. The financial covenants associated with the August 2006 amendment included requirements that the Company achieve reductions in inventory of $7.5 million from June 30, 2006 to September 30, 2006, reductions in past due accounts receivables of $750,000 per month for each of the months August and September 2006 and maintaining minimum daily excess availability of $2.0 million beginning August 15, 2006; $2.5 million beginning September 16, 2006 and $3.0 million from October 16, 2006 through November 15, 2006. The Company was permitted to have less than the minimum daily excess availability requirement for up to seven individual business days during each period.

In November 2006, the Company's credit facility was amended subsequent to but effective as of the balance sheet date whereby the debt service coverage ratio test for the third quarter of 2006 was eliminated and certain other financial covenants and other covenants relating to financial reporting and other information required to be provided were added. In addition and as noted above, the pricing levels to determine the interest rate under the Credit Facility were each increased by 25 basis points. The new financial covenants include requirements that the Company has no more than $88 million of inventory at October 31, 2006, $85 million of inventory at November 30, 2006 and $83 million of inventory at December 31, 2006 and on the last day of each month thereafter, and the sublimit for inventory availability under the borrowing base was reduced to $46 million from $53 million. In addition, the Company's past due accounts receivables need to be: $200,000 less than the September 30, 2006 balance at October 31, 2006; $400,000 less than the September 30, 2006 balance at November 30, 2006; $800,000 less than the September 30, 2006 balance at December 31, 2006; $1.2 million less than the September 30, 2006 balance at January 31, 2007; and $1.6 million less than the September 30, 2006 balance at February 28, 2007 and on the last day of each month thereafter. The November 2006 amendment also provides that the Company maintain minimum daily excess availability of $1.5 million beginning November 15, 2006, down from the requirement of $3.0 million in the August 2006 amendment as discussed above. The minimum tangible net worth covenant was eliminated for September 30, 2006 as noted above and set at $20 million for December 31, 2006 and $21 million at March 31, 2007 and thereafter. A minimum EBITDA covenant was added and set at $2.85 million for the year ending December 31, 2006 and $3.0 million for the twelve month period ending March 31, 2007 and each calendar quarter thereafter.

The Company was in compliance with these amended and all other covenants under the Credit Facility at September 30, 2006. There is no assurance that the Company will be able to meet the new requirements. The Company anticipates that in the future it will need additional amendments including elimination of certain financial covenant tests and restrictions or even possibly a restructuring of the terms of the Credit Facility. At September 30, 2006, outstanding borrowings under the Company's credit facility aggregated $94.3 million compared to $88.9 million at December 31, 2005. See Note 5 to Notes to Consolidated Condensed Financial Statements (Unaudited).

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

Long-term debt, operating leases and other long-term obligations as of September 30, 2006 mature as follows:

                                                                      Payments Due by Period
                                                     ---------------------------------------------------------
                                                        Less than                                    More than
Obligations                                  Total         1 year      1-3 years      4-5 years        5 years
--------------------------------------------------------------------------------------------------------------
Long-term debt (1) ................   $ 94,952,000   $     74,000   $ 94,533,000   $    180,000   $    165,000
Capital leases ....................      1,667,000        679,000        988,000              -              -
Operating leases ..................     12,300,000      3,000,000      6,500,000      1,900,000        900,000
Other long-term obligations (2) ...      1,139,000              -        141,000              -        998,000
                                      ------------   ------------   ------------   ------------   ------------
Total obligations .................   $110,058,000   $  3,753,000   $102,162,000   $  2,080,000   $  2,063,000
                                      ============   ============   ============   ============   ============

---------

(1) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of September 30, 2006 and includes $94,288,000 under the Company's Credit Facility which matures on May 31, 2009.
(2) Reflected on the Company's Consolidated Condensed Balance Sheet (Unaudited) as of September 30, 2006 and includes a postretirement benefit obligation of $998,000.

In February 2006, the Company implemented a new enterprise resource planning
(ERP) system. The aggregate cost of this new ERP system, including costs of training and implementation but excluding capitalized payroll costs, is approximately $8.5 million. At September 30, 2006, $6.7 million associated with this ERP system was reflected in property, plant and equipment - net on the Consolidated Condensed Balance Sheet. In July 2004, the Company financed $1.1 million of its ERP costs with a third party finance company under an installment payment arrangement. The effective interest rate under this agreement was 1.9% per annum. The Company also financed an additional $2.9 million of the aggregate cost of the ERP system with two additional third party finance companies, which financing arrangements have maturities through March 2010 and have effective interest rates ranging from 1.6% to 7.1% per annum. Of this $2.9 million financing, $565,000 is classified as operating leases and $2.4 million is classified as capital leases. At September 30, 2006, the outstanding obligation under these capital leases aggregating $2.4 million was $1.7 million.

The Company currently expects that its cash flows from operations and additional borrowings available under its Credit Facility will be sufficient to meet the Company's current financial requirements in the fourth quarter of 2006, including obligations related to the current portion of long-term debt and capital and operating leases, subject, however, to obtaining additional amendments to the Credit Facility (including elimination of certain financial covenants, tests and restrictions or even possibly restructuring the Credit Facility). In addition, the Company continues to explore additional sources of financing in order to meet its financial requirements over the next twelve months. See "Part II. Other Information - Item A - Risk Factors."

Off-Balance Sheet Arrangements
------------------------------

At September 30, 2006, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward-Looking Statements; Business Risks and Uncertainties
------------------------------------------------------------

This Form 10-Q contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, representing the Company's current expectations, beliefs and intentions relating to the Company's or industry's future performance, market conditions, its future operating results,

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

investments in the growth of its business, bookings, backlogs, sales, products, services and markets (including operations in Asia and Europe), liquidity and available cash flow and financings, trends or developments including relating to industry conditions or industry consolidation or future growth in global markets, expected capital expenditures (including for the new ERP system) and/or future events relating to or affecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "will," "shall," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions, to the extent used, as they relate to the Company, its management, operations, finances or industry are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: the level of strength of industry and market conditions and business activity being less than we believe or weakening more than we expect; a tightening by customers of their inventory levels; a further slowdown in sales or that slowdown being greater than we expect; the continuance of a trend for electronics manufacturing to move offshore; the level of effectiveness of the Company's business, investment and marketing strategies, including those outside the Americas and particularly in Asia; the level and extent of effectiveness of certain cost cutting measures the Company has recently commenced and anticipates will continue to undertake and the impact of those cost cutting measures on the ability of the Company to grow its sales and/or develop the Europe and Asia markets; insufficient funds generated or available from operations, from the Company's Credit Facility and from other sources (debt and/or equity) to support the Company's operations or the inability of the Company to obtain required amendments to or restructure the terms and provisions of the Credit Facility and/or additional financing at all and/or on terms acceptable to the Company; an increase in interest rates, including as a result of further increases in pricing levels under its Credit Facility, interest rate increases by the Federal Reserve Board and/or an increase in the Company's average outstanding borrowings; failure to satisfy financial covenants required by the Company's credit facility; failure to obtain necessary amendments to or restructure the Company's credit facility due to defaults or potential defaults thereunder; a reduction in the level of demand for products of its customers including the level of growth of some of the new technologies supported by the Company; deterioration in the relationships with or availability of terms of credit from existing suppliers, particularly one of our largest suppliers; decreases in gross profit margins, including the adverse impact on margins resulting from the Company being required to have aggressive pricing programs, an increasing number of low-margin, large volume transactions, inventory oversupply conditions and/or increases in the costs of goods; continuing to be required to extend or even further extend payment terms of certain customers, problems with telecommunication, computer and information systems, including related to the completion of the installation and implementation of the new ERP system and the effectiveness of the operation thereof, as well as the ultimate total cost of installing and implementing the ERP system continuing to further increase and thus being materially greater than expected; the inability of the Company to expand its product offerings or obtain product during periods of allocation; the impact from changes in accounting rules; adverse currency fluctuations; the adverse impact of terrorism or the threat of terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2005 and other filings with the Securities and Exchange Commission and in its press releases. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company's Credit Facility bears interest based on interest rates tied to the Federal funds rate, prime or LIBOR rate, any of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market interest rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company's financial results. For each 100 basis point fluctuation in the interest rates charged on the Company's borrowings under its Credit Facility, interest

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

expense will increase or decrease by approximately $236,000 per quarter based on outstanding borrowings at September 30, 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Controls and Procedures
-----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and that our financial condition, results of operations and cash flows are fairly presented in all material respects. Although in 2006 the Company converted to a new ERP system which resulted in productivity losses, management believes that the Company's disclosure controls and procedures are effective as stated above.

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

We currently anticipate needing to spend significant amounts of cash to: meet our working capital requirements (including to support necessary levels of inventory and associated trade payables, as well as customer backlog, and accounts receivable); invest in and finance capital equipment and infrastructure; to install, effectively implement and/or upgrade our information and communication systems, including our new enterprise resource planning (ERP) system; commence again to expand our foreign operations and/or acquire businesses or open divisions; and/or respond to increases in expenses and costs, unanticipated developments, increasing customer demands and/or competitive pricing and other pressures. If we do not have enough cash on hand, cash generated from our operations and/or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to operate our business and to carry out our growth and operating strategies, particularly if our credit facility is not available to do so because of reaching the maximum borrowing availability thereunder, excess availability requirements, certain other new financial covenants or otherwise and/or we cannot obtain any required amendment (including amendments and/or elimination of certain financial covenant tests and restrictions) to or otherwise restructure its terms and provisions. We may not be able to obtain amendments to or otherwise restructure our credit facility terms and provisions to avoid defaults and/or to raise needed cash from other sources on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive to the interests of our shareholders. If alternative

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

sources of financing are required but are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding, if and assuming such modifications and/or other actions can be made or taken at all.

Our new enterprise resource planning (ERP) system could continue to interfere with our operations.

Although we are seeing some improvement, service to and relationships with our customers and suppliers have been adversely impacted by the implementation of our new ERP system. The strain on the Company's employees, as well as on its financial resources, in connection with the implementation of this new ERP system has been significant. We can offer no assurance that the implementation will be successful to the level required or that it will not cause additional interruption in operations and services. Failure of the new ERP system to improve or perform as expected would have a further material adverse impact on our operating results.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) On October 20, 2006, the Company held its 2006 annual meeting of shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of two directors of the Company. The two nominees, who were existing directors of the Company and nominees of the Company's Board of Directors based on the recommendation of the Nominating Committee of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

     Nominee for Director          For                       Withheld
     --------------------          --------------------      ----------------
     Paul Goldberg                 3,528,543      93.5%      247,194     6.5%
     Robin L. Crandell             3,526,268      93.4%      249,469     6.6%

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

     Proposal to ratify the selection of Lazar Levine & Felix LLP as the Company's registered independent public accounting firm for the year ending December 31, 2006

     For                           3,640,192       96.4%
     Against                         123,889        3.3%
     Abstain                          11,656         .3%

(d)  Not applicable.

ITEM 5.   Other Information
-------   -----------------

On November 14, 2006, the Company's credit agreement dated as of May 14, 2003 with Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto covering the Company's $100 million credit facility was further amended subsequent to but effective as of September 30, 2006 pursuant to a Sixth Amendment thereto (the "Sixth Amendment"). Pursuant to the Sixth Amendment the debt service coverage ratio and tangible net worth tests for the third quarter of 2006 were eliminated and certain other financial covenants and other covenants relating to financial reporting and

ALL AMERICAN SEMICONDUCTOR, INC. AND SUBSIDIARIES

================================================================================

other information were added. In addition, the pricing levels to determine the interest rate under the Credit Facility were each increased by 25 basis points. The new financial covenants include requirements that the Company has no more than $88 million of inventory at October 31, 2006, $85 million of inventory at November 30, 2006 and $83 million of inventory at December 31, 2006 and on the last day of each month thereafter, and the sublimit for inventory availability under the borrowing base was reduced to $46 million from $53 million. In addition, the Company's past due accounts receivables need to be: $400,000 less than the September 30, 2006 balance at November 30, 2006; $800,000 less than the September 30, 2006 balance at December 31, 2006; $1.2 million less than the September 30, 2006 balance at January 31, 2007; and $1.6 million less than the September 30, 2006 balance at February 28, 2007 and on the last day of each month thereafter. The Sixth Amendment also provides that the Company must maintain minimum daily excess availability of $1.5 million beginning November 15, 2006, down from a requirement of $3.0 million in the Fifth Amendment entered into on August 14, 2006. The minimum tangible net worth covenant was eliminated for September 30, 2006 and set at $20 million for December 31, 2006 and $21 million at March 31, 2007 and thereafter. A minimum EBITDA covenant was added and set at $2.85 million for the year ending December 31, 2006 and $3.0 million for the twelve month period ending March 31, 2007 and thereafter. A $100,000 amendment fee was paid to the lenders in connection with the Sixth Amendment. There is no assurance that the Company will be able to meet the new requirements. The Company anticipates that in the future it will need additional amendments (including elimination of certain financial covenant tests and restrictions or even possibly a restructuring of the terms of the Credit Facility).

ITEM 6.   Exhibits
-------   --------

          Exhibits
          --------

          10.1 Sixth Amendment to Credit Agreement, dated as of November 14, 2006 among the Company, as borrower, and Harris N.A., successor by merger to Harris Trust and Savings Bank, as a lender and administrative agent, U.S. Bank National Association, as a lender and co-agent, and the other lenders party thereto.
          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

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

                                    All American Semiconductor, Inc.
                                    --------------------------------------------
                                    (Registrant)


Date:  November 14, 2006            /s/ BRUCE M. GOLDBERG
                                    --------------------------------------------
                                    Bruce M. Goldberg, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:  November 14, 2006            /s/ HOWARD L. FLANDERS
                                    --------------------------------------------
                                    Howard L. Flanders, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)